Form 10-Q
period 1995-03-31
SURETY CAPITAL CORP /DE/
filed 1995-05-03
CIK 784932

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C., 20549



Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from ________________ to
     ______________.

Commission file number 33-1983


                          SURETY CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)



       Delaware                                         75-2065607
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)


            1845 Precinct Line Road, Suite 100, Hurst, Texas  76054
                   (Address of principal executive offices)


                                (817) 498-2749
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   x    No
    -----    -----


Common stock outstanding on April 27, 1995, 3,040,829 shares

                          SURETY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS
                                                                 March 31,  December 31,
                                                                   1995         1994
                                                              ------------  ------------
Assets:
 Cash and due from banks                                      $  4,624,543  $  3,929,360
 Federal funds sold                                              6,730,000     7,265,000
                                                              ------------  ------------

     Cash and cash equivalents                                  11,354,543    11,194,360

 Interest bearing deposits in financial institutions             1,428,355     1,524,188
 Investment securities                                          14,430,605    19,504,254
 Net loans                                                      67,459,955    63,965,402
 Premises and equipment, net                                     2,341,530     2,393,601
 Accrued interest receivable                                       576,366       623,737
 Other real estate and repossessed assets                           73,836       121,359
 Net deferred tax asset                                            112,485       135,774
 Other assets                                                      396,221       316,117
 Excess of cost over fair value of net assets
   acquired, net of accumulated amortization
   of $202,502 and $175,240 at March 31, 1995
   and December 31, 1994, respectively                           2,488,257     2,515,519
                                                              ------------  ------------

     Total assets                                             $100,662,153  $102,294,311
                                                              ============  ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Demand deposits                                              $ 12,040,515  $ 12,191,183
 Savings, NOW and money markets                                 28,643,576    29,875,481
 Time deposits, $100,000 and over                               16,474,951     7,942,882
 Other time deposits                                            32,958,469    42,017,576
                                                              ------------  ------------

     Total deposits                                             90,117,511    92,027,122

Note payable                                                     1,750,000     1,750,000
Accrued interest payable and other liabilities                     470,550       451,508
                                                              ------------  ------------

     Total liabilities                                          92,338,061    94,228,630
                                                              ------------  ------------

Commitments and contingent liabilities (Note 1)

Shareholders' equity:
 Common stock, $.01 par value, 20,000,000 shares
  authorized, 3,040,829 and 2,373,429 shares issued
  and outstanding at March 31, 1995 and
  December 31, 1994, respectively                                   30,408        30,408
  Additional paid-in capital                                     8,113,214     8,113,214
  Surplus/(Deficit)                                                135,262       (75,102)
  Unrealized gain on available-for-sale securities                  45,208        (2,839)
                                                              ------------  ------------

     Total shareholders' equity                                  8,324,092     8,065,681
                                                              ------------  ------------

     Total liabilities and shareholders' equity               $100,662,153  $102,294,311
                                                              ============  ============

                  The accompanying notes are an integral part of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              for the three months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                              Three Months  Three Months
                                                                  Ended         Ended
                                                                 March 31,     March 31,
                                                                   1995          1994
                                                              ------------  ------------
Interest income:
 Commercial and real estate loans                             $    903,848  $    273,972
 Consumer loans                                                    255,089       250,054
 Insurance premium financing                                       648,178       477,610
 Federal funds sold                                                153,358        24,582
 Investment securities                                             249,860       106,085
 Other interest income                                                            12,012
                                                              ------------  ------------

 Total interest income                                           2,210,333     1,144,315
                                                              ------------  ------------

Interest expense:
 Savings, NOW and money markets                                    189,831        93,253
 Time deposits, $100,000 and over                                  192,591        52,873
 Other time deposits                                               348,654       126,854
 Other interest expense                                             50,055
                                                              ------------  ------------
 Total interest expense                                            781,131       272,980
                                                              ------------  ------------
 Net interest income before provision                            1,429,202       871,335
 for loan losses

Provision for loan losses                                           45,000        28,552
                                                              ------------  ------------
 Net interest income                                             1,384,202       842,783
                                                              ------------  ------------
Noninterest income                                                 368,292       250,417
                                                              ------------  ------------

Noninterest expense:
 Salaries and employee benefits                                    707,219       493,246
 Occupancy and equipment                                           218,687       141,153
 General and administrative                                        515,355       343,469
                                                              ------------  ------------

    Total noninterest expense                                    1,441,261       977,868
                                                              ------------  ------------
      Income before income taxes                                   311,233       115,332
Income tax expense:
 Current                                                           100,869         2,500
 Deferred                                                     ------------  ------------

      Net income                                              $    210,364  $    112,832
                                                              ============  ============

Net income per share of common stock                          $       0.07  $       0.05
                                                              ============  ============

Weighted average shares outstanding                              3,113,483     2,373,429
                                                              ============  ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 for the three months ended March 31, 1995 and
                       the year ended December 31, 1994
                                  (Unaudited)



                                                                                       Unrealized
                                     Common Stock                                       Loss on
                                     ------------            Additional                Available-
                                                  Par         Paid-in    Accumulated    for-Sale       Total
                                  Shares         Value        Capital      Deficit     Securities     Equity
                                  ------         -----       ----------   ------------ -----------    ------
Balance at 12/31/93             2,273,487       $22,734      $5,806,116     $(547,862)              $5,280,988
                                ---------       -------      ----------     ---------               ----------
Sale of common stock              767,342         7,674       2,307,098                              2,314,772

Net income                                                                    472,760                  472,760

Unrealized loss on available-
 for-sale securities, net
 of income taxes                                                                          $(2,839)      (2,839)
                                ---------       -------      ----------     ---------     -------   ----------

Balance at 12/31/94             3,040,829        30,408       8,113,214       (75,102)     (2,839)   8,065,681
                                ---------       -------      ----------     ---------     -------   ----------

Net income                                                                    210,364                  210,364

Net of tax:
 Unrealized gain
 on AFS, net of
 income taxes                                                                              48,047       48,047
                                ---------       -------      ----------     ---------     -------   ----------

Balance at 3/31/95              3,040,829       $30,408      $8,113,214     $ 135,262     $45,208   $8,324,092
                                =========       =======      ==========     =========     =======   ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the three months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                             Three Months   Three Months
                                                                 Ended          Ended
                                                               March 31,      March 31,
                                                                 1995           1994
                                                             -------------  -------------
Cash flows from operating activities:
 Net income                                                   $   210,364    $   112,832
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                       45,000         28,552
   Depreciation and amortization                                  143,960         80,495
   Gain on sale or disposal of assets
   Gain on sale of investment securities                              100
   Net change in other assets                                      62,837        (31,686)
   Net change in deferred tax asset                                19,042
   Net increase/(decrease) in accrued interest
    payable and other liabilities                                  23,289         (8,989)
                                                              -----------    -----------

    Net cash provided by operating activities                     504,592        181,204
                                                              -----------    -----------

Cash flows from investing activities:
 Proceeds from sale of AFS securities                           4,736,538
 Proceeds from the maturity of held-to maturity
  securities and interest bearing deposits                      1,210,085      1,115,679
 Proceeds from maturity of available-for-sale
  securities                                                      204,832
 Purchase of premises and equipment                               (64,627)      (100,947)
 Net increase in loans                                         (1,769,254)    (5,349,023)
 Purchase of held-to-maturity securities
 Purchase of available-for-sale securities                       (982,073)
 Payments received on purchased medical claims receivable       3,169,910      3,170,167
 Purchases of medical claims receivable                        (4,940,209)    (1,440,691)
                                                              -----------    -----------

    Net cash provided by (used in) investing activities         1,565,202     (2,604,815)
                                                              -----------    -----------

Cash flows from financing activities:
 Net change in deposit                                         (1,909,611)       776,330
 Proceeds from the sale of common stock                                          405,001
                                                              -----------    -----------

    Net cash provided by (used in) financing activities        (1,909,611)     1,181,331
                                                              -----------    -----------

Net increase (decrease) in cash                                   160,183     (1,242,280)

Beginning cash and cash equivalents                            11,194,360      6,886,487
                                                              -----------    -----------
Ending cash and cash equivalents                              $11,354,543    $ 5,644,207
                                                              ===========    ===========
Supplemental disclosure:
  Cash paid during the period for interest                    $   761,871    $   280,108
                                                              ===========    ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation:
   ---------------------

   The condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1995, and the results of its operations and its cash flows for the indicated periods have been included. The results of operations for such interim period are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1995.

2. Acquisitions:
   ------------

   The Farmers Guaranty State Bank of Kennard

   On February 4, 1994, Surety Capital Corporation's subsidiary Surety Bank, National Association ("Surety Bank") entered into an agreement for the merger of The Farmers Guaranty State Bank of Kennard, a Texas banking association located in Kennard, Texas, with and into Surety Bank. The merger was consummated effective as of the close of business on May 31, 1994. Pursuant to the merger, Surety Bank paid $1,200,000 to the shareholders of The Farmers Guaranty State Bank of Kennard. The purchase price was based on the book value of The Farmers Guaranty State Bank of Kennard as of May 31, 1994.

   Pursuant to the merger agreement, Surety Bank purchased all of the assets and assumed all of the obligations of The Farmers Guaranty State Bank of Kennard. Surety Bank internally financed the acquisition through the use of working capital, and did not borrow funds for any portion of the purchase price.

   The acquisition has been accounted for as a purchase in the accompanying consolidated financial statements. The assets and liabilities of the acquired Bank have been recorded at their fair values as of May 31, 1994.

   The consolidated results of operations include the operations of the acquired Bank subsequent to June 1, 1994. The unaudited information for the three months ended March 31, 1994 presented below, reflects the acquisition of the Bank, as if it had been acquired as of January 1, 1994. Pro forma adjustments consisting for income taxes have been made to properly reflect the unaudited pro forma information.



Balance Sheet Data:                             1995         1994
                                             -----------  -----------
     Interest income                          $2,210,333   $1,383,319
     Net income                                  210,364      132,987
     Net income per share of common stock          $0.07        $0.06


                          SURETY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



2. Acquisitions continued:
   ------------

   First National Bank

   On May 24, 1994, the Bank entered into an agreement for the merger of the First National Bank, a national banking association located in Whitesboro, Texas, with and into Surety Bank. The merger was consummated effective as of the close of business on December 8, 1994. Pursuant to the merger, the Bank paid $6,000,000 to the shareholders of the First National Bank in exchange for all of the issued and outstanding shares of common stock of the First National Bank. The purchase price of $30.00 per share was based on approximately 150% of the book value of the First National Bank as of December 31, 1993. As a result of the earnings of the First National Bank during the fiscal year 1994, the purchase price of $30.00 per share represented approximately 130% of the book value of the First National Bank as of the date of consummation of the merger.

   In connection with the merger, the Bank purchased all of the assets and assumed all of the obligations of the First National Bank. To finance the merger, the Bank received a $4,000,000 capital contribution from the Company. The Company raised $2,169,050 under a limited offering of its shares of common stock, pursuant to which it sold 667,400 shares of common stock at $3.25 per share and the Company obtained a $1,750,000, 90-day note payable to Overton Bank and Trust, N.A. ("Overton Bank"). The note bears interest at two percent (2%) above Overton Bank's prime rate of interest (9%) at March 31, 1995, with principal and interest due at maturity. The Company also signed an agreement extending the maturity of the short term note to June 7, 1995.

   The acquisition has been accounted for as a purchase in the accompanying consolidated financial statements. The assets and liabilities of the acquired bank have been recorded at their fair values as of November 30, 1994.

   Included in the accompanying consolidated financial statements are the following amounts for the acquired bank as of March 31, 1995 and for the three months ended March 31, 1995:



Balance sheet data:
         Cash and due from banks                                     $   279,327
         Federal funds sold                                            5,130,000
         Interest bearing deposits in financial institutions              98,355
         Investment securities                                         6,099,646
         Net loans                                                    22,455,308
         Premises and equipment, net                                     800,090
         Accrued interest receivable                                     248,418
         Other assets                                                    264,345
                                                                     -----------

         Total assets                                                $35,375,489
                                                                     ===========

       Income statement data:
         Total interest income                                       $   600,565
         Total interest expense                                          304,688
         Other income                                                     81,583
         Noninterest expense                                             248,733
                                                                     -----------

         Net income                                                  $   128,727
                                                                     ===========

                          SURETY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



2. Acquisitions continued:
   ------------

   The consolidated results of operations include the operations of the acquired Bank subsequent to January 1, 1995. The unaudited information for the three months ended March 31, 1995 and the unaudited pro forma information for the three months ended March 31, 1994, presented below, reflects the acquisition of the Bank, as if it had been acquired as of January 1, 1994. Pro forma adjustments consisting of provision for income taxes and interest expense have been made to properly reflect the unaudited pro forma information. Interest expense on short-term debt of $1,750,000 is included as if it had been secured on January 1, 1994.


                                                1995        1994
                                             ----------  ----------
     Interest income                         $2,210,333  $1,836,214
     Net income                                 210,364     164,846
     Net income per share of common stock         $0.07       $0.07

   Income Taxes
   ------------

   During 1993, the Company adopted Statement of Financial Accounting Standards
                                    -------------------------------------------
   (SFAS) No. 109 whereby the method of accounting for income taxes utilizes an asset and liability approach for financial statement purposes. Under SFAS No. 109, the types of differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities or assets are: net operating loss carryforwards, allowances for possible loan losses and property and equipment. The change in accounting did not have an effect on the Company's consolidated financial position or results of operations. Surety Capital Corp. and its subsidiary will file a consolidated tax return for 1994.

                          SURETY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


3. Investment Securities:
   ---------------------

   At March 31, 1995, the amortized cost and estimated market values of investment securities are as follows:


                                                        Gross           Gross        Estimated
                                          Amortized   Unrealized      Unrealized       Market
                                             Cost        Gains          Losses          Value
                                          ---------   ----------      ----------       -------
Held-to-Maturity:
 U.S. Treasury                            $1,112,430                 $     7,193     $ 1,105,237
 Obligations of other U.S.
   Government agencies and
   corporations                            2,471,168                      88,101       2,383,067
 State and county municipals               4,747,362  $   139,032          3,632       4,882,762
                                         -----------  -----------    -----------     -----------

                                           8,330,960      139,032         98,926       8,371,066
                                         -----------  -----------    -----------     -----------
Available for sale:
   U.S. Treasury                           1,771,359        5,201                      1,776,560
   Obligations of other U.S.
    Government agencies and
    corporations                           3,959,014       63,296                      4,022,310
   Federal Reserve Bank Stock                280,850                                     280,850
   Other investment securities                19,925                                      19,925
                                         -----------  -----------    -----------     -----------

                                         $14,362,108  $   207,529    $    98,926     $14,470,711
                                         ===========  ===========    ===========     ===========

The amortized cost and estimated market value of investment securities at March 31, 1995, by contractural maturity, are shown below. Expected maturities will differ from contractural maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                       Estimated
                                                        Amortized                       Market
                                                          Cost                          Value
                                                       ----------                    -----------
Held-to-Maturity:
 Due within one year                                   $2,024,686                    $ 2,017,182
 Due after one year through five years                  2,605,406                      2,628,288
 Due after five years through ten years                 2,083,683                      2,164,181
 Mortgage-backed securities                             1,617,131                      1,561,415
                                                       ----------                    -----------

     Total                                             $8,330,960                    $ 8,371,066
                                                       ==========                    ===========

Available-for-Sale:
 Due within one year                                   $1,589,212                    $ 1,590,045
 Due after one year through five years                  2,909,896                      2,939,149
 Due after five years through ten years                 1,153,245                      1,190,897
 Mortgage-backed securities                                78,020                         78,779
 Other securities                                         300,775                        300,775
                                                       ----------                    -----------
                                                        6,031,148                      6,099,645

     Total                                            $14,362,108                    $14,470,711
                                                      ===========                    ===========

                          SURETY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3. Investment Securities continued:
   ---------------------

   Proceeds from sales of Available-for-Sale investment securities during the three months ended March 31, 1995 were $4,736,638 with gross recognized gains of $100 and no losses.

   Proceeds from sales of investment securities during the twelve months ended December 31, 1994 were $500,000 with no recognized gains or losses.

   At March 31, 1995 and 1994 the carrying values of Federal Reserve Bank stock were $280,850 and $108,700 respectively. The Federal Reserve Bank stock's market value was estimated to be the same as its carrying value at both.

   Prior to December 8, 1994, all investment securities were classified as held-to-maturity. Of the securities added to the investment portfolio on December 8, 1994 through the acquisition of the First National Bank of Whitesboro, $4,744,575 was added to the held-to-maturity classification and $9,831,115 was classified as available-for-sale. The net unrealized loss on available-for-sale investment securities on December 31, 1994 was $4,031.


4. Net Loans:
   ---------

   At March 31, 1995 and December 31, 1994, the loan portfolio was composed of the following:



                                       March 31,    December 31,
                                          1995          1994
                                      -----------   ------------
         Premium financing            $24,438,592    $20,931,642
         Commercial loans              15,857,674     13,205,698
         Installment loans              9,446,658     12,029,243
         Real estate loans             16,041,646     17,297,636
         Medical claims receivable      4,141,435      2,705,974
                                      -----------    -----------

             Total gross loans         69,926,005     66,170,193

         Unearned interest             (1,746,834)    (1,506,843)
         Allowance for loan losses       (719,216)      (697,948)
                                      -----------    -----------

             Net loans                $67,459,955    $63,965,402
                                      ===========    ===========

                          SURETY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


4. Net Loans, continued:
   ---------

   Activity in the allowance for loan losses is as follows:



                                Three Months   Three Months
                                    Ended         Ended
                                  March 31,     March 31,
                                    1995           1994
                                -------------  ------------
   Beginning balance              $697,948       $401,227
   Provision for loan losses        45,000         28,552
   Bank acquisition
   Loans charged off, net of
    recoveries                     (23,732)           535
                                  --------       --------

   Ending balance                 $719,216       $430,314
                                  ========       ========

   Loans on which the accrual of interest has been discontinued amounted to approximately $75,000 and $83,000 at March 31, 1995 and December 31, 1994, respectively.


5. Concentration of Credit Risk:
   ----------------------------

   The subsidiary bank has a significant concentration of credit in its insurance premium finance portfolio. Insurance premium finance comprises approximately $23,854,000 or 35% and $20,496,000 or 32% of consolidated total loans net of unearned interest as of March 31, 1995 and December 31, 1994, respectively. As of March 31, 1995, no group of borrowers writing insurance through any one insurance company represents 10% or more of the Bank's premium finance loans.


6. Shareholders' Equity:
   --------------------

   On April 22, 1993, the Company's Board of Directors approved a one-for-ten reverse split of the Company's common stock. The reverse split was approved by the shareholders of the Company on May 27, 1993. This action became effective on June 14, 1993 for shareholders of record as of June 11, 1993. A total of $178,331 was reclassified from par value of common stock to additional paid-in capital in connection with the reverse stock split. The par value of common stock remains unchanged. All per share amounts have been adjusted to reflect the reverse stock split on a retroactive basis.


   During the twelve months ended December 31, 1994, 767,342 shares of the Company's common stock were sold in private placements for total consideration, net of expenses, of $2,314,772. During the year ended December 31, 1993, 292,040 shares of the Company's common stock were sold in private placements for total consideration, net of expenses, of $851,903.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------  -----------------------------------------------------------------------
         OF OPERATIONS:
         -------------



General

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company changed the name of its subsidiary bank to Surety Bank, National Association (the "Bank"), effective January 1, 1994. The name change was made in order to establish name recognition for the Bank and to avoid confusion with other similarly named banks.

The results of the Company's operations for the first quarter of 1995 and 1994 are depicted below:



                                              Three Months      Three Months
                                                 Ended              Ended
                                               March 31,          March 31,
                                                  1995              1994
                                            --------------    ---------------
INSURANCE PREMIUM FINANCING:

  Average balance outstanding                  $22,168,189        $16,549,393
  Average yield                                       11.7%              11.5%
  Interest income                              $   648,178        $   477,610

CONSUMER, COMMERCIAL AND REAL ESTATE FINANCING:

  Average balance outstanding                  $43,522,673        $17,177,364
  Average yield                                       10.7%              12.2%
  Interest income                              $ 1,158,937        $   524,026

COST OF FUNDS:

  Average balance outstanding/(1)/             $93,110,851        $44,440,789
  Average interest rate                                3.4%               2.5%
  Interest expense                             $   781,131        $   272,980

AVERAGE MONTHLY AMOUNTS:

  Total interest income                        $   736,778        $   381,438
  Total interest expense                       $   260,377        $    90,993
  Provision for loan losses                    $    15,000        $     9,517
  Noninterest income                           $   122,764        $    83,472
  Noninterest expense                          $   480,420        $   326,944


       /(1)/ Includes $1,750,000 of short term borrowings and $50,055 interest expense on short term borrowings.



Note: Average balances are computed using daily balances throughout each period.

                                 AVERAGE BALANCE SHEET


                                                    Three Months Ended March 31, 1995
                                                -----------------------------------------
                                                   Average                       Average
                                                   Balance         Interest        Rate
                                                   -------         --------      --------
ASSETS:

  Interest earnings assets:
   U.S. Treasury and agency securities
    and due from time                           $ 16,545,617    $  249,860/(1)/      6.0%
   Federal funds sold                              9,771,463       153,358           6.3%
   Loans/(2)/                                     65,690,862     1,807,115/(3)/     11.0%
   Allowance for loan losses                        (698,938)          N/A           N/A
                                                ------------    ----------       -------

       Total interest earning assets              91,309,004     2,210,333           9.7%
                                                ------------    ----------       -------

  Cash and due from banks                          4,104,074
  Premises and equipment                           2,366,786
  Accrued interest receivable                        614,098
  Other assets                                     2,914,191
                                                ------------

       Total assets                             $101,308,153
                                                ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing liabilities:
    Interest bearing demand deposits            $ 24,408,341    $  157,747           2.6%
    Savings deposits                               4,239,928        32,084           3.0%
    Time deposits                                 50,515,292       541,245           4.3%
    Notes payable                                  1,750,000        50,055          11.4%
                                                ------------    ----------          ----

       Total interest bearing liabilities         80,913,561       781,131           3.9%
                                                ------------    ----------          ----

         Net interest income                                     1,429,202
                                                                ==========

Net interest spread                                                                  5.8%
                                                                                    ----

Net interest income to average earning assets                                        6.3%
                                                                                    ====

Noninterest bearing deposits                      12,197,290
Other liabilities                                     37,721
                                                  ----------

       Total liabilities                          93,148,572

Shareholders' equity                               8,159,581
                                                ------------

       Total liabilities and shareholders'
        equity                                  $101,308,153
                                                ------------

/(1)/ Interest income on the tax exempt securities does not reflect the tax equivalent yield.
/(2)/ Loans on nonaccrual status have been included in the computation of average balances.
/(3)/ The interest income on loans does not include loan fees. Loan fees are included in noninterest income.

Three Months Ended March 31, 1995 Versus Three Months Ended March 31, 1994.
- ---------------------------------------------------------------------------

The Company earned $210,364 and $112,832 during the three months ended March 31,1995 and 1994, respectively. Total interest income increased 93% to $2,210,333 from $1,144,315, while total interest expense increased 186% to $781,131 from $272,980, resulting in a 64% increase in net interest income before provision for loan losses to $1,429,202 from $871,335. The Company's loan growth between these two periods was diversified in all aspects of the loan portfolio, as reflected in Note 3 above. This diversification in loan growth was directly related to management's marketing efforts and the merger of the acquired banks, as discussed in Note 2 above. The average volume of consumer, commercial, and real estate lending increased 153%, with a decrease in average yields on those loans from 12% to 11%. The 34% increase in the average volume of insurance premium loans was accompanied by no change in the average yield on those loans of 12%. The average balance of interest bearing deposits increased 117%, while the average rate paid increased from 2.5% to 3.4%. The increase in average rate paid for interest bearing liabilities moved higher as a result of increased interest rates within the marketplace and the interest expense associated with the short term note. On March 31, 1995, the Bank sold its second credit card program to Bank IV, Oklahoma City, Oklahoma for a gain of approximately $30,000.

The Company recorded a $45,000 provision for loan losses during the three months ended March 31, 1995 compared to $28,552 provision for loan losses during the three months ended March 31, 1994. As the Company's ratio of net charge-offs to average loans remained unchanged at 0% for these periods, the Company provided amounts, through charges to earnings, to maintain the allowance for loan losses at an adequate level. Management feels that all known losses in the portfolio have been recognized.

The Company's noninterest income increased 47% to $368,292 from $250,417 for the three months ended March 31, 1995 and 1994, respectively. This increase compares to a corresponding increase in average noninterest bearing deposits of 69% to $12,197,290 from $7,226,728 for these same periods.

Noninterest expense increased 47%, primarily the result of a 43% increase in salaries and employee benefits and a 49% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the merger of the acquired banks and the Bank's loan and deposit growth. Increases in general and administrative expenses relate primarily to legal and professional fees and FDIC assessments.


Parent Company Only Results of Operations.
- ------------------------------------------

The Company did not own the Bank prior to December 30, 1989. Since that time, the Company has served as a parent company to the Bank and has wound down the Company's own separate business activities. For the three months ended March 31, 1995, the Company had only nominal income, other than equity in net income of the subsidiary bank of approximately $2,800, and approximately $61,800 in noninterest expenses. The noninterest expenses, which increased 17% from the same period in the prior year, consisted primarily of legal and professional fees incurred in the operation of the Company and in the maintenance of the Company's public company status under applicable securities laws and regulations.

Allowance for Loan Losses

The Company recorded a $45,000 provision for loan losses during the three months ended March 31, 1995 compared to a $28,552 provision during the three months ended March 31, 1994. The Company's provision for loan losses is based upon quarterly loan portfolio reviews by management. The purpose of the reviews is to assess loan quality, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the market economy. Loan losses different from the allowance provided by the Company are likely, and loan losses in excess or deficient of the allowance for loan losses are possible. Loan losses in excess of the amount of the allowance could and probably would have a material adverse effect on the financial condition of the Company. See above for additional discussion.

The ratio of charge-offs, net of recoveries, to average loans during the three months ended March 31, 1995 was 0.04%. The ratio of the allowance for loan losses to total loans was 1.1% on March 31, 1995. The allowance for loan losses was $719,216 on March 31, 1995.

Current Trends and Uncertainties

Economic trends and other developments could adversely affect the Company's operations. As the repercussions of area lay-offs, both directly on affected workers and indirectly on area businesses, make themselves fully felt, the Bank could experience increased loan delinquencies and losses, decreased loan demand, decreased deposit growth and other symptoms of a depressed local economy.

The Company may be affected by other uncertainties. Regulatory changes may increase the Company's cost of doing business or otherwise impact it adversely.

Liquidity

The Company's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At March 31, 1995, 18% of the Bank's interest bearing liabilities were in the form of time deposits of $100,000 and over. Although unlikely, if a large number of these time deposits matured at approximately the same time and were not renewed, the Bank's liquidity could be adversely affected. Currently, the maturities of the Bank's large time deposits are spread throughout the year, and the Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

In the longer term, the ability of the Company to meet its cash obligations will depend substantially on its receipt of dividends from the Bank, which are limited by banking statutes and regulations.

Capital Resources

Shareholders' equity at March 31, 1995 was $8,324,092 as compared to $8,065,681 at December 31, 1994. The Company had consolidated earnings of $210,364 for the three months ended March 31, 1995.

Under the regulatory risk-based capital framework, the Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half, or 4%, must be in the form of Tier 1 (core) capital. The remaining one-half, or 4%, may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of the loan loss allowances that may be included in capital after the transition period is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1
(core) and Tier 2 (supplementary) capital to risk-weighted assets for the Bank was 10.13% and 11.17%, respectively, at December 31, 1994 and 10.38% and 11.41%, respectively, at March 31, 1995. In addition, the Bank is expected to maintain a Tier 1 capital to total assets ratio (Tier 1 leverage ratio) of at least 3%. The Bank is currently, and expects to continue to be, in compliance with these capital requirements.

While the Company believes it has sufficient financing for its working capital needs until the end of its 1995 fiscal year, there can be no assurance that the Company's present capital and financing will be sufficient to finance future operations thereafter. If the Company sells additional shares of common and/or preferred stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing shareholders. If additional financing becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms. In this event, the Company could be required to restrict its operations.

The Federal Reserve has announced a policy sometimes known as the "source of strength doctrine" that requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has interpreted this requirement to require that a bank holding company, such as the Company, stand ready to use available resources to provide adequate capital funds to their subsidiary banks during periods of financial stress or adversity. The Federal Reserve has stated that it would generally view a failure to assist a troubled or failing subsidiary bank in these circumstances as an unsound or unsafe banking practice, a violation of Regulation Y, or both, justifying a cease and desist order or other endorsement action, particularly if appropriate resources are available to the bank holding company on a reasonable basis. The requirement that a bank holding company, such as the Company, make its assets and resources available to a failing subsidiary bank could have an adverse effect upon the Company and its shareholders.

On December 9, 1994, the Company secured a short term note in the amount of $1,750,000 with a local financial institution to finance the acquisition of the bank in Whitesboro, Texas. This note matured on March 7, 1995 and has been extended to June 7, 1995.

The Company intends to raise additional funds through private placements of its equity securities. The Company is subject to the uncertainties of the private placement market for small companies. Failure of the Company to obtain required equity through private placements or other sources could have an adverse effect on the Company.

Effects of Inflation

A financial institution's asset and liability structure is substantially different from that of an industrial company, in that virtually all assets and liabilities are monetary in nature and, therefore, the Company's operations are not affected by inflation in a material way. Other factors, such as interest rates and liquidity, exert greater influence on a bank's performance than does inflation. The effects of inflation, however, can magnify the growth of assets in the banking industry. If significant, this would require that equity capital increase at a faster rate than would otherwise be necessary.

                          PART II - OTHER INFORMATION



       Item 1.     Legal Proceedings.

             Not applicable.


       Item 2.     Changes in Securities.

             Not applicable.


       Item 3.     Defaults Upon Senior Securities.

             Not applicable.


       Item 4.     Submission of Matters to a Vote of Security Holders.

             Not applicable.


       Item 5.     Other Information.

             Not applicable.


       Item 6.     Exhibits and Reports on Form 8-K.

              (a)  Exhibits

                   3.01     Certificate of Incorporation of the Company. (1)
                            (3.01)

                   3.02 Amendment to the Certificate of Incorporation, dated April 8, 1987. (2) (3.02)

                   3.03 Certificate of Amendment to the Company's Certificate of Incorporation, as filed with the Delaware Secretary of State on April 4, 1988. (3) (3.04)

                   3.04 Amendment to the Certificate of Incorporation, dated June 14, 1993. (4)

                   3.05     Restated Bylaws of the Company.  (5)

                   10.01 Renewal of Promissory Note in the original principal amount of $1,750,000, with Surety Capital Corporation as borrower, and Overton Bank and Trust, N.A. as lender, dated March 9, 1995. (5) (10.08)

                   10.02 Surety Capital Corporation 1995 Incentive Stock Option Plan. (5) (10.12)

______________________________

              (1) Filed with Registration Statement No. 33-1983 on Form S-1 and incorporated by reference herein.

              (2) Filed with the Company's Form 10-K dated October 31, 1987 and incorporated by reference herein.

              (3) Filed with the Company's Form 10-Q for the quarter ended April
                  30, 1988 and incorporated by reference herein.

              (4) Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.

              (5) Filed with the Company's Form 10-K dated December 31, 1994 and incorporated by reference herein.

       (b)    Reports on Form 8-K

              On January 17, 1995 the Company filed a Current Report on Form 8-K to report that on December 29, 1994 the registrant filed an application with the American Stock Exchange, Inc. (the"Exchange") regarding the listing of the Registrant's common stock, $0.01 par value per share, on the Exchange's primary list. The listing was approved by the Exchange effective as of the open of trading on January 11, 1995, under the trading symbol "SRY."

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   April 27, 1995                        Surety Capital Corporation


                                               By: /s/ G.M. Heinzelmann, III
                                                   ----------------------------
                                                       G.M. Heinzelmann, III
                                                            President



                                               By: /s/ Bobby W. Hackler
                                                   ----------------------------
                                                       Bobby W. Hackler
                                                        Vice President,
                                                     Chief Financial Officer
                                                   and Chief Accounting Officer