Form 10-Q/A
period 1995-03-31
SURETY CAPITAL CORP /DE/
filed 1995-06-19
CIK 784932

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition period from _________ to _________.

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

Yes  x   No
    ---     ---

Common stock outstanding on April 27, 1995, 3,040,829 shares

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

                27      Financial Data Schedule*

- ---------------------------

         *      Filed herewith.

        (1) Filed with Registration Statement No. 33-1983 on Form S-1 and incorporated by reference herein.

        (2) Filed with the Company's Form 10-K dated October 31, 1987 and incorporated by reference herein.