Form 10-Q
period 1995-06-30
SURETY CAPITAL CORP /DE/
filed 1995-08-18
CIK 784932

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.,  20549



Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995.

[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition period from ________________ to
     ______________.

Commission file number 33-1983


                          SURETY CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)




          DELAWARE                                        75-2065607
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


            1845 PRECINCT LINE ROAD, SUITE 100, HURST,TEXAS  76054
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


Yes   x    No____
    -----


Common stock outstanding on August 11, 3,500,329 shares

                          SURETY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                                  June 30,        December 31,
                                                                    1995             1994
                                                               --------------     ------------
Assets:
  Cash and due from banks                                       $  4,574,480      $  3,929,360
  Federal funds sold                                               6,890,000         7,265,000
                                                               --------------     ------------

      Cash and cash equivalents                                   11,464,480        11,194,360

  Interest bearing deposits in financial institutions              1,433,753         1,524,188
  Investment securities                                           14,850,145        19,504,254
  Net loans                                                       69,585,449        63,965,402
  Premises and equipment, net                                      2,455,114         2,393,601
  Accrued interest receivable                                        664,450           623,737
  Other real estate and repossessed assets                            92,845           121,359
  Other assets                                                       658,745           451,891
  Excess of cost over fair value of net assets
   acquired, net of accumulated amortization
   of $238,237 and $175,240 at June 30, 1995
   and December 31, 1994, respectively                             2,452,522         2,515,519
                                                                -------------     -------------

      Total assets                                              $103,657,503      $102,294,311
                                                                ============      =============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Demand deposits                                              $ 13,499,425      $ 12,191,183
   Savings, NOW and money markets                                 26,899,822        29,875,481
   Time deposits, $100,000 and over                               15,540,333         7,942,882
   Other time deposits                                            36,583,694        42,017,576
                                                                ------------      ------------

      Total deposits                                              92,523,274        92,027,122

Note payable                                                         500,000         1,750,000
Accrued interest payable and other liabilities                       868,366           451,508
                                                                ------------      ------------

      Total liabilities                                           93,891,640        94,228,630
                                                                ------------      ------------
Commitments and contingent liabilities (Note 1)

Shareholders' equity:
   Common stock, $.01 par value, 20,000,000 shares authorized,
    3,461,329 and 3,040,829 shares issued and outstanding at
    June 30, 1995 and December 31, 1994, respectively                 34,613            30,408
    Additional paid-in capital                                     9,282,609         8,113,214
    Retained earnings/(Deficit)                                                322,070           (75,102)
    Unrealized gain on available-for-sale securities                 126,571            (2,839)
                                                                ------------      ------------

      Total shareholders' equity                                   9,765,863         8,065,681
                                                                ------------      ------------
     Total liabilities and shareholders' equity                 $103,657,503      $102,294,311
                                                                ============      ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                  Six Months       Six Months
                                                     Ended           Ended
                                                    June 30,        June 30,
                                                      1995            1994
                                                 ------------      -----------
Interest income:
  Commercial and real estate loans               $  1,829,221       $  576,267
  Consumer loans                                      556,328          501,248
  Insurance premium financing                       1,377,723        1,026,441
  Federal funds sold                                  240,724           73,707
  Investment securities                               528,981          171,458
  Other interest income                                                 35,193
                                                   ----------       ----------
  Total interest income                             4,532,977        2,384,314
                                                   ----------       ----------

Interest expense:
  Savings, NOW and money markets                      376,955          190,679
  Time deposits, $100,000 and over                    391,059          121,691
  Other time deposits                                 773,556          273,377
  Other interest expense                               98,842
                                                   ----------       ----------
  Total interest expense                            1,640,412          585,747
                                                   ----------       ----------

  Net interest income before provision
  for loan losses                                   2,892,565        1,798,567

Provision for loan losses                              60,000           56,898
                                                   ----------       ----------

  Net interest income                               2,832,565        1,741,669
                                                   ----------       ----------

Noninterest income                                    717,946          512,430
                                                   ----------       ----------
Noninterest expense:
  Salaries and employee benefits                    1,427,033        1,023,179
  Occupancy and equipment                             440,536          297,412
  General and administrative                        1,098,866          750,908
                                                   ----------       ----------

   Total noninterest expense                        2,966,435        2,071,499
                                                   ----------       ----------

    Income before income taxes                        584,076          182,600

Income tax expense                                    186,904            5,000
                                                   ----------       ----------

     Net income                                    $  397,172       $  177,600
                                                   ==========       ==========

Net income per share of common stock                    $0.13            $0.08
                                                   ==========       ==========

Weighted average shares outstanding                 3,135,247        2,329,783
                                                   ==========       ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               for the three months ended June 30, 1995 and 1994
                                  (Unaudited)


                                              Three Months         Three Months
                                                 Ended                Ended
                                                June 30,             June 30,
                                                  1995                 1994
                                               -----------          ----------

Interest income:
  Commercial and real estate loans             $   925,373          $  302,295
  Consumer loans                                   301,239             251,194
  Insurance premium financing                      729,545             548,831
  Federal funds sold                                87,366              49,125
  Investment securities                            279,121              65,373
  Other interest income                                                 23,181
                                               -----------          ----------

  Total interest income                          2,322,644           1,239,999
                                               -----------          ----------

Interest expense:
  Savings, NOW and money markets                   187,124              97,426
  Time deposits, $100,000 and over                 198,468              68,818
  Other time deposits                              424,902             146,523
  Other interest expense                            48,787                   -
                                               -----------          ----------
  Total interest expense                           859,281             312,767
                                               -----------          ----------

  Net interest income before provision
  for loan losses                                1,463,363             927,232

Provision for loan losses                           15,000              28,346
                                               -----------          ----------

  Net interest income                            1,448,363             898,886
                                               -----------          ----------

Noninterest income                                 350,383             262,013
                                               -----------          ----------
Noninterest expense:
  Salaries and employee benefits                   719,814             529,933
  Occupancy and equipment                          221,849             156,259
  General and administrative                       584,240             407,439
                                               -----------          ----------

   Total noninterest expense                     1,525,903           1,093,631
                                               -----------          ----------

    Income before income taxes                     272,843              67,268

Income tax expense                                  86,035               2,500
                                               -----------          ----------

    Net income                                  $  186,808          $   64,768
                                               ===========          ==========

Net income per share of common stock            $     0.06          $     0.03
                                               ===========          ==========

Weighted average shares outstanding              3,156,771           2,329,783
                                               ===========          ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  for the six months ended June 30, 1995 and
                       the year ended December 31, 1994
                                  (Unaudited)



                                                                                                      Unrealized
                                            Common Stock                                            Gain/(Loss) on
                                           --------------            Additional       Accumulated     Available-
                                                       Par            Paid-in           Retained       for-Sale         Total
                                        Shares        Value           Capital           Earnings      Securities        Equity
                                        ------        -----          --------         -----------     -----------     ----------

Balance at 12/31/93                     2,273,487     $22,734     $5,806,116          $(547,862)                     $5,280,988
                                        ---------     -------     ----------          ---------                      ----------

Sale of common stock                      767,342       7,674      2,307,098                                          2,314,772

Net income                                                                              472,760                         472,760

Unrealized loss on available-
     for-sale securities, net
     of income taxes                                                                                  $ (2,839)           (2,839)
                                        ---------     -------     ----------           ----------      -------       ----------

Balance at 12/31/94                     3,040,829      30,408      8,113,214           ( 75,102)       (2,839)        8,065,681
                                        ---------     -------     ----------           ----------      -------       ----------

Sale of common stock                      420,500       4,205      1,169,395                                          1,173,600

Net income                                                                              397,172                         397,172

Net of tax:
     Unrealized gain
     on Available-For-Sale, net
     of income taxes                                                                                  129,410           129,410
                                        ---------     -------     ----------           --------      --------        ----------

Balance at 6/30/95                      3,461,329     $34,613     $9,282,609           $322,070      $126,571        $9,765,863
                                        ---------     -------     ----------           --------      --------        ----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                                           Six Months               Six Months
                                                                              Ended                    Ended
                                                                             June 30,                 June 30,
                                                                               1995                     1994
                                                                           ----------               -----------
Cash flows from operating activities:
 Net income                                                               $   397,172               $   177,600
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Provision for loan losses                                                  60,000                    56,898
    Depreciation and amortization                                             290,565                   184,338
    Gain on sale of investment securities                                         100
    Net change in other assets                                                    692                   (97,221)
    Net increase/(decrease) in accrued interest
     payable and other liabilities                                            416,858                    (4,991)
                                                                           -----------              -----------

     Net cash provided by operating activities                              1,165,387                   316,624
                                                                           -----------              -----------
Cash flows from investing activities:
 Proceeds from sale of available-for-sale securities                        4,736,538                   500,000
 Proceeds from the maturity of held-to-maturity
     securities and interest bearing deposits                               1,559,780                 4,261,238
 Proceeds from the maturity of available-for-sale securities                  334,864
 Purchase of premises and equipment                                          (289,081)                 (237,011)
 Net increase in loans                                                     (4,528,630)               (8,867,949)
 Purchase of available-for-sale securities                                 (1,977,073)
 Payments received on purchased medical claims receivable                   8,691,206                 6,221,194
 Purchases of medical claims receivable                                    (9,842,623)               (4,308,001)
 Net cash acquired through purchase of bank                                                           7,485,325
                                                                          -----------               -----------

     Net cash provided by (used in) investing activities                   (1,315,019)                5,054,796
                                                                          -----------               -----------
Cash flows from financing activities:
 Net change in deposits                                                       496,152                  (371,788)
 Payments on borrowings of note payable                                    (1,250,000)
 Proceeds from the sale of common stock                                     1,173,600                   394,713
                                                                          -----------               -----------
     Net cash provided by financing activities                                419,752                    22,925
                                                                          -----------               -----------
Net increase in cash                                                          270,120                 5,394,345

Beginning cash and cash equivalents                                        11,194,360                 6,886,487
                                                                          -----------               -----------

Ending cash and cash equivalents                                          $11,464,480               $12,280,832
                                                                          ===========               ===========

Supplemental disclosure:
Cash paid during the period for interest                               $    1,593,555               $   576,124
                                                                       ==============               ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                          SURETY CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation:
     ---------------------

     The condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1995, and the results of its operations and its cash flows for the indicated periods have been included. The results of operations for such interim period are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1995.

2.   Acquisitions:
     -------------

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

     In connection with the merger, the Bank purchased all of the assets and assumed all of the obligations of the First National Bank. To finance the merger, the Bank received a $4,000,000 capital contribution from the Company. The Company raised $2,169,050 under a limited offering of its shares of common stock, pursuant to which it sold 667,400 shares of common stock at $3.25 per share and the Company obtained a $1,750,000, 90-day note payable to Overton Bank and Trust, N.A. ("Overton Bank"). The note bears interest at two percent (2%) above Overton Bank's prime rate of interest (11.25%) at June 30, 1995, with principal and interest due at maturity. After the note matured on June 7, 1995, the Company reduced the balance of the note to $500,000. A new monthly installment note was obtained for the remaining balance of $500,000 with a maturity of June 7, 2000.

     The acquisition has been accounted for as a purchase in the accompanying consolidated financial statements. The assets and liabilities of the acquired bank have been recorded at their fair values as of November 30, 1994.

                          SURETY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


2.   Acquisitions continued:
     ------------

     Included in the accompanying consolidated financial statements are the following amounts for the acquired bank as of June 30, 1995 and for the six months ended June 30, 1995:

          Balance sheet data:
             Cash and due from banks                                $  279,345
             Federal funds sold                                      3,400,000
             Interest bearing deposits in financial institutions        98,355
             Investment securities                                   6,099,646
             Net loans                                              22,756,686
             Premises and equipment, net                               844,218
             Accrued interest receivable                               276,714
             Other assets                                              243,923
                                                                 -------------
             Total assets                                        $  33,998,887
                                                                 =============
          Income statement data:
             Total interest income                                 $ 1,091,238
             Total interest expense                                    625,367
             Other income                                              160,733
             Noninterest expense                                       363,103
                                                                   -----------
             Net income                                            $   263,501
                                                                   -----------

     The consolidated results of operations include the operations of the acquired Bank subsequent to December 1, 1994. The unaudited information for the six months ended June 30, 1995 and the unaudited pro forma information for the six months ended June 30, 1994, presented below, reflects the acquisition of the Bank, as if it had been acquired as of January 1, 1994. Pro forma adjustments consisting of provision for income taxes and interest expense have been made to properly reflect the unaudited pro forma information. Interest expense on short-term debt of $1,750,000 is included as if it had been secured on January 1, 1994.

                                                        1995            1994
                                                        ----            ----
         Interest income                             $4,532,977      $3,808,562
         Net income                                     397,172         482,798
         Net income per share of common stock            $0.13            $0.21

Income Taxes
------------

During 1993, the Company adopted Statement of Financial Accounting Standards
                                 -------------------------------------------
(SFAS) No. 109 whereby the method of accounting for income taxes utilizes an asset and liability approach for financial statement purposes. Under SFAS No. 109, the types of differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities or assets are: net operating loss carryforwards, allowances for possible loan losses and property and equipment. The change in accounting did not have an effect on the Company's consolidated financial position or results of operations. Surety Capital Corp. and its subsidiary will file a consolidated tax return for 1995.

                          SURETY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued


 3.   Investment Securities:
      ---------------------

      At June 30, 1995, the amortized cost and estimated market values of investment securities are as follows:

                                                                          Gross              Gross           Estimated
                                                          Amortized     Unrealized         Unrealized          Market
                                                            Cost          Gains              Losses            Value
                                                        -----------     ----------         ----------       ----------
HELD-TO-MATURITY:
   U.S. Treasury                                         $1,102,986                         $   1,205       $1,101,781
   Obligations of other U.S.
    Government agencies and
    corporations                                          2,290,098                            27,590        2,262,508
   State and county municipals                            4,749,002     $  213,492                           4,962,494
                                                        -----------     ----------         ----------       ----------

                                                          8,142,086        213,492             28,795        8,326,783
AVAILABLE FOR SALE:                                     -----------     ----------         ----------       ----------
   U.S. Treasury                                          1,479,267         12,294                           1,491,561
Obligations of other U.S.
    Government agencies and
    corporations                                          4,763,482        152,731                490        4,915,723
Federal Reserve Bank Stock                                  280,850                                            280,850
   Other investment securities                               19,925                                             19,925
                                                        -----------     ----------         ----------       ----------
                                                          6,543,524        165,025                490        6,708,059
                                                        -----------     ----------        -----------      -----------
                                                        $14,685,610     $  378,517        $    29,285      $15,034,842
                                                       ============    ===========        ===========      ===========


The amortized cost and estimated market value of investment securities at June 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                                        Estimated
                                                                                        Amortized                         Market
                                                                                          Cost                            Value
                                                                                        ----------                     ----------
HELD-TO-MATURITY:
   Due within one year                                                                  $1,834,681                     $1,858,272
   Due after one year through five years                                                 2,989,274                      3,073,922
   Due after five years through ten years                                                1,766,842                      1,864,821
   Mortgage-backed securities                                                            1,551,289                      1,529,768

        Total                                                                           8,142,086                     $8,326,783
                                                                                        ----------                     ----------
AVAILABLE-FOR-SALE:
   Due within one year                                                                  $1,295,589                     $1,297,685
   Due after one year through five years                                                 4,560,856                      4,703,484
   Due after five years through ten years                                                  308,657                        326,812
   Mortgage-backed securities                                                               77,647                         79,303
   Other securities                                                                        300,775                        300,775
                                                                                        ----------                     ----------

                                                                                         6,543,524                      6,708,059
                                                                                        ----------                     ----------

        Total                                                                          $14,685,610                    $15,034,842
                                                                                       -----------                    -----------

                          SURETY CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Investment Securities continued:
     ---------------------

     Proceeds from sales of Available-for-Sale investment securities during the six months ended June 30, 1995 were $4,736,538 with gross recognized gains of $100 and no losses.

     Proceeds from sales of held-to-maturity investment securities during the twelve months ended December 31, 1994 were $500,000 with no recognized gains or losses. These securities were sold within 90 days of the call date and were expected to be called.

     At June 30, 1995 and 1994 the carrying values of Federal Reserve Bank stock were $280,850 and $108,700 respectively. The Federal Reserve Bank stock's market value was estimated to be the same as its carrying value at both.

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


4.   Net Loans:
     ---------

     At June 30, 1995 and December 31, 1994, the loan portfolio was composed of the following:

                                                     June 30,       December 31,
                                                       1995             1994
                                                   -----------     ------------
         Insurance premium financing               $26,106,808      $20,931,642
         Commercial loans                           15,903,653       13,205,698
         Installment loans                          10,330,594       12,029,243
         Real estate loans                          16,419,348       17,297,636
         Medical claims receivable                   3,523,412        2,705,974

            Total gross loans                       72,283,815       66,170,193

         Unearned interest                          (1,979,738)      (1,506,843)
         Allowance for loan losses                    (718,628)        (697,948)
                                                   -----------     ------------

            Net loans                              $69,585,449      $63,965,402
                                                   -----------     ------------

                          SURETY CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED STATEMENTS, continued

4.   Net Loans, continued:
     ---------

     Activity in the allowance for loan losses is as follows:


                                                Six Months        Three Months     Six Months     Three Months
                                                  Ended              Ended            Ended           Ended
                                                 June 30,           June 30,         June 30,        June 30,
                                                  1995                1995             1994           1994
                                            ---------------   ----------------- ---------------  ------------
     Beginning balance                            $697,948            $719,216        $401,227        $430,31
     Provision for loan losses                      60,000              15,000          56,898         28,346
     Bank acquisition                                                                   40,511         40,511
     Loans charged off, net of
      recoveries                                   (39,320)            (15,588)        (26,911)       (27,446)
                                                 ---------           ---------        --------      ---------
                                                  $718,628            $718,628        $471,725       $471,725
     Ending balance                               ========            ========        ========       ========


     Loans on which the accrual of interest has been discontinued amounted to approximately $66,000 and $83,000 at June 30, 1995 and December 31, 1994, respectively.


5.   Concentration of Credit Risk:
     ----------------------------
     The subsidiary bank has a significant concentration of credit in its insurance premium finance portfolio. Insurance premium finance loans comprise approximately $25,449,000 or 36% and $20,496,000 or 32% of consolidated total loans net of unearned interest as of June 30, 1995 and December 31, 1994, respectively. As of June 30, 1995, no group of borrowers writing insurance through any one insurance company represents 10% or more of the Bank's premium finance loans.


6.   Shareholders' Equity:
     --------------------

     During the six months ended June 30, 1995, 420,500 shares of the Company's common stock were sold in an offering for a total consideration, net of expenses, of $1,173,600. During the twelve months ended December 31, 1994, 767,342 shares of the Company's common stock were sold in private placements for total consideration, net of expenses, of $2,314,772.

7.   Subsequent Events:
     -----------------

     On July 3, 1995, 39,000 shares of the Company's common stock were sold in an offering for a total consideration, net of expenses, of $89,428. The offering was closed on July 6, 1995.

     Surety Bank filed an application with the Office of the Comptroller of the Currency on July 10, 1995, for the acquisition of a Bank One, Texas, National Association ("Bank One"), branch located in Waxahachie, Texas. The purchase price for the Waxahachie branch will be equal to a percentage of the deposit base of the branch. As of May 31, 1995, the Waxahachie branch had deposits of approximately $18,600,000, loans of $1,600,000 and fixed assets with a current book value of approximately $160,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
              OF OPERATIONS:
              -------------




GENERAL

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company changed the name of its subsidiary bank to Surety Bank, National Association (the "Bank"), effective January 1, 1994. The name change was made in order to establish name recognition for the Bank and to avoid confusion with other similarly named banks.

The results of the Company's operations for the first two quarters of 1995 and 1994 are depicted below:

                                                       Six Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                             1995                      1994
                                                    ----------------------   ------------------------
     INSURANCE PREMIUM FINANCING:

        Average balance outstanding                         $ 23,401,618               $ 18,279,944
        Average                                                    11.8%                      11.2%
        Interest income                                     $  1,377,723               $  1,026,441


     CONSUMER, COMMERCIAL AND REAL ESTATE FINANCING:

        Average Average balance outstanding                 $ 44,111,245               $ 17,349,839
        Average yield                                              10.8%                      12.4%
        Interest income                                     $  2,385,549                  1,077,515

     COST OF FUNDS:

        Average balance outstanding (1)                     $ 92,943,762               $ 46,972,212
        Average interest rate                                       3.5%                       2.5%
        Interest expense                                    $  1,640,412               $    585,747

     AVERAGE MONTHLY AMOUNTS:
        Total interest income                               $    755,496               $    397,386
        Total interest expense                              $    273,402               $     97,625
        Provision for loan losses                           $     10,000               $      9,483
        Noninterest income                                  $    119,658               $     85,405
        Noninterest expense                                 $    494,406               $    345,250

         (1) Includes $1,642,000 of short term borrowings and $98,842 interest expense on short term borrowings.



Note: Average balances are computed using daily balances throughout each period.

                             AVERAGE BALANCE SHEET

                                                                          Six Months Ended June 30, 1995
                                                                        ----------------------------------
                                                                  Average                                Average
                                                                  Balance           Interest              Rate
                                                                  -------           --------             -------
ASSETS:
  Interest earnings assets:
    U.S. Treasury and agency securities and
        due from time                                         $16,611,728         $  528,981(1)           6.4%
    Federal funds sold                                          8,049,688            240,724              6.0%
    Loans(2)                                                   67,512,863          3,763,272(3)          11.1%
    Allowance for loan losses                                    (708,868)               N/A              N/A
                                                              -----------         ----------           -------

        Total interest earning assets                          91,465,411          4,532,977              9.9%
                                                              -----------         ----------           -------

  Cash and due from banks                                       4,244,789
  Premises and equipment                                        2,382,608
  Accrued interest receivable                                     629,105
     Other assets                                               2,828,296
                                                              -----------

        Total assets                                         $101,550,209
                                                             ============

LIABILITIES AND SHAREHOLDERS' EQUITY:



  Interest bearing liabilities:
    Interest bearing demand deposits                          $23,163,089         $  313,593              2.7%
    Savings deposits                                            4,403,987             63,362              2.9%
    Time deposits                                              51,308,035          1,164,615              4.5%
    Notes payable                                               1,642,000             98,842             12.0%
                                                             ------------        -----------          ---------
        Total interest bearing liabilities                     80,517,111          1,640,412              4.1%
                                                             ------------        -----------          ---------
          Net interest income                                                      2,892,565
                                                                                 ===========
Net interest spread                                                                                       5.8%
                                                                                                        ------
Net interest income to average earning assets                                                             6.3%
                                                                                                        ------
Noninterest bearing deposits                                   12,426,651
Other liabilities                                                 102,084
                                                             ------------
        Total liabilities                                      93,045,846

Shareholders' equity                                            8,504,363
                                                             ------------
          Total liabilities and shareholders' equity         $101,550,209
                                                             ============

(1) Interest income on the tax exempt securities does not reflect the tax equivalent yield.
(2) Loans on nonaccrual status have been included in the computation of average balances.
(3) The interest income on loans does not include loan fees. Loan fees are included in noninterest income.

Six Months Ended June 30, 1995 Versus Six Months Ended June 30, 1994.
---------------------------------------------------------------------

The Company earned $397,172 and $177,600 during the six months ended June 30, 1995 and 1994, respectively. Total interest income increased 90% to $4,532,977 from $2,384,314, while total interest expense increased 180% to $1,640,412 from $585,747, resulting in a 61% increase in net interest income before provision for loan losses to $2,892,565 from $1,798,567. The Company's loan growth between these two periods was concentrated within the real estate lending, commercial loans and the medical claims receivable financing. Real estate lending increased by 767% to $16,419,348 from $1,894,214, commercial lending increased by 103% to $15,903,653 from $7,819,919, and medical claims receivable financing increased by 90% to $3,523,412 from $1,853,529. This growth is attributed to the merger of the acquired banks, and management's marketing efforts. The average volume of consumer, commercial, and real estate lending increased 155%, with a decrease in average yields on those loans from 12% to 11%. The 28% increase in the average volume of insurance premium loans was accompanied by an increase in the average yield on those loans from 11% to 12%. The average balance of interest bearing deposits increased 98%, while the average rate paid increased from 3.0% to 4.1%. The increase in average rate paid for interest bearing liabilities moved higher as a result of increased interest rates within the marketplace and the interest expense associated with the short term note. On March 31, 1995, the Bank sold its secured credit card program to Bank IV, Oklahoma City, Oklahoma, for a gain of approximately $30,000.

The Company recorded a $60,000 provision for loan losses during the six months ended June 30, 1995 compared to $56,898 provision for loan losses during the six months ended June 30, 1994. As the Company's ratio of net charge-offs to average loans remained unchanged at 0% for these periods, the Company provided amounts, through charges to earnings, to maintain the allowance for loan losses at an adequate level. Management feels that all known losses in the portfolio have been recognized.

The Company's noninterest income increased 40% to $717,946 from $512,430 for the six months ended June 30, 1995 and 1994, respectively. This increase compares to a corresponding increase in average noninterest bearing deposits of 73% to $12,426,651 from $7,205,520 for these same periods. Noninterest income is generated primarily from fees associated with noninterest and interest bearing accounts.

Noninterest expense increased 43%, primarily the result of a 40% increase in salaries and employee benefits, a 48% increase in occupancy and equipment expenses, and a 46% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the merger of the acquired banks and the Bank's loan and deposit growth. Increases in general and administrative expenses relate primarily to legal and professional fees and FDIC assessments.


Three Months Ended June 30, 1995 Versus Three Months Ended June 30, 1994.
-------------------------------------------------------------------------

The Company earned $186,808 and $64,768 during the three months ended June 30, 1995 and 1994, respectively. Total interest income increased 87% to $2,322,644 from $1,239,999, while total interest expense increased 175% to $859,281 from $312,767, resulting in a 58% increase in net interest income before provision for loan losses to $1,463,363 from $927,232.

The Company recorded a $15,000 provision for loan losses during the three months ended June 30, 1995 compared to $28,346 provision for loan losses during the three months ended June 30, 1994. As the Company's ratio of net charge-offs to average loans remained unchanged at 0% for these periods, the Company provided amounts, through charges to earnings, to maintain the allowance for loan losses at an adequate level. Management feels that all known losses in the portfolio have been recognized.

The Company's noninterest income increased 34% to $350,383 from $262,013 for the three months ended June 30, 1995 and 1994, respectively. Noninterest expense increased 40%, primarily the result of a 36% increase in salaries and employee benefits, a 42% increase in occupancy and equipment expenses, and a 44% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the merger of the acquired banks and the Bank's loan and deposit growth. Increases in general and administrative expenses relate primarily to legal and professional fees and FDIC assessments.

Parent Company Only Results of Operations.
------------------------------------------

The Company did not own the Bank prior to December 30, 1989. Since that time, the Company has served as a parent company to the Bank and has wound down the Company's own separate business activities. For the three months ended June 30, 1995, the Company had only nominal income, other than equity in net income of the subsidiary bank of approximately $4,900, and approximately $153,000 in noninterest expenses. The noninterest expenses, which increased 28% from the same period in the prior year, consisted primarily of legal and professional fees incurred in the operation of the Company and in the maintenance of the Company's public company status under applicable securities laws and regulations.

ALLOWANCE FOR LOAN LOSSES

The Company recorded a $60,000 provision for loan losses during the six months ended June 30, 1995 compared to a $56,898 provision during the six months ended June 30, 1994. The Company's provision for loan losses is based upon quarterly loan portfolio reviews by management. The purpose of the reviews is to assess loan quality, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the market economy. Loan losses different from the allowance provided by the Company are likely, and loan losses in excess or deficient of the allowance for loan losses are possible. Loan losses in excess of the amount of the allowance could and probably would have a material adverse effect on the financial condition of the Company.

The ratio of charge-offs, net of recoveries, to average loans during the six months ended June 30, 1995 was 0.06%. The ratio of the allowance for loan losses to total loans was 1.0% on June 30, 1995. The allowance for loan losses was $718,628 on June 30, 1995.

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

LIQUIDITY

The Company's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At June 30, 1995, 17% of the Bank's interest bearing liabilities were in the form of time deposits of $100,000 and over. Although unlikely, if a large number of these time deposits matured at approximately the same time and were not renewed, the Bank's liquidity could be adversely affected. Currently, the maturities of the Bank's large time deposits are spread throughout the year, and the Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

In the longer term, the ability of the Company to meet its cash obligations will depend substantially on its receipt of dividends from the Bank, which are limited by banking statutes and regulations.

CAPITAL RESOURCES

Shareholders' equity at June 30, 1995 was $9,765,863 as compared to $8,065,681 at December 31, 1994. The Company had consolidated earnings of $397,172 for the six months ended June 30, 1995.

Under the regulatory risk-based capital framework, the Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half, or 4%, must be in the form of Tier 1 (core) capital. The remaining one-half, or 4%, may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of the loan loss allowances that may be included in capital after the transition period is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Bank was 10.13% and 11.17%, respectively, at December 31, 1994 and 10.17% and 11.17%, respectively, at June 30, 1995. In addition, the Bank is expected to maintain a Tier 1 capital to total assets ratio (Tier 1 leverage ratio) of at least 3%. The Bank is currently, and expects to continue to be, in compliance with these capital requirements.

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

On December 9, 1994, the Company obtained a short term note in the amount of $1,750,000 with a local financial institution to finance the acquisition of the bank in Whitesboro, Texas. This note matured on March 7, 1995 and was extended to June 7, 1995. After the note matured on June 7, 1995, the Company reduced the balance of the note to $500,000. A new monthly installment note was obtained for the remaining balance of $500,000 with a maturity of June 7, 2000.

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

OTHER

Deposits held by Surety Bank are insured by the FDIC's Bank Insurance Fund ("BIF"). On August 8, 1995, the FDIC Board of Directors voted to significantly reduce the deposit insurance premiums paid by most banks but to keep existing assessment rates intact for savings associations. Under the new rate structure, the best-rated institutions insured by the BIF will pay four cents per $100 of domestic deposits, down from the current rate of twenty three cents per $100. The new BIF assessment rates will apply from the first day of the month after the BIF is recapitalized. The soonest the recapitalization of the BIF can be confirmed is in early September. This change is expected to significantly reduce the cost of deposit insurance for the Bank. In connection with the new rate schedule, the FDIC Board established a process for quickly raising or lowering all rates for BIF-insured institutions up to twice a year without seeking public comment.

The Company is party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

   The Company is not a party to any material legal proceedings.


Item 2.  Changes in Securities.

     Not applicable.


Item 3.  Defaults Upon Senior Securities.

     Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of the Company was held on April 28, 1995. The stockholders voted (1) to approve certain amendments to the Company's Certificate of Incorporation (the "Amendments"); (2) to elect eight directors of the Company; (3) to ratify the adoption of the 1995 Incentive Stock Option Plan of the Company; and (4) to approve the appointment of Coopers & Lybrand, L.L.P. as the independent public accountants of the Company for the fiscal year ending December 31, 1995.

The results of the voting for the election of Directors was as follows:


                                                                                                     BROKER
           NAME                                     FOR                     WITHHELD                NON-VOTES
  C. Jack Bean                                    2,470,455                     0                     1,350
  William B.Byrd                                  2,470,455                     0                     1,350
  Bobby W. Hackler                                2,470,455                     0                     1,350
  Joseph S. Hardin                                2,470,275                   180                     1,350
  G. M. Heinzelmann, III                          2,470,275                   180                     1,350
  Michael L. Milam                                2,470,455                     0                     1,350
  Garrett Morris                                  2,470,455                     0                     1,350
  Cullen W. Turner                                2,470,455                     0                     1,350

The results of the other votes were as follows:

                                                                                       BROKER
           DESCRIPTION                         FOR             AGAINST    ABSTAIN     NON-VOTES
  Approval of the Amendments                   824,887         629,952     12,528     1,089,454

  Ratification of the adoption of the 1995   2,218,595         265,632      5,876        66,718
  Incentive Stock Option Plan of the
  Company

  Approval of Coopers & Lybrand,             2,536,905          17,823        743         1,350
  L.L.P. as the Company's independent
  accountants for the fiscal year ending
  December 31, 1995

All proposals except the Amendments were approved by the vote of the stockholders.

Item 5. Other Information.

      Not applicable.


Item 6. Exhibits and Reports on Form 8-K.

      (a)  Exhibits

           There are no exhibits to this Form 10-Q.

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the three months ended June 30, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 18, 1995                Surety Capital Corporation


                                   By: /s/ C. Jack Bean
                                      -------------------------------
                                         C. Jack Bean
                                         Chairman



                                   By: /s/ Bobby W. Hackler
                                      -------------------------------
                                         Bobby W. Hackler
                                         Vice President, Chief Financial Officer
                                         Chief Accounting Officer