Form 10-Q
period 1995-09-30
SURETY CAPITAL CORP /DE/
filed 1995-11-14
CIK 784932

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.,  20549



Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995.

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

Yes   X    No
    -----    ----

Common stock outstanding on October 23, 1995, 3,506,429 shares

                           SURETY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1995 and December 31, 1994
                                   (Unaudited)

                                     ASSETS

                                                   September 30,   December 31,
                                                         1995          1994
                                                    ------------   ------------
Assets:
 Cash and due from banks                             $ 4,997,517    $ 3,929,360
 Federal funds sold                                   21,660,000      7,265,000
                                                    ------------   ------------
    Cash and cash equivalents                         26,657,517     11,194,360

 Interest bearing deposits in financial
  institutions                                         1,334,860      1,524,188
 Investment securities                                17,017,258     19,504,254
 Net loans                                            67,923,543     63,965,402
 Premises and equipment, net                           2,776,443      2,393,601
 Accrued interest receivable                             622,518        623,737
 Other real estate and repossessed assets                 92,830        121,359
 Other assets                                            594,762        451,891
 Excess of cost over fair value of net assets
   acquired, net of accumulated amortization
   of $312,411 and $175,240 at September 30, 1995
   and December 31, 1994, respectively                 2,534,050      2,515,519
                                                    ------------   ------------

    Total assets                                    $119,553,781   $102,294,311
                                                    ------------   ------------
                                                    ------------   ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Demand deposits                                     $13,914,468    $12,191,183
 Savings, NOW and money markets                       31,421,332     29,875,481
 Time deposits, $100,000 and over                     13,885,925      7,942,882
 Other time deposits                                  48,986,950     42,017,576
                                                    ------------   ------------

    Total deposits                                   108,208,675     92,027,122

Note payable                                             375,000      1,750,000
Federal income tax payable                               254,386              -
Accrued interest payable and other liabilities           679,019        451,508
                                                    ------------   ------------

    Total liabilities                                109,517,080     94,228,630
                                                    ------------   ------------

Commitments and contingent liabilities (Note 1)

Shareholders' equity:
 Common stock, $.01 par value, 20,000,000
  shares authorized, 3,516,595 and 3,040,829
  shares issued and outstanding at September
  30, 1995 and December 31, 1994, respectively            35,166         30,408
  Additional paid-in capital                           9,364,515      8,113,214
  Retained Earnings/(Deficit)                            573,311       (75,102)
  Treasury Stock                                        (50,830)              -
  Unrealized gain/(loss) on available-for-sale
    securities                                           114,539        (2,839)
                                                    ------------   ------------

    Total shareholders' equity                        10,036,701      8,065,681
                                                    ------------   ------------

     Total liabilities and shareholders' equity     $119,553,781   $102,294,311
                                                    ------------   ------------
                                                    ------------   ------------

                           SURETY CAPITAL CORPORATION



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
              for the nine months ended September 30, 1995 and 1994
                                   (Unaudited)


                                                 Nine months      Nine months
                                                    Ended            Ended
                                                 September 30,   September 30,
                                                       1995            1994
                                                   ----------      ----------
Interest income:
   Commercial and real estate loans              $  2,759,887      $  898,537
   Consumer loans                                     861,646         768,043
   Insurance premium financing                      2,080,915       1,597,634
   Federal funds sold                                 358,600         188,197
   Investment securities                              810,719         225,424
   Other interest income                                               65,196
                                                   ----------      ----------

   Total interest income                            6,871,767       3,743,031
                                                   ----------      ----------

Interest expense:
   Savings, NOW and money markets                     569,783         305,732
   Time deposits, $100,000 and over                   579,022         206,173
   Other time deposits                              1,276,222         459,659
   Other interest expense                             111,915               -
                                                   ----------      ----------
   Total interest expense                           2,536,942         971,564
                                                   ----------      ----------

   Net interest income before provision
   for loan losses                                  4,334,825       2,771,467

Provision for loan losses                              60,000          66,898
                                                   ----------      ----------

   Net interest income                              4,274,825       2,704,569
                                                   ----------      ----------

Noninterest income                                  1,056,095         800,805
                                                   ----------      ----------

Noninterest expense:
   Salaries and employee benefits                   2,143,694       1,577,591
   Occupancy and equipment                            668,483         473,588
   General and administrative                       1,569,753       1,152,961
                                                   ----------      ----------

      Total noninterest expense                     4,381,930       3,204,140
                                                   ----------      ----------

        Income before income taxes                    948,990         301,234

Income tax expense                                    300,577           7,500
                                                   ----------      ----------

        Net income                                 $  648,413      $  293,734
                                                   ----------      ----------
                                                   ----------      ----------

Net income per share of common stock               $     0.20      $     0.13
                                                   ----------      ----------
                                                   ----------      ----------

Weighted average shares outstanding                 3,208,319       2,344,491
                                                   ----------      ----------
                                                   ----------      ----------

                           SURETY CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

             for the three months ended September 30, 1995 and 1994
                                   (Unaudited)


                                                Three Months       Three Months
                                                    Ended              Ended
                                                September 30,      September 30,
                                                     1995               1994
                                                  ----------        ----------
Interest income:
   Commercial and real estate loans             $    930,666        $  322,270
   Consumer loans                                    305,318           266,795
   Insurance premium financing                       703,192           571,193
   Federal funds sold                                117,876           114,490
   Investment securities                             281,738            53,966
   Other interest income                                                30,003
                                                  ----------        ----------

   Total interest income                           2,338,790         1,358,717
                                                  ----------        ----------

Interest expense:
   Savings, NOW and money markets                    192,828           115,053
   Time deposits, $100,000 and over                  187,963            84,482
   Other time deposits                               502,666           186,282
   Other interest expense                             13,073                 -
                                                  ----------        ----------

   Total interest expense                            896,530           385,817
                                                  ----------        ----------

   Net interest income before provision
   for loan losses                                 1,442,260           972,900

Provision for loan losses                                  -            10,000
                                                  ----------        ----------

   Net interest income                             1,442,260           962,900
                                                  ----------        ----------

Noninterest income                                   338,149           288,375
                                                  ----------        ----------

Noninterest expense:
   Salaries and employee benefits                    716,661           554,412
   Occupancy and equipment                           227,947           176,176
   General and administrative                        470,887           402,053
                                                  ----------        ----------

      Total noninterest expense                    1,415,495         1,132,641
                                                  ----------        ----------

        Income before income taxes                   364,914           118,634

Income tax expense                                   113,673             2,500
                                                  ----------        ----------

        Net income                                $  251,241       $   116,134
                                                  ----------        ----------

Net income per share of common stock              $     0.07       $      0.05
                                                  ----------        ----------

Weighted average shares outstanding                3,500,871         2,373,429
                                                  ----------        ----------
                                                  ----------        ----------

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                for the nine months ended September 30, 1995 and
                        the year ended December 31, 1994
                                   (Unaudited)

                                                                                                        Unrealized
                                                                                                          Gain/
                                                                                           Accumulated  (Loss) on
                                         Common Stock          Additional                   Retained    Available-
                                                   Par           Paid-in       Treasury     Earnings/    for-Sale       Total
                                     Shares        Value         Capital        Stock      (Deficit)    Securities      Equity
                                 -----------   -----------     -----------   -----------   -----------  -----------   -----------


Balance at 12/31/93                2,273,487       $22,734     $5,806,116                   $(547,862)                $5,280,988

Sale of Common Stock                 767,342         7,674      2,307,098                                              2,314,772

Net Income                                                                                    472,760                    472,760

Unrealized loss on available-
  for-sale securities, net of
  income taxes                                                                                             $(2,839)       (2,839)
                                 -----------   -----------     -----------   -----------   -----------  -----------   -----------

Balance at 12-31-94                3,040,829        30,408      8,113,214                     (75,102)      (2,839)    8,065,681
                                 -----------   -----------     -----------   -----------   -----------  -----------   -----------
                                 -----------   -----------     -----------   -----------   -----------  -----------   -----------

Sale of Common Stock                 475,766         4,758      1,251,301                                              1,256,059

Purchase of Treasury Stock                                                       (50,830)                                (50,830)

Net Income                                                                                    648,413                    648,413

Unrealized gain on available-
  for-sale securities, net of
  income taxes                                                                                             117,378       117,378
                                 -----------   -----------     -----------   -----------   -----------  -----------   -----------
Balance at 9-30-95                 3,516,595       $35,166     $9,364,515      $(50,830)     $573,311     $114,539   $10,036,701
                                 -----------   -----------     -----------   -----------   -----------  -----------   -----------
                                 -----------   -----------     -----------   -----------   -----------  -----------   -----------


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1995 and 1994
                                   (Unaudited)


                                                     Nine months    Nine months
                                                        Ended          Ended
                                                    September 30,  September 30,
                                                        1995           1994
                                                       ----------   ----------
Cash flows from operating activities:
 Net income                                           $   648,413   $  293,734
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                              60,000       66,898
    Depreciation and amortization                         433,373      286,398
    Gain on sale of investment securities                     100
    Net change in other assets                           (639,798)    (293,047)
    Net increase/(decrease)  in accrued interest
       payable and other liabilities                      996,211      (38,312)
                                                       ----------   ----------


       Net cash provided by operating activities       1,498,299       315,671
                                                      ----------    ----------

Cash flows from investing activities:
 Proceeds from sale of available-for-sale securities    4,736,538
 Proceeds from sale of held-to-maturity securities                     500,000
 Proceeds from the maturity of held-to-maturity
   securities and interest bearing deposits             2,716,665    4,885,510
 Proceeds from the maturity of available-for-sale
   securities                                           2,664,997
 Purchase of premises and equipment                      (460,784)    (351,371)
 Net increase in loans                                 (2,534,748)  (7,506,927)
 Purchase of available-for-sale securities             (3,954,573)
 Purchase of held-to-maturity securities               (3,487,203)     (94,429)
 Payments received on purchased medical
   claims receivable                                   12,961,663    9,195,279
 Purchases of medical claims receivable               (13,569,897)  (7,249,097)
 Net cash acquired through purchase of bank            15,418,983    7,485,325
                                                      -----------   ----------

      Net cash provided by investing activities        14,491,641    6,864,290
                                                       ----------   ----------

Cash flows from financing activities:
 Net change in deposits                                  (357,012)  (1,602,783)
 Payments on borrowings of note payable                (1,375,000)
 Purchase of treasury stock                               (50,830)
 Proceeds from the sale of common stock                 1,256,059      394,713
                                                       ----------   ----------

      Net cash used by financing activities              (526,783)  (1,208,070)
                                                       ----------   ----------

Net increase in cash                                   15,463,157    5,971,891

Beginning cash and cash equivalents                    11,194,360    6,886,487
                                                       ----------   ----------

Ending cash and cash equivalents                      $26,657,517  $12,858,378
                                                       ----------   ----------
                                                       ----------   ----------
Supplemental disclosure:
 Cash paid during the period for interest             $ 2,433,146  $   951,084
 Cash paid during the period for federal
    income taxes                                      $    18,608  $     7,500


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION:

     The condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1995, and the results of its operations and its cash flows for the indicated periods have been included. The results of operations for such interim period are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1995.

2.   ACQUISITIONS:

     FIRST NATIONAL BANK, WHITESBORO, TEXAS

     On May 24, 1994, Surety Bank entered into an agreement for the acquisition of First National Bank, a national banking association located in Whitesboro, Texas. The acquisition was effected through the merger of First National Bank with and into Surety Bank effective as of the close of business on December 8, 1994. Pursuant to the merger, Surety Bank paid $6,000,000 to the shareholders of First National Bank in exchange for all of the issued and outstanding shares of common stock of First National Bank. The purchase price of $30.00 per share was based on approximately 150% of the book value of First National Bank as of December 31, 1993. As a result of the earnings of First National Bank during the fiscal year 1994, the purchase price of $30.00 per share represented approximately 130% of the book value of First National Bank as of the date of consummation of the merger.

     In connection with the merger, Surety Bank purchased all of the assets and assumed all of the obligations of First National Bank. To finance the merger, Surety Bank received a $4,000,000 capital contribution from the Company. The Company raised $2,169,050 under a limited offering of its shares of common stock, pursuant to which it sold 667,400 shares of common stock at $3.25 per share and the Company obtained a $1,750,000, 90-day note payable to Overton Bank and Trust, N.A. After the note matured on June 7, 1995, the Company reduced the balance of the note to $500,000 and a new note was obtained for the remaining balance with a maturity of January 23, 1996. As of September 30, 1995, the note bore an interest at eleven and one-half percent (11.50%), had a balance of $375,000, and provided for quarterly interest payments and one principal payment at maturity.

     The acquisition has been accounted for as a purchase in the accompanying consolidated financial statements. The assets and liabilities of First National Bank have been recorded at their fair values as of November 30, 1994.

                           SURETY CAPITAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.   ACQUISITIONS continued:

     Included in the accompanying consolidated financial statements are the following amounts for First National Bank as of September 30, 1995 and for the nine months ended September 30, 1995:

         Balance sheet data:
           Cash and due from banks                    $   509,620
           Federal funds sold                           4,310,000
           Investment securities                        4,764,782
           Net loans                                   22,225,087
           Premises and equipment, net                    836,314
           Accrued interest receivable                    290,723
           Other assets                                   241,827
                                                      -----------

           Total assets                             $  33,178,353
                                                      -----------
                                                      -----------

         Income statement data:
           Total interest income                      $ 1,826,948
           Total interest expense                         947,017
           Other income                                   231,661
           Noninterest expense                            756,667
                                                      -----------

           Net income                                $    354,925
                                                      -----------
                                                      -----------


     The consolidated results of operations include the operations of First National Bank subsequent to December 1, 1994. The unaudited information for the nine months ended September 30, 1995 and the unaudited pro forma information for the nine months ended September 30, 1994, presented below, reflect the acquisition of First National Bank, as if it had been acquired as of January 1, 1994. Pro forma adjustments consisting of a provision for income taxes and interest expense have been made to properly reflect the unaudited pro forma information. Interest expense on short-term debt of $1,750,000 is included as if the short-term debt had been incurred on January 1, 1994.

                                                  1995        1994
                                                  ----        ----
       Interest income                         $6,871,767   $5,931,128
       Net income                                 648,413      516,241
       Net income per share of common stock         $0.20        $0.17


     BANK ONE, TEXAS, NATIONAL ASSOCIATION BRANCH IN WAXAHACHIE, TEXAS

     On June 16, 1995, Surety Bank entered into an agreement with Bank One, Texas, National Association ("Bank One") for the acquisition of certain assets and the assumption of certain liabilities by Surety Bank relating to the branch of Bank One located in Waxahachie, Texas (the "Waxahachie Branch").

     The acquisition was consummated on September 28, 1995. Surety Bank financed the acquisition through the use of internally-generated funds.

     At the closing, Surety Bank assumed deposits and other liabilities totaling approximately $16,642,000. In addition, Surety Bank acquired certain small business and consumer loans totaling approximately $875,000, certain real property, furniture and equipment related to the Waxahachie Branch totaling approximately

                           SURETY CAPITAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.   ACQUISITIONS continued:

     $271,000, and cash and other assets totaling approximately $15,496,000. After paying a deposit premium of two percent (2%) on the deposits assumed totaling approximately $331,000, Surety Bank received approximately $15,419,000 in cash from Bank One as consideration for the net deposit liabilities assumed. The Waxahachie Branch and deposits acquired in the acquisition have been incorporated into Surety Bank's existing branch network.

     INCOME TAXES

     During 1993, the Company adopted STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) No. 109 whereby the method of accounting for income taxes utilizes an asset and liability approach for financial statement purposes. Under SFAS No. 109, the types of differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities or assets are: net operating loss carryforwards, allowances for possible loan losses and property and equipment. The change in accounting did not have an effect on the Company's consolidated financial position or results of operations. The Company and Surety Bank will file a consolidated tax return for 1995.

3.   INVESTMENT SECURITIES:

     At September 30, 1995, the amortized cost and estimated market values of investment securities are as follows:


                                                              Gross          Gross        Estimated
                                             Amortized     Unrealized      Unrealized       Market
                                                Cost          Gains          Losses         Value
                                            -----------     ----------      ---------    -----------
    HELD-TO-MATURITY:
      U.S. Treasury                          $   99,205                      $     77     $   99,128
      Obligations of other U.S.
        Government agencies and
        corporations                          5,476,904            256          5,987      5,471,173
      State and county municipals             4,735,574    $   263,040                     4,998,614
                                            -----------     ----------      ---------    -----------

                                             10,311,683        263,296          6,064     10,568,915
                                            -----------     ----------      ---------    -----------
  AVAILABLE FOR SALE:
      U.S. Treasury                             483,490         11,510                       495,000
      Obligations of other U.S.
        Government agencies and
        corporations                          5,753,408        173,577         17,185      5,909,800
      Federal Reserve Bank Stock                280,850                                      280,850
      Other investment securities                19,925                                       19,925
                                            -----------     ----------      ---------    -----------

                                              6,537,673        185,087         17,185      6,705,575
                                            -----------     ----------      ---------    -----------

                                            $16,849,356     $  448,383      $  23,249    $17,274,490
                                            -----------     ----------      ---------    -----------
                                            -----------     ----------      ---------    -----------

                           SURETY CAPITAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


3.   INVESTMENT SECURITIES continued:

     The amortized cost and estimated market value of investment securities at September 30, 1995, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                    Estimated
                                                    Amortized         Market
                                                      Cost             Value
                                                  -----------     -----------
     HELD-TO-MATURITY:
       Due within one year                         $1,232,093      $1,235,728
       Due after one year through five years        5,085,377       5,163,506
       Due after five years through ten years       3,482,659       3,664,114
       Mortgage-backed securities                     511,554         505,567
                                                  -----------     -----------

           Total                                   10,311,683     $10,568,915
                                                  -----------     -----------

     AVAILABLE-FOR-SALE:
       Due within one year                         $  398,835      $  401,703
       Due after one year through five years        2,530,544       2,636,540
       Due after five years through ten years       3,166,230       3,218,581
       Mortgage-backed securities                     141,289         147,976
       Other securities                               300,775         300,775
                                                  -----------     -----------

                                                    6,537,673       6,705,575
                                                  -----------     -----------
           Total                                  $16,849,356     $17,274,490
                                                  -----------     -----------
                                                  -----------     -----------


     Proceeds from sales of available-for-sale investment securities during the nine months ended September 30, 1995 were $4,736,538 with gross recognized gains of $100 and no losses.

     Proceeds from sales of held-to-maturity investment securities during the twelve months ended December 31, 1994 were $500,000 with no recognized gains or losses. These securities were sold within 90 days of the call date and were expected to be called.

     At September 30, 1995 and 1994 the carrying values of Federal Reserve Bank stock were $280,850 and $151,050 respectively. The Federal Reserve Bank stock's market value was estimated to be the same as its carrying value at both dates.

     Prior to December 8, 1994, all investment securities were classified as held-to-maturity. Of the securities added to the investment portfolio on December 8, 1994 through the acquisition of First National Bank, $4,744,575 was added to the held-to-maturity classification and $9,831,115 was classified as available-for-sale. The net unrealized loss on available-for-sale investment securities on December 31, 1994 was $4,031.

                           SURETY CAPITAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.   NET LOANS:

     At September 30, 1995 and December 31, 1994, the loan portfolio was composed of the following:


                                               September 30,           December 31,
                                                    1995                   1994
                                               -------------           ------------
        Insurance premium financing              $24,283,325            $20,931,642
        Commercial loans                          15,590,320             13,205,698
        Installment loans                         11,519,839             12,029,243
        Real estate loans                         16,224,602             17,297,636
        Medical claims receivable                  2,992,867              2,705,974
                                                  ----------             ----------
               Total gross loans                  70,610,953             66,170,193

        Unearned interest                         (1,962,866)            (1,506,843)
        Allowance for loan losses                   (724,544)              (697,948)
                                                  ----------             ----------
               Net loans                         $67,923,543            $63,965,402
                                                  ----------             ----------
                                                  ----------             ----------

     Activity in the allowance for loan losses is as follows:

                               Nine Months     Three Months     Nine Months     Three Months
                                 Ended            Ended           Ended            Ended
                             September 30,    September 30,   September 30,    September 30,
                                 1995             1995            1994              1994
                             -------------    -------------   -------------    -------------
    Beginning balance             $697,948         $718,628        $401,227         $471,725
    Provision for loan losses       60,000                           66,898           10,000
    Bank acquisition                10,181           10,181          40,511
    Loans charged off, net of
      recoveries                   (43,585)          (4,265)       (102,023)         (75,112)
                                  --------          -------         -------          -------
    Ending balance                $724,544         $724,544        $406,613         $406,613
                                  --------          -------         -------          -------
                                  --------          -------         -------          -------

     Loans on which the accrual of interest has been discontinued amounted to approximately $27,000 and $83,000 at September 30, 1995 and December 31, 1994, respectively.


5.   CONCENTRATION OF CREDIT RISK:

     Surety Bank has a significant concentration of credit in its insurance premium finance portfolio. Insurance premium finance loans comprise approximately $23,724,000 or 35% and $20,496,000 or 32% of consolidated total loans net of unearned interest as of September 30, 1995 and December 31, 1994, respectively. As of September 30, 1995, no group of borrowers writing insurance through any one insurance company represents 10% or more of Surety Bank's premium finance loans.

                           SURETY CAPITAL CORPORATION
              NOTES TO COMSOLIDATED FINANCIAL STATEMENTS, Continued


6.   SHAREHOLDERS' EQUITY:

     During the nine months ended September 30, 1995, 459,500 shares of the Company's common stock were sold in an offering for a total consideration, net of expenses, of $1,251,301. During the twelve months ended December 31, 1994, 767,342 shares of the Company's common stock were sold in private placements for a total consideration, net of expenses, of $2,314,772.

7.   STOCK OPTION PLANS:

     The Company has two long-term incentive stock option plans for key senior officers of the Company. The stock option plans provide these key employees with options to purchase shares of the Company's common stock at an exercise price equal to at least the fair market value of such common stock on the date of grant.

8.   SUBSEQUENT EVENTS:

     On October 17, 1995 the Company and Surety Bank entered into an agreement to acquire First National Bank, a national banking association located in Midlothian, Texas. Under the proposed structure of the transaction, a subsidiary of Surety Bank (to be organized by Surety Bank under the name of "Surety Acquisition, Inc.") will first merge with and into First National Bank's parent holding company, First Midlothian Corporation ("First Midlothian"), pursuant to which merger (the "Merger") the shareholders of First Midlothian will receive cash in exchange for their shares of capital stock of First Midlothian in an amount equal to one hundred and fifty percent (150%) of the book value of First National Bank. Surety Acquisition, Inc. will be a Texas corporation, and its proposed activities will be limited to facilitating Surety Bank's acquisition of First Midlothian and, indirectly, First National Bank.

     Immediately following the Merger, First National Bank and Surety Bank will consolidate under the charter of Surety Bank (the "Consolidation"). Upon consummation of the Consolidation, First Midlothian will be dissolved.

     The Company is in the process of preparing the various regulatory applications necessary to consummate the proposed acquisition.

     As of September 30, 1995 First National Bank had total assets of $51,984,000, total deposits of $47,160,000, total net loans of $20,094,000, total equity of $4,286,000 and income for the nine months ended September 30, 1995 of $354,000.

     The completion of the acquisition is subject to a number of contingencies, including regulatory approval by applicable banking authorities, the raising of sufficient funds by the Company to facilitate the acquisition, shareholder approval, and other matters. If consummated, the transactions are expected to occur during the first quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


GENERAL

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company changed the name of its subsidiary bank to Surety Bank, National Association (the "Surety Bank"), effective January 1, 1994, in order to establish name recognition for Surety Bank and to avoid confusion with other similarly named banks.

The results of the Company's operations for the first three quarters of 1995 and 1994 are depicted below:




                                                   Nine Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                         1995                       1994
                                                   -----------------         -----------------
     INSURANCE PREMIUM FINANCING:

          Average balance outstanding                   $ 23,776,528             $  18,957,989
          Average yield                                        11.7%                     11.2%
          Interest income                               $  2,080,915             $   1,597,634

     CONSUMER, COMMERCIAL AND REAL
      ESTATE FINANCING:

          Average balance outstanding                   $ 44,215,791             $  17,925,706
          Average yield                                        10.9%                     12.4%
          Interest income                               $  3,621,533             $   1,666,580

     COST OF FUNDS:

          Average balance outstanding (1)               $ 92,715,823             $  50,622,739
          Average interest rate                                 3.6%                      2.6%
          Interest expense                              $  2,536,942             $     971,564


     AVERAGE MONTHLY AMOUNTS:

          Total interest income                         $    763,530             $     415,408
          Total interest expense                        $    281,882             $     107,823
          Provision for loan losses                     $      6,667             $       7,778
          Noninterest income                            $    117,344             $      88,978
          Noninterest expense                           $    486,881             $     339,723


(1) Includes $1,297,565 of short term borrowings and $111,915 interest expense on short term borrowings.


Note:  AVERAGE BALANCES ARE COMPUTED USING DAILY BALANCES THROUGHOUT EACH
PERIOD.

                            AVERAGE BALANCE SHEET

                                                                Nine Months Ended September 30, 1995
                                                                ------------------------------------
                                                            Average                             Average
                                                            Balance           Interest            Rate
                                                            -------           --------            ----
ASSETS:

  Interest earnings assets:
      U.S. Treasury and agency securities and
         due from time                                   $16,507,128         $  810,719(1)        6.6%
      Federal funds sold                                   7,995,800            358,600           6.0%
      Loans(2)                                            67,992,319          5,702,448(3)       11.2%
      Allowance for loan losses                             (711,919)              N/A             N/A
                                                          ----------          ---------          -----
         Total interest earning assets                    91,783,328          6,871,767          10.0%
                                                          ----------          ---------          -----
  Cash and due from banks                                  4,403,273
  Premises and equipment                                   2,402,578
  Accrued interest receivable                                639,556
  Other assets                                             3,060,726
                                                          ----------
         Total assets                                   $102,289,461
                                                         -----------
                                                         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing liabilities:
      Interest bearing demand deposits                   $22,422,644         $  476,084           2.8%
      Savings deposits                                     4,697,675             93,699           2.7%
      Time deposits                                       52,078,213          1,855,244           4.8%
      Notes payable                                        1,297,565            111,915          11.5%
                                                          ----------          ---------          -----
        Total interest bearing liabilities                80,418,199          2,536,942           4.2%
                                                          ----------          ---------          -----
          Net interest income                                                 4,334,825
                                                                              ---------
                                                                              ---------
Net interest spread                                                                               5.8%
                                                                                                  ----
Net interest income to average earning assets                                                     6.3%
                                                                                                  ----
Noninterest bearing deposits                              12,297,624
Other liabilities                                            489,746
                                                          ----------
        Total liabilities                                 93,283,467

Shareholders' equity                                       9,005,994
                                                           ---------
        Total liabilities and shareholders' equity      $102,289,461
                                                         -----------
                                                         -----------

(1) Interest income on the tax exempt securities does not reflect the tax equivalent yield.
(2) Loans on nonaccrual status have been included in the computation of average balances.
(3) The interest income on loans does not include loan fees. Loan fees are immaterial and are included in noninterest income.

NINE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1994.

The Company earned $648,413 and $293,734 during the nine months ended September 30, 1995 and 1994, respectively. Total interest income increased 84% to $6,871,767 from $3,743,031, while total interest expense increased 161% to $2,536,942 from $971,564, resulting in a 56% increase in net interest income before provision for loan losses to $4,334,825 from $2,771,467. The Company's loan growth between these two periods was concentrated within the real estate lending, commercial loans and the medical claims receivable financing. Real estate lending increased by 466% to $16,224,602 from $2,867,976, commercial lending increased by 141% to $15,590,320 from $6,466,966, and medical claims receivable financing increased by 65% to $2,992,867 from $1,815,702. This growth is attributed to the merger of First National Bank, located in Whitesboro, Texas, with and into Surety Bank (the "Whitesboro Merger"), the acquisition by Surety Bank of all of the assets of the Bank One, Texas, National Association branch located in Waxahachie, Texas (the "Waxahachie Acquisition") and management's marketing efforts. The average volume of consumer, commercial, and real estate lending increased 147%, with a decrease in average yields on those loans from 12% to 11%. The 25% increase in the average volume of insurance premium loans was accompanied by an increase in the average yield on those loans from 11% to 12%. The average balance of interest bearing deposits increased 88%, while the average rate paid increased from 3.0% to 4.2%. The increase in average rate paid for interest bearing liabilities moved higher as a result of increased interest rates within the marketplace and the interest expense associated with the short term note. On March 31, 1995, Surety Bank sold its secured credit card program to Bank IV, Oklahoma City, Oklahoma, for a gain of approximately $30,000.

The Company recorded a $60,000 provision for loan losses during the nine months ended September 30, 1995 compared to $66,898 provision for loan losses during the nine months ended September 30, 1994. As the Company's ratio of net charge-offs to average loans remained unchanged for these periods, the Company provided amounts, through charges to earnings, to maintain the allowance for loan losses at an adequate level. Management feels that all known losses in the portfolio have been recognized.

The Company's noninterest income increased 32% to $1,056,095 from $800,805 for the nine months ended September 30, 1995 and 1994, respectively. This increase compares to a corresponding increase in average noninterest bearing deposits of 78% to $12,297,624 from $6,912,272 for these same periods. Noninterest income is generated primarily from fees associated with noninterest and interest bearing accounts.

Noninterest expense increased 37%, primarily the result of a 36% increase in salaries and employee benefits, a 41% increase in occupancy and equipment expenses, and a 36% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the Whitesboro Merger and the Waxahachie Acquisition and Surety Bank's loan and deposit growth. Increases in general and administrative expenses relate primarily to legal and professional fees.

THREE MONTHS ENDED SEPTEMBER 30, 1995 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1994.

The Company earned $251,241 and $116,134 during the three months ended September 30, 1995 and 1994, respectively. Total interest income increased 72% to $2,338,790 from $1,358,717, while total interest expense increased 132% to $896,530 from $385,817, resulting in a 48% increase in net interest income before provision for loan losses to $1,442,260 from $972,900.

The Company did not record a provision for loan losses during the three months ended September 30, 1995 while the Company recorded a $10,000 provision for loan losses during the three months ended September 30, 1994. As the Company's ratio of net charge-offs to average loans remained unchanged for these periods, the Company provided amounts, through charges to earnings, to maintain the allowance for loan losses at an adequate level. Management feels that all known losses in the portfolio have been recognized.

The Company's noninterest income increased 17% to $338,149 from $288,375 for the three months ended September 30, 1995 and 1994, respectively. Noninterest expense increased 25%, primarily the result of a 29% increase in salaries and employee benefits, a 29% increase in occupancy and equipment expenses, and a 17% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the Whitesboro Merger and the Waxahachie Acquisition and Surety Bank's loan and deposit growth. Increases in general and administrative expenses relate primarily to legal and professional fees.

PARENT COMPANY ONLY RESULTS OF OPERATIONS.

 The Company did not own Surety Bank prior to December 30, 1989. Since that time, the Company has served as a parent company to Surety Bank and has wound down the Company's own separate business activities. For the three months ended September 30, 1995, the Company had only nominal income, other than equity in net income of Surety Bank of approximately $1,600, and approximately $32,000 in noninterest expenses. The noninterest expenses, which decreased 81% from the same period in the prior year, consisted primarily of legal and professional fees incurred in the operation of the Company and in the maintenance of the Company's public company status under applicable securities laws and regulations.

ALLOWANCE FOR LOAN LOSSES

The Company recorded a $60,000 provision for loan losses during the nine months ended September 30, 1995 compared to a $66,898 provision during the nine months ended September 30, 1994. The Company's provision for loan losses is based upon quarterly loan portfolio reviews by management. The purpose of the reviews is to assess loan quality, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the market economy. Loan losses different from the allowance provided by the Company are likely, and loan losses in excess or deficient of the allowance for loan losses are possible. Loan losses in excess of the amount of the allowance could and probably would have a material adverse effect on the financial condition of the Company.

The ratio of charge-offs, net of recoveries, to average loans during the nine months ended September 30, 1995 was 0.06%. The ratio of the allowance for loan losses to total loans was 1.0% on September 30, 1995. The allowance for loan losses was $724,544 on September 30, 1995.

CURRENT TRENDS AND UNCERTAINTIES

Economic trends and other developments could adversely affect the Company's operations. Regulatory changes may increase the Company's cost of doing business or otherwise impact it adversely.

LIQUIDITY

The Company's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At September 30, 1995, 14% of Surety Bank's interest bearing liabilities were in the form of time deposits of $100,000 and over. Although unlikely, if a large number of these time deposits matured at approximately the same time and were not renewed, Surety Bank's liquidity could be adversely affected. Currently, the maturities of Surety Bank's large time deposits are spread throughout the year, and Surety Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

Over the long term, the ability of the Company to meet its cash obligations will depend substantially on its receipt of dividends from Surety Bank, which are limited by banking statutes and regulations.

CAPITAL RESOURCES

Shareholders' equity at September 30, 1995 was $10,036,701 as compared to $8,065,681 at December 31, 1994. The Company had consolidated earnings of $648,413 for the nine months ended September 30, 1995.

Under the regulatory risk-based capital framework, Surety Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half, or 4%, must be in the form of Tier 1 (core) capital. The remaining one-half, or 4%, may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of the loan loss allowances that may be included in capital after the transition period is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1
(core) and Tier 2 (supplementary) capital to risk-weighted assets for Surety Bank was 10.13% and 11.17%, respectively, at December 31, 1994 and 10.17% and 11.14%, respectively, at September 30, 1995. In addition, Surety Bank is expected to maintain a Tier 1 capital to total assets ratio (Tier 1 leverage ratio) of at least 3%. Surety Bank is currently, and expects to continue to be, in compliance with these capital requirements.

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

On December 9, 1994, the Company obtained a $1,750,000, 90-day note payable to a local financial institution to finance the Whitesboro Merger. After the note matured on June 7, 1995, the Company reduced the balance of the note to $500,000, and a new note was obtained for the remaining balance of $500,000 with a maturity of January 23, 1996. Interest payments are due quarterly and principal is due at maturity. As of September 30, 1995 the note bore interest at the rate of eleven and one-half percent (11.5%) and had a balance of $375,000.


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

OTHER

Deposits held by Surety Bank are insured by the FDIC's Bank Insurance Fund ("BIF"). On August 8, 1995, the FDIC Board of directors voted to significantly reduce the deposit insurance premiums paid by most banks but to keep existing assessment rates intact for savings associations. Under the new rate structure, the best-rated institutions insured by the BIF will pay four cents per $100 of domestic deposits, down from the current rate of twenty three cents per $100. The new BIF assessment rates will apply from the first day of the month after the BIF is recapitalized. The recapitalization of the BIF occurred in early September. This change is expected to significantly reduce the cost of deposit
insurance for Surety Bank.   In connection with the new rate schedule, the FDIC
Board established a process for quickly raising or lowering all rates for BIF-insured institutions up to twice a year without seeking public comment.

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


Item 6.  Exhibits and Reports on Form 8-K.

   (a)  Exhibits

        Exhibit 27  Financial Data Schedule

   (b)  Reports on Form 8-K

        On October 13, 1995 the registrant filed a Current Report on Form 8-K regarding the acquisition of certain assets and the assumption of certain liabilities relating to the branch of Bank One, Texas National Association located in Waxahachie, Texas by the registrant's subsidiary, Surety Bank, National Association. This transaction was effective as of September 29, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 10, 1995          Surety Capital Corporation
                                 By: /s/ C. Jack Bean
                                     ----------------------------
                                         C. Jack Bean
                                         Chairman


                                 By: /s/ B.J. Curley
                                     ----------------------------
                                         B.J. Curley
                                         Vice President, Chief Financial Officer
                                         Chief Accounting Officer

                                INDEX TO EXHIBITS

 Exh. No.            Description
----------           -----------
   27                Financial Data Schedule