Form 10-K
period 1995-12-31
SURETY CAPITAL CORP /DE/
filed 1996-04-03
CIK 784932

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K
Mark One

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 For the Fiscal Year Ended December 31, 1995 --- Commission File Number 33-1983; OR

[   ]TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the Transition Period From ___________________ to
     ___________________.

                           SURETY CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)


       Delaware                                          75-2065607
(State of Incorporation)                      (IRS Employer Identification No.)

             1845 Precinct Line Road, Suite 100, Hurst, Texas 76054
                    (Address of Principal Executive Offices)

                                 (817) 498-8154
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
    Title of each class                               on which registered
    -------------------                               -------------------

Common Stock, $0.01 par value                        American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

The aggregate market value of Common Stock held by nonaffiliates of the Registrant, based on the quoted price of the Common Stock as reported on the American Stock Exchange on March 26, 1996, was $17,036,283.75. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant. As of March 26, 1996, 5,758,429 shares of Common Stock were outstanding.

Documents  Incorporated by Reference:
- -------------------------------------
Portions of the Company's Proxy Statement dated not later than 120 days after the end of the Company's most recent fiscal year, filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1996 Annual Meeting of Stockholders of Surety Capital Corporation, are incorporated by reference into
Part III.

                                     PART I

ITEM 1.  BUSINESS.

General
- -------

     Surety Capital Corporation (the "Company"), a corporation incorporated under the laws of the state of Delaware in 1985, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company owns all of the issued and outstanding shares of capital stock of Surety Bank, National Association, formerly Texas Bank, National Association and formerly Texas National Bank, Midlothian, Texas (the "Bank"), with full service offices in Hurst, Lufkin, Chester, Wells, Kennard, Whitesboro, Waxahachie and Midlothian, Texas.

     The Company's principal executive offices are located at 1845 Precinct Line Road, Suite 100, Hurst, Texas 76054, and its telephone number is 817-498-8154. The Bank's principal offices are located at 910 N. Ninth Street, Midlothian, Texas, 76065, and its telephone number is 214-299-5115.

The Company
- -----------

     At December 31, 1995 the Company had consolidated total assets of $121,397,490, total net loans of $66,399,312, consolidated total deposits of $109,598,502, and consolidated total shareholders' equity of $10,294,472.

     The Company acts as a registered bank holding company under the BHC Act. The Company does not have any independent material business activities. The Company anticipates that its future activities will be limited to acting as a source of support for the Bank.

     As a result of the consolidation of the Bank and First National Bank under the charter of the Bank, and under the title of "Surety Bank, National
Association" effective March 1, 1996, the Company owns 100% of the issued and outstanding shares of common stock of the Bank. See "Item 1. Business-Acquisitions."

     The Company's business is neither seasonal in nature nor in any manner related to or dependent upon patents, licenses, franchises or concessions, and the Company has not spent material amounts on research activities.

     The following table sets forth in summary form the revenues, expenses and income for the Company and the Bank as of, and for the year ended, December 31, 1995:


Balance Sheet Data                              Company Only           Bank Only           Consolidated
- ------------------                              ------------           ---------           ------------
Cash and Cash Equivalents                         $   59,525        $ 23,217,018           $ 23,217,018
Total Net Loans                                                       66,399,312             66,399,312
Total Assets                                      10,728,278         121,261,540            121,339,273
Deposits                                                             109,598,502            109,598,502
Total Liabilities                                    433,806         110,745,822            111,044,801
Shareholders' Equity                              10,294,472          10,493,698             10,294,472


Income Statement Data                           Company Only           Bank Only           Consolidated
- ---------------------                           ------------           ---------           ------------
Interest Income                                    $   7,395          $9,534,781             $9,534,781
Interest Expense                                     122,579           3,562,295              3,677,479
Non-Interest Expense                                 230,252           5,648,300              5,878,552
Net Income                                           886,886           1,140,603                886,886


The Subsidiary Bank
- -------------------

     The Bank was chartered as a national banking association in 1963 and has its main offices located in Midlothian, Texas. The Bank also operates seven (7) branches in Lufkin, Hurst, Chester, Wells, Kennard, Whitesboro and Waxahachie, Texas. The Bank has filed an application with the Office of the Comptroller of the Currency (the "OCC") to change the location of its main offices to Hurst, Texas. If approved, the Bank's branch in Hurst will become the main offices of the Bank and the Bank's offices in Midlothian, Texas will continue as a branch of the Bank. The Company anticipates that the change of location will occur in April 1996.

     The services offered by the Bank and its branches are generally those offered by commercial banks of comparable size in their respective areas, except that a large portion of the Bank's loan portfolio represents insurance premium financing loans. Some of the major services are described below.

     COMMERCIAL BANKING. The Bank provides general commercial banking services for corporate and other business clients located in Ellis County, Texas, and through its branches located in Angelina, Tarrant, Tyler, Cherokee, Houston, and Grayson Counties, Texas as a part of the Bank's efforts to serve the local communities in which it operates. These loans are generally made to provide working capital, to finance the purchase of equipment, and for the expansion of existing businesses. Most loans are secured by the assets of the businesses, including real estate, inventories, receivables, equipment and cash. Virtually all of these loans are also guaranteed by the owners of the businesses. The commercial loan portfolio also includes a significant amount of agricultural loans to farmers and ranchers. These loans are normally secured by equipment, crops, livestock, real estate and cash.

     The average yield during 1995 for the Bank's commercial lending activities was 11%. The Bank's commercial loans have maturities of twelve months or less. The Bank also offers programs for medical claims factoring.

     CONSUMER BANKING. The Bank provides a full range of consumer banking services, including checking accounts, "NOW" and "money market" accounts, savings programs, installment and real estate loans, money transfers and safe deposit facilities.

     INSURANCE PREMIUM FINANCING. As described in greater detail below, the Bank makes insurance premium financing loans in Texas and in other states. See "Item
1. Business - Insurance Premium Financing."

     At December 31, 1995 approximately 29%, 39% and 33% of the Bank's loan portfolio represented corporate banking loans, consumer banking loans and insurance premium financing loans, respectively.

Acquisitions
- ------------

         On March 22, 1993 the Bank acquired the Bank of East Texas, a Texas banking association located in Chester, Texas, through a merger of the Bank of East Texas with and into the Bank. Pursuant to the merger, the Bank paid $645,676 to Bancwell Financial Corp., the sole shareholder of the Bank of East Texas. The purchase price was based on the book value of the Bank of East Texas as of February 28, 1993, subject to certain agreed upon adjustments. The Company financed the acquisition with internally-generated cash reserves.

         Additionally, on March 22, 1993 the Bank acquired First State Bank, a Texas banking association located in Wells, Texas, through a merger of First State Bank with and into the Bank. Pursuant to the merger, the Bank paid $1,090,203 to Newell Bancshares, Inc., the sole shareholder of First State Bank. The purchase price was based on the book value of First State Bank as of February 28, 1993, subject to certain agreed upon adjustments.
The Company financed the acquisition with internally-generated cash reserves.

         On May 31, 1994 the Bank acquired The Farmers Guaranty State Bank of Kennard, a Texas banking association located in Kennard, Texas, through a merger of The Farmers Guaranty State Bank of Kennard with and into the Bank. Pursuant to the merger, the Bank paid the stockholders of The Farmers Guaranty State Bank of Kennard $1,200,000 for all of its issued and outstanding stock. The purchase price was based on a multiple of the book value of the bank as of May 31, 1994, subject to certain agreed upon adjustments. The Company financed the acquisition with internally-generated cash reserves.

         On December 8, 1994 the Bank acquired First National Bank, a national banking association located in Whitesboro, Texas, through a merger of First National Bank with and into the Bank. The purchase price was Twenty Nine and 50/100 Dollars ($29.50) per share for each of the 200,000 shares of First National Bank common stock issued and outstanding as of the effective date, subject to certain agreed upon adjustments. The Company financed the acquisition in part through a private placement of its common stock, pursuant to which the Company raised $2,169,050, and in part through a $1,750,000 loan from a financial institution.

         On September 28, 1995 the Bank purchased certain assets and assumed certain liabilities of the branch of Bank One, Texas, National Association located in Waxahachie, Texas. At the closing, the Bank assumed deposits and other liabilities totaling approximately $16,539,000. In addition, the Bank acquired certain small business and consumer loans totaling approximately $933,000, certain real property, furniture and equipment totaling approximately $274,000, and cash and other assets totaling approximately $15,426,000. After paying a deposit premium of two percent (2%) on the deposits assumed totaling approximately $331,000, the Bank received approximately $15,419,000 in cash from Bank One as consideration for the net deposit liabilities assumed. The Company financed the acquisition with internally-generated cash reserves.

         On February 29, 1996, the Company acquired First Midlothian Corporation, a Texas bank holding company located in Midlothian, Texas ("First Midlothian"), and its wholly-owned subsidiary, First National Bank, a national banking association located in Midlothian, Texas ("First National Bank"). The acquisition was effected through a series of separate transactions, including the merger of a newly-formed operating subsidiary of the Bank, SCC Acquisition, Inc. ("SCC"), with and into First Midlothian (the "Merger") and the subsequent consolidation of First National Bank and the Bank under the charter and title of "Surety Bank, National Association" (the "Consolidation").

         Pursuant to the Merger, the Bank paid a total of $6,595,707, of which $5,976,000 was paid to the former shareholders of First Midlothian in exchange for their shares of common stock of First Midlothian and $619,707 was applied to the repayment in full of certain outstanding debentures of First Midlothian. The purchase price was approximately one hundred fifty percent (150%) of the book value of First National Bank as of the effective date of the Merger. In connection with the Consolidation, all of the assets of First National Bank were transferred and conveyed to the Bank and the Bank assumed all of the liabilities of First National Bank.

         The Company financed the acquisition through an $8,000,000 firmly underwritten public offering of its shares of common stock which closed in late February 1996. Upon completion of the public offering, Surety made a capital contribution in the amount of $4,000,000 to the Bank to enable the Bank to consummate the acquisition.

     Effective March 15, 1996, the Bank acquired all of the assets, and assumed certain of the liabilities in the approximate amount of $50,000, of Providers Funding Corporation ("PFC"), a Dallas-based medical claims servicing company, for a purchase price of $1,000,000. Prior to its acquisition by the Bank, PFC administered the medical receivables factored by the Bank. See "Item 1. Business
- - Medical Receivables Factoring." The purchase price was paid by the Bank by the cancellation of the outstanding principal of, and accrued interest on, certain indebtedness of PFC to the Bank in the approximate amount of $650,000 and the balance in the form of cash. In connection with the acquisition, the Bank entered into separate non-competition and confidentiality agreements with the three former principals of PFC, pursuant to which the Company collectively granted to such individuals 25,398 shares of Common Stock of the Company in consideration for their covenants and agreements set forth in such agreements. The Company financed the acquisition with internally-generated cash reserves. As a result of this acquisition, the Bank will, in addition to factoring medical receivables, also engage in the servicing and processing of such receivables through a separate division of the Bank. PFC's former president, Barry T. Carroll, has joined the Bank to head up the division.

Insurance Premium Financing
- ---------------------------

          Insurance premium financing involves lending money to purchasers of property and casualty insurance (the "insureds") for the payment of their insurance premiums. This is an established type of lending, which has typically been provided by special purpose subsidiaries of major insurance companies and by finance companies. Insurance premium financing is generally considered a low risk form of lending for three reasons:

      1. Approximately 25% of the annual premium must be paid by the insured at the time the insurance is purchased, so the amount of the loan represents only approximately 75% of the annual insurance premium.

      2. At any date before the end of the policy term, a portion of the premium is not yet earned because it applies to the period from that date to the end of the policy term. This unearned premium is refunded if the policy is canceled before the end of the policy term. The amount of the premium financed is generally payable over the first nine months of the policy's term, so the unearned premium exceeds the outstanding balance of the loan and will repay the loan in full if the policy is canceled before the end of the policy term.

      3. Even though the insured is responsible for repayment of the premium finance loan, if the insured does not make the loan payments on time, the lender has the right to cancel the policy (after notice to the insured) and to receive the entire amount of the unearned premium from the insurance carrier. The unearned premium is usually more than enough to repay the entire balance of the loan, including accrued interest.

      The Company has engaged in insurance premium finance lending since 1986, and the business has grown in terms of volume and outstanding loan balances since that time. Since its acquisition in 1989, the Bank has made all insurance premium financing loans. The following table shows the outstanding balance of premium finance loans at the end of each of the years indicated:

                                               Gross Loans
                               Year            Outstanding
                               ----            -----------
                               1989            $ 4,682,321
                               1990              7,061,880
                               1991              8,265,490
                               1992              7,267,889
                               1993             14,518,680
                               1994             20,931,642
                               1995             22,409,356

         The typical insurance premium finance loan has a nine month life. Because of the need to bill policy holders and to promptly cancel policies when loan payments are not received in a timely fashion, this product requires highly sophisticated data processing systems. Over the past several years, the Bank has developed a customized computer system, and has established a variety of policies and procedures that allow it to handle, on an integrated basis, all of the administrative aspects of this business. The Bank's computer system handles the preparation of loan documents, billing of insureds, preparation of notices, calculation and billing of late charges, notification of policy cancellations, and preparation of premium rebate requests to insurance companies when a policy is canceled.

         The  insurance  premium  finance  division,  which  is  headed  by G.M.
Heinzelmann, III, is staffed by ten people and is housed in the Bank's offices in Hurst, Texas. Three of the employees of the insurance premium finance division devote all of their time to developing and maintaining the Bank's relationships with both insurance companies and insurance brokers. At the present time the Bank has active relationships with approximately 400 insurance companies and approximately 3,000 insurance agents. These parties refer insurance purchasers who request financing to the Bank, although in most cases the relationships are not exclusive.

         A majority of the insurance premiums are financed by the Bank relate to commercial property and casualty policies. Since the premiums on these policies can be quite high, many businesses prefer to pay the premiums over the course of the policy life rather than to pay the entire premium at the time the policy is purchased.

         Since the Bank relies on a rebate of the unearned premium as collateral to pay off defaulted insurance premium loans, the Bank evaluates the financial strength of the insurance company as well as the insured. In order to avoid excessive concentrations, the Bank limits the dollar amount of premium financing for policies written by any single insurance company. The Bank's current policy limits the aggregate loans related to any single insurance company or any insurance syndicate to a maximum of 35% of the Bank's capital. The 35% limit applies only to insurance companies rated "A" or better by A. M. Best & Company, Inc. ("Best"), and to certain unrated insurance organizations which the Bank's management has determined to be financially strong. Lower percentage limits apply to insurance companies which have ratings of less than "A" from Best or are not rated by Best. For example, the aggregate premium loans related to any insurance entity that is not rated by Best and is not admitted in Texas may not exceed 10% of the Bank's capital unless the Bank's board of directors authorizes a higher limit based on a review of the insurer, principally concerning its financial strength.

         Best is the most widely recognized rater of insurance companies in the United States. Best only rates companies that have been in business for five years, and these companies are rated using the following system:

             A++, A+       Superior
             A, A-         Excellent
             B++, B+       Very Good
             B, B-         Adequate
             C++,C+        Fair
             C, C-         Marginal

         In addition to these six ratings, Best has a variety of ratings for companies for which the standard ratings are not applicable. These additional ratings simply indicate the reason no rating is assigned and are not necessarily qualitative assessments. The following table provides a breakdown of the Bank's insurance premium financing loans outstanding as of December 31, 1995 by the type and, where applicable, the rating of the entity providing the insurance:


Insurance companies rated "A++, A+, A or A-" by Best .................    57.1%

Insurance companies rated "B++, B+, B or B-" by Best .................     8.1%

Texas Workers Compensation Insurance Fund ............................    11.8%

Insurance syndicates operating through established insurance exchanges     6.8%

Non-rated insurance companies admitted in Texas ......................    13.1%

Non-rated insurance companies not admitted in Texas ..................     3.1%
                                                                         ------

Total ................................................................   100.0%
                                                                         ======

         Management believes the structure of these loans results in limited credit losses. The Bank may incur losses in its insurance premium finance business for a number of reasons, including fraud, refusal of an insurance company to refund a premium, insurance company insolvency, failure of the Bank to properly notify an insurance company of the Bank's interest in unearned premiums under applicable law and other reasons. The Bank's loss experience on insurance premium finance lending was adversely affected during the second half of 1991 by the failure of a non-rated insurance company. Since 1991, the Bank has limited its exposure to non-rated companies, as described above, and has experienced no net credit losses on premium financing loans. See "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Allowance for Credit Losses."

Medical Receivables Factoring
- -----------------------------

         The Bank has engaged in medical receivables factoring since 1990. Medical receivables factoring involves the purchase of accounts receivable from doctors, hospitals, and other health care organizations. These accounts receivable are due principally from major insurance companies and governmental agencies, and are purchased by the Bank at a price equal to approximately 50% to 60% of their face amount. When the receivable is paid the Bank retains the purchase price it paid for the receivables plus a discount factor and a servicing fee. The remaining balance of the payment is paid to the party from which the receivable was initially purchased.

         The turnover in the Bank's medical receivables portfolio is rapid and is attributable to each factored receivable having an average life of approximately nine weeks. During the year ended December 31, 1995, the yield on the funds committed to this activity was 17.2%. During 1995, the administration of the medical receivables was handled by Providers Funding Corporation ("PFC"), a company which specialized in the acquisition and processing of medical receivables. PFC developed specialized computer systems to automate much of the administration of the medical receivables. In addition to a review of the receivables conducted by PFC, the Bank had two employees conduct a secondary review of the receivables to make sure that they met the Bank's criteria. Effective March 15, 1996, the Bank acquired PFC, which is now operated as a division of the Bank and now conducts in-house the acquisition and processing of medical receivables.

         The Bank has experienced no losses in its medical receivables factoring business since the Bank began this type of lending in 1990. However, the Bank could incur losses in its medical receivables factoring business for a number of reasons, including fraud and the failure of the insurance company or the government agency to pay the receivable for any reason. The Bank generally has no recourse against the health care provider for payment of a medical receivable which is not otherwise paid, although the Bank generally obtains and perfects a security interest in all medical receivables of that health care provider to secure payment of the receivables. Therefore, payments on any other receivable in excess of the balance due the Bank regarding that receivable may, under certain circumstances, be applied to an unpaid receivable. Medical receivables factoring, like insurance premium financing, is a specialty type of financing which provides high yields and requires specialized expertise and systems. The Bank considers the market for this type of financing to be relatively broad, and to extend beyond the local markets served by its branches.

Competition
- -----------

         There is significant competition among banks and bank holding companies in Angelina, Tarrant, Tyler, Cherokee, Houston, Ellis, and Grayson Counties, Texas, and the Bank believes that such competition among such banks and bank holding companies, many of which have far greater assets and financial resources than the Bank, will continue to increase in the future. The Bank also encounters intense competition in its commercial and consumer banking business from savings and loan associations, credit unions, factors, insurance companies, commercial and captive finance companies, and certain other types of financial institutions located in other major metropolitan areas in the United States, many of which are larger in terms of capital, resources and personnel. The casualty insurance premium finance business of the Bank is also very competitive. Large insurance companies offer their own financing plans, and other independent premium finance companies and other financial institutions offer insurance premium finance loans.

Employees
- ---------

         As of December 31, 1995 the Company and the Bank had ninety two (92) full-time employees and two (2) part-time employees. None of the Company's or Bank's employees are subject to a collective bargaining agreement, and the Company and the Bank believes that their respective employee relations are good.

SUPERVISION AND REGULATION

General
- -------

         The Company and the Bank are subject to the generally applicable state and federal laws governing businesses and employers. The Company and the Bank are further extensively regulated by special state and federal laws and regulations applicable only to financial institutions and their parent companies. Virtually all aspects of the Company's and the Bank's operations are subject to specific requirements or restrictions and general regulatory oversight, from laws regulating consumer finance transactions, such as the Truth in Lending Act, the Home Mortgage Disclosure Act and the Equal Credit Opportunity Act, to laws regulating collections and confidentiality, such as the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Right to Financial Privacy Act. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of shareholders of the Company.

         To the extent the following discussion describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable laws, regulations or policies of various regulatory authorities may have a material effect on the business, operations and prospects of the Company and the Bank. The Company is unable to predict the nature or the extent of the effects on its business or earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

Federal Bank Holding Company Regulation
- ---------------------------------------

         The Company is a bank holding company within the meaning of the BHC Act, and therefore is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "FRB"). The Company is required to file reports with, and to furnish such other information as, the FRB may require pursuant to the BHC Act, and to subject itself to examination by the FRB. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil monetary penalties against companies or individuals who violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Certain violations may also result in criminal penalties. The OCC is authorized to exercise comparable authority with respect to the Bank.

         The FRB takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's position that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both. This doctrine has become known as the "source of strength" doctrine. In addition, statutory changes in the Federal Deposit Insurance Act (the "FDIA") made by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") now require the holding company parent of an undercapitalized bank to guarantee, up to certain limits, the bank's compliance with a capital restoration plan approved by the bank's primary federal supervisory agency.

         The BHC Act and the Change in Bank Control Act, together with regulations promulgated by the FRB, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to certain exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption. Control is rebuttably presumed not to exist if a company acquires less than 5% of any class of voting securities of a bank or a bank holding company.

         As a bank holding company, the Company is required to obtain approval prior to merging or consolidating with any other bank holding company, acquiring all or substantially all of the assets of any bank or acquiring ownership or control of shares of a bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the voting shares of such bank or bank holding company.

         The Company is also prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities found by the FRB to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the FRB considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. In considering any application for approval of an acquisition or merger, the FRB is also required to consider the financial and managerial resources of the companies and the banks concerned, as well as the applicant's record of compliance with the Community Reinvestment Act of 1977 (the "CRA").

         As of  December  31,  1995,  the  Riegle-Neal  Interstate  Banking  and
Branching Act of 1994 (the "Interstate Banking Act") allows adequately capitalized and managed bank holding companies to acquire banks in any state, regardless of whether the acquisition would be prohibited by applicable state law. An out-of-state bank holding company seeking to acquire ownership or control of a Texas state bank, a national bank located in Texas or any bank holding company owning or controlling a state bank or a national bank located in Texas must obtain the prior approval of both the FRB and the Banking Commissioner of Texas. In addition, under the Interstate Banking Act, a bank holding company and its insured depository institution affiliates may not complete an acquisition which would cause it to control more than 10% of total deposits in insured depository institutions nationwide or to control 30% or more of total deposits in insured depository institutions in the home state of the target bank. However, state deposit concentration caps adopted by various states, such as Texas, which limit control of in-state insured deposits to a greater extent than the Interstate Banking Act will be given effect. Texas has adopted a deposit concentration cap of 25% of in-state insured deposits;
therefore, the Texas state deposit concentration cap will lower the otherwise applicable 30% federal deposit concentration cap. Additionally, state provisions regarding the minimum years the target has been in existence will be honored; provided, however, acquisitions may be approved when the target bank has been in existence for at least five years, notwithstanding state provisions to the contrary. The minimum age provision adopted by Texas is five years and therefore this provision will not be preempted by the federal provision.

         The Interstate Banking Act will also allow out-of-state branches through interstate mergers commencing June 1, 1997, provided that each bank involved in the merger is adequately capitalized and managed. States are permitted, however, to pass legislation either providing for earlier approval of mergers with out-of-state banks or "opting-out" of interstate mergers entirely, provided such legislation applies equally to all out-of-state banks. Texas has passed legislation to "opt out" of interstate mergers entirely until 1999. The Interstate Banking Act also provides for interstate mergers involving an out-of-state bank's acquisition of a branch of an insured bank without the acquisition of the entire bank, if permitted under the laws of the state where the branch is located. The deposit concentration caps and the minimum age provisions applicable to interstate bank acquisitions also apply to interstate bank mergers.

         The Interstate Banking Act also provides for de novo branches in a state if that state expressly elects to permit de novo branching on a non-discriminatory basis. A "de novo branch" is defined as a branch office of a national or state bank that is originally established as a branch and does not become a branch as a result of an acquisition, conversion, merger or consolidation. De novo interstate branching is subject to the same conditions applicable to interstate mergers under the Interstate Banking Act, other than deposit concentration limits.

         The Bank is subject to certain limitations on transactions by and between the Bank and other banks and non-bank companies in the same holding company structure, including limitations on extensions of credit (including guarantees of loans) by the Bank to affiliates, investments in the stock or other securities of the Company by the Bank, and the nature and amount of collateral that the Bank may accept from any affiliate to secure loans extended to the affiliate. The Company, as an affiliate of the Bank, is also subject to these restrictions. Additionally, under the BHC Act and the FRB's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

National Bank Regulation
- ------------------------

         The Bank is a national banking association and therefore is subject to regulation, supervision and examination by the OCC. The Bank is also a member of the FRB and the Federal Deposit Insurance Corporation (the "FDIC"). Requirements and restrictions under the laws of the United States include the requirement that reserves be maintained against deposits, restrictions on the nature and the amount of loans which can be made, restrictions on the business activities in which a bank may engage, restrictions on the payment of dividends to shareholders, and minimum capital requirements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources". As discussed above, the OCC has enforcement authority over the Bank that is similar to that of the FRB with respect to the Company. In addition, upon making certain determinations with respect to the condition of any insured national bank, such as the Bank, the FDIC may begin to terminate a bank's federal deposit insurance.

         There are certain statutory limitations on the payment of dividends by national banks. Without approval of the OCC, dividends may not be paid in excess of a bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. In addition, a national bank may not pay dividends in excess of total retained profits, including current year's earnings. In some cases, the OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice.

         Federal and Texas state laws generally limit the amount of interest and fees which lenders, including the Bank, may charge regarding loans. The applicable law, and the applicable limits, may vary depending upon, among other things, the identity, nature and location of the lender, and the type of loan or collateral. In Texas, the maximum interest rate applicable to most loans changes with changes in the average auction rate for United States Treasury Bills, but does not decline below 18% or rise above 24% (except for certain loans in excess of $250,000 for which the maximum annual rate may not rise above 28%). However, the interest which may be charged on an insurance premium finance loan is regulated by the Texas State Board of Insurance. See "Item 1. Business - Insurance Premium Financing".

         National banks domiciled in Texas are permitted to engage in unlimited branch banking, subject to the prior approval of the OCC to establish any branch.

         Banks are affected by the credit policies of other monetary authorities, including the FRB, which affect the national supply of bank credit. Such policies influence overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans and paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

         FDICIA requires the OCC to take "prompt corrective action" with respect to any national bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well-capitalized" to "critically undercapitalized," and require or permit the OCC to take supervisory action regarding any national bank that is not at least "adequately capitalized." Under these regulations, which became effective December 19, 1992, a national bank is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and it is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A national bank is considered "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio and leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or a leverage ratio of less than 4% (or a leverage ratio of less than 3% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A "significantly undercapitalized" institution is one which has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. A "critically undercapitalized" institution is one which has a ratio of tangible equity to total assets of equal to or less than 2%.

         With certain exceptions, national banks will be prohibited from making capital distributions or paying management fees if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized national banks will be required to file capital restoration plans with the OCC. Undercapitalized national banks will also be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The OCC may also, among other things, require an undercapitalized national bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

         The OCC is authorized to take various enforcement actions against any significantly undercapitalized national bank and any undercapitalized national bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC. The powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring a new election of directors, and requiring the dismissal of directors and officers.

         Significantly and critically undercapitalized national banks may be subject to more extensive control and supervision. The OCC may prohibit any such institutions from, among other things, entering into any material transaction not in the ordinary course of business, amending their charters or bylaws, or engaging in certain transactions with affiliates. In addition, critically undercapitalized institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within ninety (90) days of a national bank's becoming critically undercapitalized, the OCC must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution's continued viability.

         Based on its capital ratios as of December 31, 1995, the Bank was classified as "well capitalized" under the applicable regulations. The Company does not believe that FDICIA's prompt corrective action regulations will have any material effect on the activities or operations of the Bank. However, if the Bank were to become undercapitalized and these restrictions were to be imposed, the restrictions, either individually or in the aggregate, could have a significant adverse effect on the operations of the Bank, and, as a result, the ability of the Company to pay dividends on the Common Stock or service any cash flow needs.

Deposit Insurance
- -----------------

         As an FDIC member institution, the deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC.

         FDICIA requires the FDIC to establish a schedule to increase (over a period of not more than 15 years) the reserve ratio of the BIF to 1.25% of insured deposits, and impose higher deposit insurance premiums of BIF members, if necessary, to achieve that ratio. Generally, banks are assessed insurance premiums according to how much risk they are deemed to present to BIF. Such premiums ranged from 0.23% of insured deposits to 0.31% of insured deposits in 1994 and 1995. Banks with higher levels of capital and which have earned a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. During 1994 and most of 1995 the Bank was assessed at the rate of $0.23 per $100 of deposits. On August 8, 1995, the FDIC Board of Directors voted to significantly reduce the deposit insurance premium paid by most banks but to keep existing assessment rates intact for savings associations. Under the new rate structure, which went into effect in October 1995, the highest rated institutions insured by BIF pay $0.04 per $100 of domestic deposits. Based on the risk category applicable to the Bank, the premium paid by the Bank is presently $.04 per $100 of deposit. On November 14, 1995, the FDIC announced that commencing in 1996 it would eliminate insurance deposit premiums for all but the banks warranting the highest level of supervisory concern.

Internal Operating Requirements
- -------------------------------

         FDICIA contains numerous other provisions, including new accounting, auditing and reporting requirements, the termination (beginning in 1995) of the "too big to fail" doctrine except in special cases, new regulatory standards in areas such as asset quality, earnings and compensation and revised regulatory standards for the powers of state chartered banks, real estate lending, bank closures and capital adequacy.

Community Reinvestment Act of 1977
- ----------------------------------

         Under the CRA, a bank's applicable regulatory authority (which is the OCC for the Bank) is required to assess the record of each financial institution which it regulates to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by such institution for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The Bank has undertaken significant actions to comply with the CRA, and has received a "satisfactory" commendation in its most recent review by federal regulators with respect to its compliance with the CRA. Both the United States Congress and the banking regulatory authorities have proposed substantial changes to the CRA and fair lending laws, rules and regulations, and there can be no certainty as to the effect, if any, that any such changes would have on the Bank.

Capital Adequacy Guidelines
- ---------------------------

         Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements issued by the FRB, and the Bank is subject to similar requirements imposed by the OCC.

         Specifically, the various federal bank regulatory agencies, including the FRB and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. On September 14, 1993, the FRB together with the FDIC and the OCC jointly proposed new rules implementing an interest rate risk ("IRR") component to the risk-based standards as required by FDICIA. The effect the proposed IRR rule will have on the Bank's risk-based capital requirements, if any, cannot be determined until the rule is finalized.

         The minimum standard for the ratio of capital to risk-weighted assets (including certain off-balance sheet obligations, such as standby letters of credit) is 8%. At least half of the risk-based capital must consist of common equity, retained earnings, and qualifying perpetual preferred stock, less deductions for goodwill and various other intangibles ("Tier I capital"). The remainder may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock, and a limited amount of the general valuation allowance for credit losses ("Tier II capital"). The sum of Tier I capital and Tier II capital is "total risk-based capital."

         The FRB (for the Company) and the OCC (for the Bank) have also adopted guidelines which supplement the risk-based capital guidelines with a minimum leverage ratio of Tier I capital to average total consolidated assets ("leverage ratio") of 3% for institutions with well diversified risk (including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings); that are generally considered to be strong banking organizations (rated composite 1 under applicable federal guidelines); and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4% to 5%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The FRB continues to consider a "tangible Tier I leverage ratio" in evaluating proposals for expanding activities by bank holding companies. The tangible Tier I leverage ratio is the ratio of a banking organization's Tier I capital (less deductions for intangibles otherwise includable in Tier I capital) to total tangible assets.

         As of December 31, 1995, the Company's Tier I risk-based capital ratio was 10.76%, its total risk-based capital ratio was 11.72% and its leverage ratio was 6.9%, which equaled or exceeded the federal minimum regulatory requirements.

         Bank regulators may raise capital requirements applicable to banking organizations beyond current levels. However, the Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules, and therefore cannot predict what effect such higher requirements may have on the Company and the Bank.

     For an analysis of the Company's and the Bank's capital, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."


ITEM 4A. EXECUTIVE OFFICERS OF THE CORPORATION.

         The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on June 12, 1996, their respective ages, and their present position with the Corporation are as follows:

                                              Position With                             Position
           Name           Age                  Corporation                             Held Since
           ----           ---                  -----------                             ----------
C. Jack Bean              67     Chairman of the Board of Directors and Director       March 1987
Bobby W. Hackler          49     Senior Vice President, Secretary and Director        January 1992
G. M. Heinzelmann, III    33     President and Director                                 July 1992
B.J. Curley               31     Chief Financial Officer and Vice President           October 1995

     The business experience of each of these executive officers during the past five (5) years is set forth below:

     C. Jack Bean has been Chairman of the Board and a director of the Company since March 1987, and served as President of the Company from March 1987 to July 1992. Mr. Bean was the owner and founder of Surety Finance Company, the predecessor company to the Company's business, from 1985 until March 1987. He has served as Chairman of the Board and a director of the Bank since December 1989.

     Bobby W. Hackler has been Senior Vice President and Secretary of the Company since January 1992. He served as Chief Financial Officer of the Company from January 1992 to October 1995. He has served as President of the Bank since February 1994, as Chief Executive Officer of the Bank since July 1992, and as a director of the Bank since December 1990. Mr. Hackler previously served as the Bank's Chief Operating Officer from January 1992 to July 1992, as its Senior Vice President and Controller from March 1991 to December 1991, and as its Vice President and Controller from January 1990 to March 1991.

     G. M. Heinzelmann, III has been President of the Company since July 1992 and a director of the Company since July 1993. He previously served as Vice President of the Company from May 1987 to July 1992. Mr. Heinzelmann has served as Executive Vice President and a director of the Bank since December 1989 and as Manager of the Insurance Premium Finance Division of the Company, and subsequently the Bank, since May 1987. He has also served as Secretary, Treasurer and a director of Brian Capital, Inc., a non-operating publicly held corporation, since November 1988.

     B.J. Curley has served as the Company's Chief Financial Officer and Vice President since October 1995. Since December 1994 he has served as Chief Financial Officer and Senior Vice President of the Bank and since May 1993 has served as the Bank's Controller. Prior to May 1993, he served as controller for Environmental Engineering & Geotechnics.

     No family relationships exist among the executive officers and directors of the Corporation, except as follows: G. M. Heinzelmann, III, President and a director of the Company, is the son-in-law of C. Jack Bean, Chairman of the Board of the Company.


ITEM 2.  PROPERTIES

         The Bank has eight banking facilities. The Bank's main office is currently located in Midlothian, Texas, and the Bank's branches are located in Lufkin, Hurst, Chester, Wells, Kennard, Whitesboro and Waxahachie, Texas.

         The Lufkin facility is located in a two-story building located at 600 South First Street, Lufkin, Texas 75901. This building and the underlying tract of land are owned by the Bank. The building includes approximately 10,000 square feet of office space. A detached motor bank facility is also located on the land.

         The Hurst banking facility is located at 1845 Precinct Line Road, Suite 100, Hurst, Texas 76054. The Company and a branch of the Bank occupy approximately 13,000 square feet of leased space in a two-story building under a lease dated February 14, 1994 for a term of five years and ten months beginning March 1, 1994 and ending on December 31, 1999. The Bank is on a graduated lease payment schedule as follows:

                 Period                        Monthly Rent
                 ------                        ------------
        01-01-96 to 12-31-96                    $9,110.33
        01-01-97 to 12-31-98                    $9,521.08
        01-01-99 to 12-31-99                    $9,931.75

     The Company also occupies a portion of the office space leased by the Bank under these leases.

     The Chester facility is located in a two-story building located on U.S. Highway 287 in Chester, Texas. This building, and the underlying tract of land consisting of approximately 15,000 square feet, are owned by the Bank. The building includes approximately 5,600 square feet of office space. The Bank also owns an improved tract of land (containing approximately 3,000 square feet) located adjacent to the Chester facility.

     The Wells facility is located in a one-story building located on U.S. Highway 69 in Wells, Texas. This building, and the underlying tract of land consisting of approximately 9,000 square feet, are owned by the Bank. The building includes approximately 4,500 square feet of office space. The Bank also owns two unimproved tracts of land (one containing approximately 2.31 acres and the other approximately 1,800 square feet) located adjacent to the Wells facility.

     The Kennard facility is located in a one-story building located at Broadway and Main Streets, in Kennard, Texas. This building, and the underlying tract of land consisting of approximately 14,000 square feet, are owned by the Bank. The building includes approximately 2,790 square feet of office space. The Bank also owns two storage buildings located on the same tract of land.

     The Whitesboro facility is located in a one-story building located at 2500 Highway 82 East, in Whitesboro, Texas. This building, and the underlying tract of land consisting of approximately 132,000 square feet, are owned by the Bank. The building includes approximately 6,400 square feet of office space.

     The Waxahachie facility is located in a two-story building located at 104 Elm Street, Waxahachie, Texas 75165. This building, and the underlying tract of land consisting of approximately 14,100 square feet, are owned by the Bank. The building includes approximately 5,100 square feet of office space.

     The Midlothian facility is located in a one and one-half story building located at 910 North 9th Street, Midlothian, Texas 76065. This building, and the underlying tract of land consisting of approximately 71,330 square feet are owned by the Bank. The building includes approximately 17,116 square feet of office space.

     The Company believes the existing facilities are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS.

     The Bank is a defendant in two related cases: Tennessee Ex Rel. Douglas Sizemore, Commissioner of Commerce and Insurance for the State of Tennessee, et al. vs. Surety Bank, N.A., filed in June 1995 in the Federal District Court for the Northern District of Texas, Dallas, Division (the "Anchorage Case"), and United Shortline Inc. Assurance Services, N.A. et al. vs. MacGregor General Insurance Company, Ltd., et al., now pending in the 141st Judicial District Court of Tarrant County, Texas (the "MacGregor Case").

     The claimant in the Anchorage Case is a liquidator (the "Liquidator"), the Tennessee Commissioner of Commerce and Insurance, appointed by the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, to liquidate Anchorage Fire and Casualty Insurance Company ("Anchorage"). The Liquidator seeks to recover compensatory and punitive damages on various alleged causes of action, including violation of orders issued by a Tennessee court, fraudulent and preferential transfers, common law conversion, fraud, negligence, and bad faith, all of which are based on the same underlying facts and course of conduct.

     The plaintiff in the MacGregor Case, United Shortline Inc. Assurance Services, N.A. ("United Shortline"), is the holder of a Florida judgment against MacGregor General Insurance Company, Ltd. ("MacGregor") and seeks to recover funds allegedly belonging to MacGregor which were held by the Bank.

     Both cases arise out of the Bank's alleged exercise of control over funds held in accounts at the Bank under agreements with Anchorage and MacGregor. The exercise of control included the setoff of approximately $570,000, and the interpleader, in the MacGregor Case, of approximately $600,000. The Bank asserts that it had a right to exercise control over the funds, in the first instance under contractual agreements between the Bank and the respective insurance companies or the Bank and the policy holders, and in the second instance in order to protect the Bank against the possibility of inconsistent orders regarding the same funds. The Liquidator also seeks to recover funds allegedly transferred from Anchorage/MacGregor accounts at the Bank during an approximate four month period in 1993, which exceed $2.6 million in the aggregate. The Bank believes that the claims lack merit and intends to defend the cases vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
- ------------------

         Since January 10, 1995 the Company's Common Stock has been traded on the American Stock Exchange, Inc.'s ("AMEX") primary list under the symbol "SRY". From February 23, 1994 through January 9, 1995 the Company's Common Stock was traded on the AMEX Emerging Company Marketplace under the symbol "SRY.EC". Prior to February 23, 1994, the Company's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

         The following table sets forth, for the periods indicated, the high, low and close sale price per share of the Company's Common Stock as reported on the AMEX primary list since January 10, 1995, and on the AMEX Emerging Company Marketplace from February 23, 1994 through January 9, 1995, and the high and low bid price per share as reported by NASDAQ for prior periods. The NASDAQ quotations reflect prices quoted by market makers of the Company's Common Stock, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                           High      Low     Close
                                           ----      ---     -----
      1994 Fiscal Year
      ----------------
      First Quarter .................   $   6.38   $ 3.00   $ 4.88
      Second Quarter ................       5.25     3.88     4.63
      Third Quarter .................       5.00     4.00     4.25
      Fourth Quarter ................       4.50     3.00     3.13

      1995 Fiscal Year
      ----------------
      First Quarter .................       4.38     3.06     4.13
      Second Quarter ................       6.75     3.19     3.44
      Third Quarter .................       5.13     3.50     4.75
      Fourth Quarter ................       5.00     3.50     3.50


Stockholders
- ------------

         As of March 20, 1996 there were 424 record holders of the Company's Common Stock.

Dividend Policy
- ---------------

     THE COMPANY. The Company currently intends not to pay dividends for the foreseeable future, but to retain any future earnings for use in the business of the Company and the Bank. The payment of any dividends in the future will be made at the discretion of the Board of Directors of the Company and will depend upon the operating results and financial condition of the Company and the Bank, their capital requirements, contractual agreements, general business conditions and other factors. The Company's principal source of funds to pay dividends in the future, if any, on the Common Stock will be cash dividends the Company receives from the Bank. See " Item 1. Business - Supervision and Regulation" for a discussion of regulatory constraints on the payment of dividends by national banks and bank holding companies generally.

         THE BANK. The Bank is subject to various restrictions imposed by the National Bank Act relating to the declaration and payment of dividends. The board of directors of a national banking association may, subject to the following limitations, declare a quarterly, semiannual or annual dividend of as much of its net profits as it may judge expedient. The payment of dividends is subject to the provisions of 12 U.S.C. 60, which provides that no dividends may be declared or paid without the approval of the OCC if the total of all dividends, including the proposed dividend, in any calendar year exceeds the total of the national banking association's net profits for that year combined with its retained net profits of the preceding two years. Under the provisions of 12 U.S.C. 56 no dividends may ever be paid in an amount greater than the bank's net profits.

     The OCC also has authority to prohibit a national bank from engaging in what in the OCC's opinion constitutes an unsafe or unsound practice in conducting business, including the payment of a dividend. See "Item 1. Business
- - Supervision and Regulation" for a discussion of regulatory constraints on the payment of dividends by national banks and bank holding companies generally.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following summary consolidated financial data of the Company is derived from the financial statements of the Company as of and for the five years ended December 31, 1995. The following summary consolidated financial data of the Company should be read in connection with the consolidated financial statements of the Company and the notes thereto and the information in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                   Years Ended December 31,
                                                                   ------------------------
                                                   1995<F1>    1994<F2>    1993<F3>      1992        1991
                                                   -------     -------     -------       ----        ----
INCOME STATEMENT DATA: ($ in 000's)
  Interest income .............................   $  9,535    $  5,387    $  3,995    $  3,344    $  2,953
  Interest expense ............................      3,678       1,488       1,124         978       1,380
      Net interest income .....................      5,857       3,899       2,871       2,366       1,573
  Provision for credit losses .................         60         107          91         300         467
      Net interest income after provision for .      5,797       3,792       2,781       2,067       1,107
        credit losses
  Noninterest income ..........................      1,419       1,160       1,182         784         488
  Noninterest expense .........................      5,878       4,462       3,592       2,835       2,185
  Earnings before income taxes ................      1,338         490         371          16        (590)
  Income taxes ................................        451          17
  Net earnings (loss) .........................   $    887    $    473    $    371    $     16    $   (590)

COMMON SHARE DATA:<F4>
  Net earnings (loss) .........................   $   0.27    $   0.20    $   0.19    $   0.00    $  (0.45)
  Book value ..................................       2.94        2.65        2.32        2.05        1.85
  Weighted average common shares
     outstanding (in 000's) ...................      3,279       2,394       2,002       1,952       1,310
  Period end shares outstanding (in 000's) ....      3,506       3,041       2,273       1,981       1,767

BALANCE SHEET DATA: ($ in 000's)
  Total assets ................................   $121,339    $102,294    $ 49,036    $ 30,964    $ 26,877
  Insurance premium finance loans, net ........     21,905      20,497      14,209       7,051       8,016
  Other loans, net ............................     45,197      44,167      17,417      12,442      11,242
  Allowance for credit losses .................        703         698         401         325         343
  Total deposits ..............................    109,599      92,027      43,596      26,840      23,335
  Shareholders' equity ........................     10,295       8,066       5,281       4,058       3,263

PERFORMANCE DATA<F5>
  Return (loss) on average total assets .......         .8%         .8%         .8%         .1%       (2.3)%
  Return (loss) on average shareholders' equity        9.5         7.4         8.7          .4       (30.4)
  Net interest margin .........................        6.1         7.1         7.0         8.7         7.0
  Loans to deposits ...........................       60.6        70.3        72.5        72.6        82.5

ASSET QUALITY RATIOS<F5>
  Nonperforming assets to  total assets .......         .1%         .2%         .3%         .7%        2.1%
  Nonperforming loans to total loans ..........         .1          .2          .3          .8         2.4
  Net loan charge-offs to average loans .......         .1          .4          .3         1.6         2.3
  Allowance for credit losses to total loans ..        1.1         1.1         1.3         1.7         1.8
  Allowance for credit losses to nonperforming       996.1       574.8       425.8       201.1        74.8
    loans

CAPITAL RATIOS
  Tier I risk-based capital ...................      10.76%      10.13%      11.37%      14.44%       13.2%
  Total risk-based capital ....................      11.72       11.17       12.57       15.69        14.7
  Leverage ....................................        6.9         5.6        10.0        11.9        10.9

<F1> On September  28, 1995 the Company  completed  the  acquisition  of certain assets and the assumption of certain liabilities relating to the branch of Bank One, Texas, National Association located in Waxahachie, Texas.

<F2> On May 31, 1994 the Company  acquired 100% of the outstanding  common stock of The Farmers Guaranty State Bank of Kennard, Kennard, Texas, and on December 8, 1994 the Company acquired 100% of the outstanding common stock of First National Bank, Whitesboro, Texas.

<F3> On March 23, 1993 the Company acquired 100% of the outstanding common stock of the Bank of East Texas, Chester, Texas and First State Bank, Wells, Texas. Operations of these two banks have been included in consolidated operations subsequent to February 28, 1993.

<F4> The  information  provided for 1991 and 1992 has been restated to reflect a one-for-ten reverse stock split in June 1993.

<F5> All interim periods have been annualized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General
- -------

The information presented below reflects the lending and related funding business of the Company.


                                           Year           Year           Year           Year
                                          Ended          Ended          Ended          Ended
                                         12/31/95       12/31/94       12/31/93       12/31/92
                                         --------       --------       --------       --------
INSURANCE PREMIUM FINANCING:
Average Balance Outstanding ........   $23,532,953    $19,370,887    $ 9,855,620    $ 8,240,727
Average Yield ......................          11.6%          11.2%          13.2%          17.9%
Interest Income ....................   $ 2,739,060    $ 2,172,038    $ 1,302,854    $ 1,471,226

CONSUMER, COMMERCIAL AND REAL ESTATE
FINANCING:
Average Balance Outstanding Average    $44,351,305    $20,766,039    $16,153,213    $12,255,653
Yield ..............................          11.0%          12.0%          12.4%          13.3%
Interest Income ....................   $ 4,862,756    $ 2,482,099    $ 2,001,251    $ 1,632,746

COST OF FUNDS:
Average Balance of Deposits ........   $96,198,295    $54,458,467    $41,175,656    $26,469,157
Average Interest Rate ..............           3.7%           2.7%           2.7%           3.7%
Interest Expense ...................   $ 3,554,900    $ 1,476,656    $ 1,123,584    $   977,715

COST OF SHORT TERM DEBT:
Average Balance of Debt ............   $ 1,114,355    $   146,756
Average Interest Rate ..............          11.0%           9.5%
Interest Expense ...................   $   122,579    $    13,914

Note: Average balances are computed using daily balances throughout each period.

         The following discussion highlights the major changes affecting the operations and financial condition of the Company for the three years ended
December 31, 1995. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this report.

General
- -------

         The Company derives substantially all of its revenues and income from the operation of the Bank, which provides a full range of commercial and consumer banking services to businesses and individuals in north and east Texas and has attempted to distinguish itself by developing specialized products such as insurance premium finance lending and medical receivables factoring. As of December 31, 1995, the Company had total assets of $121.3 million, net loans of $66.4 million, total deposits of $109.6 million, and total shareholders' equity of $10.3 million. The Company reported net income of $886,886 for the year ended December 31, 1995 compared with net income of $472,760 for the year ended December 31, 1994 as a result of internal loan growth within its specialized products and its acquisitions of community banks.

         During 1994, the Company had no effective tax rate through the utilization of its net operating losses. The Company returned to paying federal income taxes at the effective rate of 34% during 1995. Income before taxes was $1,337,817 for the year ended December 31, 1995, an increase of $847,369 or 173% when compared with the same period for 1994.

     On May 31, 1994, the Bank acquired The Farmers Guaranty State Bank of Kennard, Texas. On December 8, 1994 the Bank acquired the First National Bank, Whitesboro, Texas and on September 28, 1995, the Bank acquired the assets and assumed the liabilities of the Waxahachie, Texas, branch of Bank One, Texas, National Association. Management views these acquisitions as a means of expanding its operations and anticipates they will contribute favorably to future results of the Company and the Bank. The Bank continues to actively serve the banking needs of these local communities, as it has served the local communities where its other branches are located. The deposits at these new branches will allow the Bank to increase its business in the areas of insurance premium finance and insurance medical claims factoring. See "Item 1. Business - Acquisitions".

RESULTS OF OPERATIONS

Net Earnings
- ------------

         Net earnings were $886,886 ($0.27 per share) for the year ended December 31, 1995, compared with net earnings of $472,760 ($0.20 per share) for the year ended December 31, 1994, an increase of $414,126 or 87.6%. Factors contributing to the increase in earnings in 1995 compared with 1994 include an increase in net interest income, loan growth in the Company's specialized lending products, and the growth of noninterest income mainly as a result of the acquisition of the Kennard and Whitesboro branches.

         Net earnings were $472,760 for 1994 ($0.20 per share), compared with net earnings of $370,723 for 1993 ($0.19 per share) and $16,424 for 1992 ($0.00 per share). The earnings per share for 1994 were affected by additional shares issued in December 1994 in connection with the acquisition of First National Bank, Whitesboro, Texas. The 27.5% increase and 2,157.2% increase in earnings for 1994 and 1993 respectively, were attributable to an increase in net interest income resulting from improved asset quality, loan growth in the Company's specialized lending products and acquisitions of community banks.

Earnings Before Income Taxes
- ----------------------------

         Earnings before income taxes were $1,337,817 for the year ended December 31, 1995, compared with $490,448 for the year ended December 31, 1994, a 173% increase. As previously mentioned, the Company returned to paying federal income taxes at the effective rate of 34% during 1995, compared with a nominal effective tax rate for 1994. As a result of the return to paying federal taxes, the net income for the year ended December 31, 1995 may be more indicative of operating trends in the future. Conversely, earnings before income taxes in the 1995 period may be more useful when comparing results with prior periods.

         Earnings before income taxes were $490,448 in 1994, compared with $370,723 in 1993, an increase of $119,725 or 32.3%. Earnings before income taxes were $16,424 in 1992. The improvement in earnings before income taxes for 1994 compared with 1993 was primarily attributable to an increase in net interest income resulting from an increase in net interest margin. The increase in net interest income in 1994, as compared with 1993, was the result of loan growth within the Company's specialized lending products. The average balance of insurance premium finance loans grew by 96.6% to a balance of $19.4 million from $9.9 million for 1994 and 1993, respectively. The 2,157.2% growth in earnings before income taxes in 1993 as compared with 1992 was attributable to an increase in net interest income as a result of loan growth. In 1993, the Company also realized a gain on the sale of investment securities of approximately $94,000.

Net Interest Income
- -------------------

         Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities. The net yield on total interest-earning assets, also referred to as interest rate margin or net interest margin, represents net interest income divided by average interest-earning assets. The Company's principal interest-earning assets are loans, investment securities, medical receivables factoring and federal funds sold.

         Net interest income was $5.8 million for the year ended December 31, 1995, an increase of $2.0 million or 52.9% compared with the year ended December 31, 1994, resulting principally from an increase in average interest-earning assets from $54.8 million to $96.3 million, a significant portion of which was comprised of loans (typically the highest yielding asset). The increase in average interest-earning assets was offset by an increase in average interest-bearing liabilities from $46.5 million to $84.4 million. In addition, the Company experienced a decrease in the net interest spread of 100 basis points from 7.1% to 6.1% for the year ended December 31, 1994 and 1995, respectively. The foregoing decrease resulted principally from the fact that the cost of interest-bearing liabilities increased more than the yield on interest-earning assets. The yield on interest-earning assets increased 10 basis points from 9.8% to 9.9%, while the cost of interest-bearing liabilities increased 120 basis points from 3.2% to 4.4% for the year ended December 31, 1994 and 1995, respectively. Net interest income was $3.9 million for 1994, an increase of $1.0 million or 35.8% compared with net interest income of $2.9 million for 1993, which represented an increase of $505,224 or 21.4% compared with net interest income of $2.4 million for 1992. The Company's average total interest-earning assets increased from approximately $41.2 million for 1993 to $54.8 million for 1994, representing a 33.1% increase resulting principally from an increase in loans. The net interest margin of 7.1% for 1994 increased 10 basis points from 7.0% for 1993. The Company's average total interest-earning assets increased from $27.1 million for 1992 to $41.2 million for 1993, representing a 51.7% increase resulting principally from an increase in loans and investment securities.

         The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The decline in the net yield on total interest-earning assets from 1994 through the first nine months of 1995 resulted principally from an increase in investment securities as a percentage of total interest-earning assets, which produced a lower average rate of return for the Company than loans, and the addition of the consumer, commercial and real estate loans through the acquisition of First National Bank, Whitesboro, Texas. The yield on consumer, commercial and real estate loans declined to 11% for the year ended December 31, 1995 from 12% for the twelve months ended December 31, 1994. The following table sets forth for each category of interest-earning assets and interest-bearing liabilities the average amounts outstanding, the interest earned or paid on such amounts and the average rate paid for the three years ended December 31, 1995, 1994 and 1993. The table also sets forth the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same periods.

            AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                             Year ended December 31, 1995           Year ended December 31, 1994
                                             ----------------------------           ----------------------------
                                           Average                   Average      Average                    Average
                                           Balance         Interest   Rate        Balance        Interest     Rate
                                           -------         --------   ----        -------        --------     ----
ASSETS
    Interest-bearing deposits in
        financial institutions ....   $   1,388,817     $   101,408    7.3%     $   981,184    $    68,173     6.9%
    U.S. Treasury and agency
        securities <F1>............      16,659,034       1,173,748    7.1        7,648,411        362,078     4.7
    Federal funds sold ............      11,102,928         657,809    5.9        6,456,165        302,621     4.7
    Loans <F2> <F3>................      67,884,258       7,601,816   11.2       40,136,926      4,654,137    11.6
    Allowance for credit losses....        (713,629)         N/A       N/A         (444,805)          N/A      N/A
                                      -------------     -----------   -----     -----------    -----------    -----
Total interest-earning assets .....   $  96,321,408     $ 9,534,781    9.9%     $54,777,881    $ 5,387,009     9.8%
                                      -------------     -----------   -----     -----------    -----------    -----
    Cash and due from banks .......       4,637,833                               3,249,783
    Premises and equipment ........       2,495,279                               1,520,404
    Accrued interest receivable ...         646,012                                 205,770
    Other real estate owned .......          77,197                                  51,043
    Other assets ..................       3,076,316                               1,357,765
                                      -------------                             -----------
Total assets ......................   $ 107,254,045                             $61,162,646
                                      =============                             ===========

LIABILITIES
Interest-bearing liabilities:
   Interest-bearing demand deposits   $  23,106,404     $   678,303    2.9%     $14,680,300    $   259,113     1.8%
   Savings deposits ...............       5,329,462         127,211    2.4        3,104,155         94,010     3.0
   Time deposits ..................      54,873,148       2,749,386    5.0       28,530,396      1,123,533     4.0
   Notes payable ..................       1,114,355         122,579   11.0          146,756         11,075     7.5
                                      -------------     -----------   -----     -----------    -----------     ---
Total interest-bearing liabilities    $  84,423,369     $ 3,677,479    4.4%     $46,461,607    $ 1,487,731     3.2%
                                      -------------     -----------   -----     ------------   -----------     ---
    Noninterest-bearing deposits ..      12,889,281                               7,996,860
    Other liabilities .............         630,055                                 281,660
                                      -------------                             -----------
Total liabilities .................      97,942,705                              54,740,127
Shareholders' equity ..............       9,311,340                               6,422,519
                                      -------------                             -----------
Total liabilities and equity ......   $ 107,254,045                             $61,162,646
                                      =============                             ===========
Net interest income ...............                     $ 5,857,302                            $ 3,899,278
                                                        ===========                            ===========
Net interest spread ...............                                    5.5%                                    6.6%
                                                                       ====                                    ====
Net interest margin ...............                                    6.1%                                    7.1%
                                                                       ====                                    ====

<F1> Interest  income  on  tax  exempt  securities  does  not  reflect  the  tax equivalent  yield.

<F2> Loans on nonaccrual status have been included in the computation of average balances.

<F3> The  interest  income on loans does not  include  loan fees.  Loan fees are immaterial and are included in noninterest income.

          The following table reflects the changes in net interest income stemming from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has been allocated to the changes in the rate and the volume on a pro rata basis.


                   RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

                                              Years Ended                                 Years Ended
                                           December 31, 1995                           December 31, 1994
                                             Compared with                               Compared with
                                           December 31, 1994                           December 31, 1993
                                -----------------------------------------   ----------------------------------------
                                  Increase       (Decrease)      Due to        Increase     (Decrease)     Due to
                                 Volume<F1>         Rate         Changes      Volume<F1>       Rate        Changes
                                 ----------         ----         -------      ----------       ----        -------
Interest Income:
  Interest-bearing deposits
    in financial institutions   $    29,607   $     3,628    $    33,235   $      (551)   $    47,871    $    47,320
  U.S. Treasury and agency
    securities ..............       573,825       237,845        811,670       (94,659)       (50,536)      (145,195)
  Federal funds sold ........       259,876        95,312        355,188        38,998        100,793        139,791
  Loans .....................     3,112,412      (164,733)     2,947,679     1,659,906       (309,874)     1,350,032
                                -----------   -----------    -----------   -----------    -----------    -----------

Total interest income .......   $ 3,975,720   $   172,052    $ 4,147,772   $ 1,603,694    $  (211,746)   $ 1,391,948
                                -----------   -----------    -----------   -----------    -----------    -----------

Interest Expense:
  Interest-bearing demand
    deposits ................   $   194,483   $   224,707    $   419,190   $    38,707    $    10,469    $    49,176
  Savings deposits ..........        47,128       (13,927)        33,201        (1,827)        (1,125)        (2,952)
  Time deposits .............     1,255,544       370,309      1,625,853       375,946        (69,098)       306,848
  Federal funds purchased
    and other borrowed funds        104,267         7,237        111,504        11,075           --           11,075
                                -----------   -----------    -----------   -----------    -----------    -----------
Total interest expense ......   $ 1,601,422   $   588,326    $ 2,189,748   $   423,901    $   (59,754)   $   364,147
                                -----------   -----------    -----------   -----------    -----------    -----------

Net interest margin .........   $ 2,374,298   $  (416,274)   $ 1,958,024   $ 1,179,793    $  (151,992)   $ 1,027,801
                                ===========   ===========    ===========   ===========    ===========    ===========

<F1> Non-accrual  loans are included in the average  volumes used in calculating this table.

Provision for Credit Losses
- ---------------------------

          The amount of the provision for credit losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, with particular attention directed toward nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process; the market value of collateral; the strength and availability of guaranties; concentrations of credits; and other judgmental factors. The Company determines separate general allowances for insurance premium finance and non-insurance premium finance loans. The Company's loss experience on insurance premium finance lending was adversely affected during the second half of 1991 by the failure of a non-Best's rated insurance company. The Company has implemented certain changes in its lending policies and procedures with respect to insurance premium finance lending which have reduced the maximum concentration by insurance carrier except as approved by the Board of Directors and also reduced the amount of loans secured by unearned premiums of insurance policies written by non-rated carriers. See "Item 1. Business - Insurance Premium Financing." As a result of these changes in loan policy and recoveries of previously charged-off insurance premium finance loans, the Company's historical loss factor on insurance premium finance loans has improved from 0.15% in 1993 to 0.00% in 1994 and as of December 31, 1995.

          The Company recorded a $60,000 provision for credit losses during the year ended December 31, 1995 compared with $106,899 during the year ended December 31, 1994. As the Company's ratio of net charge-offs to average loans improved for these periods, the Company provided amounts to compensate for growth in the loan portfolio in order to maintain the allowance for credit losses at an adequate level.

          The 1994 provision for credit losses was $106,899 compared with $90,584 in 1993 and $299,555 in 1992. The 18% increase in the 1994 provision for credit losses when compared with 1993 is a result of the 54.3% growth in average loans outstanding. The 69.8% reduction in the provision for 1993 compared with 1992 was a result of successful collection efforts in both the insurance premium finance portfolio and the general loan portfolio.

Noninterest Income
- ------------------

     Noninterest income is generated primarily from fees associated with noninterest and interest-bearing accounts as well as fees associated with loans (e.g., late fees). Noninterest income for the year ended December 31, 1995 was $1,419,067, an increase of $259,060 or 22.3% compared with noninterest income of $1,160,007 for the year ended December 31, 1994. The increase in noninterest income is attributed to the acquisition of the Kennard and Whitesboro branches during 1994, and the Waxahachie branch during 1995, as well as an increase in loans outstanding. The acquisition of the three banks increased the number and balance of loans outstanding and increased the number and balance of noninterest and interest-bearing accounts, which resulted in increased noninterest income.

          Noninterest income was $1,160,007 for 1994, a decrease of $21,801 or 1.8% compared with noninterest income of $1,181,808 for 1993, which represented an increase of $397,742 or 50.7% over 1992. While service charges and exchange fees increased from 1993 to 1994, loan fees and other income decreased. The decrease in loan fees was attributable to a decision by management to discontinue servicing outside loan portfolios. The decrease in other income from 1993 to 1994 is the result of a gain realized on the sale of investment securities during 1993 in the amount of approximately $94,000. Noninterest income increased from 1992 to 1993 in all categories, primarily as a result of the acquisition of banks in Wells and Chester, Texas.

          The following table sets forth the various categories of noninterest income for the year ended December 31, 1995, 1994 and 1993:

                                                    Years Ended December 31,
                                                    ------------------------
                                                1995         1994         1993
                                                ----         ----         ----
Noninterest income
    Nonsufficient fund charges ..........   $  291,954   $  263,315   $  248,890
    Late fee charges ....................      501,960      426,476      304,354
    Service charges .....................      220,086      163,336      120,143
    Collection fees .....................      115,478       96,162       71,760
    Credit life insurance ...............       75,435       44,402       49,777
    Premium finance servicing ...........                                161,310
    Secured credit card annual fee ......        6,561       15,905       36,968
    Other ...............................      207,493      150,411       97,843
    Gain on sale of investment ..........          100                    90,763
                                            ----------   ----------   ----------
 Total noninterest income ...............   $1,419,067   $1,160,007   $1,181,808
                                            ==========   ==========   ==========

Noninterest Expense
- -------------------

          Noninterest expense was $5,878,552 for the year ended December 31, 1995, an increase of $1,416,614 or 31.7% compared with noninterest expense of $4,461,938 for the year ended December 31, 1994. This increase resulted principally from the acquisition of the Kennard and Whitesboro branches during 1994 and the Waxahachie branch during 1995. The addition of the three banks resulted in additional personnel, occupancy and office expenses. The amortization of intangibles increased in 1995 as a result of the addition of goodwill and costs associated with the acquisition of the Kennard branch in the amount of $296,164, the addition of goodwill and costs associated with the acquisition of the Whitesboro branch $1,886,682 and the addition of goodwill and costs associated with the acquisition of the Waxahachie branch in the amount of $148,772.

     Deposits held by the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The FDIC assessment is calculated on the level of deposits held by the Bank. The increase in the FDIC assessment in 1995 over 1994 was tied to the increased deposits added through the two acquisitions completed in 1994. The BIF assessment rate is determined by the FDIC for categories of banks based upon the risk to the insurance fund. On August 8, 1995, the FDIC's Board of Directors voted to significantly reduce the deposit insurance premiums paid by most banks but to keep existing assessment rates intact for savings associations. Under the new rate structure, the best-rated institutions insured by the BIF pay $0.04 per $100 of domestic deposits, down from the rate of $0.23 per $100. The new BIF assessment rates apply from the first day of the month after the BIF was recapitalized, which occurred in early September 1995. The FDIC has issued refunds to the best-rated institutions for assessments which exceeded the recapitalization of the BIF. The Bank received a refund from the FDIC of approximately $42,000. The change in assessment rate is expected to significantly reduce the cost of deposit insurance for the Bank. In connection with the new rate schedule, the FDIC established a process for quickly raising or lowering all rates for BIF-insured institutions up to twice a year without seeking public comment. See "Item 1. Business - Supervision and Regulation".

          Noninterest expense was $4,461,938 for 1994, an increase of $869,960 or 24.2% compared with noninterest expense of $3,591,978 for 1993, which represented an increase of $757,638 or 26.7% compared with noninterest expense of $2,834,340 for 1992. The increase in noninterest expense for 1994 from 1993 was attributable to a 28.3% increase in salaries and employee benefits and a 15.2% increase in general and administrative expenses. The increase in salaries and benefits for the same period was due primarily to additional staffing associated with the acquisition of the two banks and the Bank's loan and deposit growth. Noninterest expense increased in 1993 from 1992 primarily as a result of a 43.7% increase in salaries and employee benefits and a 12.4% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing associated with the two 1993 acquisitions, the Bank's loan and deposit growth and the establishment of the secured credit card program.

                                              Years Ended December 31,
                                          1995         1994         1993
                                          ----         ----         ----
Salaries and employee benefits ....   $2,923,118   $2,201,188   $1,715,952
Occupancy and equipment ...........      907,286      669,936      495,055
General and administrative expense:
    Professional fees .............      416,006      315,434      362,571
    Office supplies ...............      253,542      201,028      165,416
    Travel and entertainment ......       68,987       60,162       62,184
    Telephone .....................      166,858      128,407      103,921
    Advertising ...................      104,499       54,683       60,302
    Postage .......................      230,807      133,887      125,092
    Amortization of intangibles ...      184,332       51,201       35,567
    Dues and subscriptions ........       49,331       54,609       26,707
    Insurance .....................      130,335       97,473       59,882
    Credit cards ..................       19,868       59,573       63,298
    Bank service charge ...........       57,196       25,808       29,018
    FDIC assessment ...............      123,310      133,112       71,003
    Credit reports ................       40,105       17,714       48,495
    Other .........................      202,972      257,723      167,515
                                      ----------   ----------   ----------
     Total general and
         administrative ...........    2,048,148    1,590,814    1,380,971
                                      ----------   ----------   ----------
    Total noninterest expense .....   $5,878,552   $4,461,938   $3,591,978
                                      ==========   ==========   ==========


Income Taxes
- ------------

          During 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 provides that deferred tax assets may be reduced by a valuation allowance if, based on the weight of available expense, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In accordance with the provisions of SFAS No. 109, the Company elected not to restate prior years and has determined that the cumulative effect of implementation was not significant. The Company and the Bank will file a consolidated tax return for 1995.

          The Company estimates that its effective tax rate for 1995 will be approximately 34% and has recognized income tax expense of $450,931 on income before taxes of $1,337,817 for the year ended December 31, 1995 as compared with income tax expense of $17,688 on income before taxes of $490,418 for the year ended December 31, 1994.

Interest Rate Sensitivity Management
- ------------------------------------

          The operating income and net income of the Bank depend, to a substantial extent, on "rate differentials," i.e., the differences between the income the Bank receives from loans, securities and other earning assets, and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors which are beyond the control of the Bank, including general economic conditions and the policies of various governmental and regulatory authorities.

          The objective of monitoring and managing the interest rate risk position of the balance sheet is to contribute to earnings and to minimize the adverse changes in net interest income. The potential for earnings to be affected by changes in interest rates is inherent in a financial institution. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to the repricing characteristics of assets and liabilities. An asset-sensitive position in a given period will result in more assets being subject to repricing; therefore, as interest rates rise, such a position will have a positive effect on net interest income. Conversely, in a liability-sensitive position, where liabilities reprice more quickly than assets in a given period, a rise in interest rates will have an adverse effect on net interest income.

          One way to analyze interest rate risk is to evaluate the balance of the interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume and term and repricing represents a matched interest rate sensitivity position. Any excess of assets or liabilities in a particular period results in an interest rate sensitivity gap. The following table presents the interest rate sensitivity for the Company's interest-earning assets and interest-bearing liabilities at December 31, 1995:


                                                   3 months         6 months          1 year
                                   3 months           to               to               to              Over
                                   or less         6 months          1 year           5 years         5 years         Total
                                   -------         --------          ------           -------         -------         -----
Interest-earning assets:
  Interest-earning deposits
    in financial institutions   $    383,560     $    374,971             --       $    287,766            --      $  1,046,297
  Investment securities .....        504,458          285,000     $  2,047,729       10,987,824    $ 10,083,684      23,908,695
  Federal funds sold ........     18,490,000                                                                         18,490,000
  Loans .....................     22,697,886       14,123,542       15,010,891       12,826,998       2,442,922      67,102,239
                                ------------     ------------     ------------     ------------    ------------    ------------
Interest-earning assets .....   $ 42,075,904     $ 14,783,513     $ 17,058,620     $ 24,102,588    $ 12,526,606    $110,547,232
                                ------------     ------------     ------------     ------------    ------------    ------------

Interest-bearing liabilities:
  Interest-bearing demand-
    deposits ................   $ 25,264,198             --               --               --              --      $ 25,264,198
  Savings deposits ..........      5,348,657             --               --               --              --         5,348,657
  Time deposits .............     20,015,384     $ 16,598,574     $ 18,567,861     $ 10,620,940            --        65,802,759
  Notes payable .............        375,000             --               --               --              --           375,000
                                ------------     ------------     ------------     ------------    ------------    ------------

Interest-bearing liabilities    $ 51,003,239     $ 16,598,574     $ 18,567,861     $ 10,620,940            --      $ 96,790,614
                                ------------     ------------     ------------     ------------    ------------    ------------

Period interest sensitivity
  gap .......................   $ (8,927,335)    $ (1,815,061)    $ (1,509,241)    $ 13,481,648    $ 12,526,606    $ 13,756,618
                                ============     ============     ============     ============    ============    ============
Cumulative interest
  sensitivity gap ...........   $ (8,927,335)    $(10,742,396)    $(12,251,637)    $  1,230,011    $ 13,756,618    $ 13,756,618
                                ============     ============     ============     ============    ============    ============

Cumulative gap as a percent
  of total assets ...........           (7.4)%           (8.9)%          (10.1%)            1.0%           11.3%           11.3%

Cumulative interest-sensitive
  assets as percent of
  cumulative interest-
  sensitive liabilities .....           82.5%            84.1%            85.8%           101.3%          114.2%          114.2%

          The cumulative rate-sensitive gap position at one year was a liability-sensitive position of $12.3 million, or negative 10.1%. A closer examination of the investment securities reveals that the call options on securities within the portfolio that are expected to be exercised will change the cumulative rate-sensitive gap position at one year to a liability-sensitive position of $1.1 million, or negative 0.9%, which indicates that the Company is currently in a closely matched interest rate-sensitive position. Accordingly the Company believes it will not experience a significant impact from changes in interest rates.

          The Company undertakes this interest rate-sensitivity analysis to monitor the potential risk to future earnings from the impact of possible future changes in interest rates on currently existing net assets or net liability positions. However, this type of analysis is as of a point-in-time, when in fact the Company's interest rate sensitivity can quickly change as market conditions, customer needs, and management strategies change. Thus, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. The Company's investment policy does not permit the purchase of derivative financial instruments or structured notes.

     The preceding table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. Currently, the Bank is holding $706,228 in mortgage-backed securities. Although the mortgage-backed securities have a stated maturity greater than five years, it is not uncommon for mortgage-backed securities to fully pay down well ahead of stated maturities. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels.

ANALYSIS OF FINANCIAL CONDITION

Loans and Asset Quality
- -----------------------

     The Company's loans are diversified by borrower and industry group. Loan growth has occurred every year over the past five years can be attributed to acquisitions, increased loan demand and the addition of new lending products. The following table describes the composition of loans by major categories outstanding at December 31, 1995, 1994, 1993, 1992 and 1991:


                                                                                   December 31,
                                                                                   ------------

                                                     1995             1994             1993             1992             1991
                                                     ----             ----             ----             ----             ----
                                                                              Aggregate Principal Amount
                                                                              --------------------------
Loans, net of unearned interest:
     Insurance premium financing ............   $ 21,904,913     $ 20,496,562     $ 14,209,177     $  7,051,266     $  8,015,723

     Commercial loans .......................     16,301,840       13,205,698        5,198,223        4,142,926        4,029,111

     Installment loans ......................      9,280,359       10,968,948        7,961,350        6,395,752        5,558,513

     Real estate loans ......................     16,281,558       17,297,636        1,878,030          809,215          738,950

     Medical claims receivable ..............      3,333,569        2,694,506        2,379,482        1,094,461          915,259
                                                ------------     ------------     ------------     ------------     ------------

        Total loans .........................     67,102,239       64,663,350       31,626,262       19,493,620       19,257,556

   Less: Allowance for credit losses ........       (702,927)        (697,948)        (401,227)        (324,728)        (343,206)
                                                ------------     ------------     ------------     ------------     ------------

                  Total net loans ...........   $ 66,399,312     $ 63,965,402     $ 31,225,035     $ 19,168,892     $ 18,914,350
                                                ============     ============     ============     ============     ============

                                                                             Percentage of Loan Portfolio
                                                                             ----------------------------

Loans, net of unearned interest:
    Insurance premium financing .............           32.6%            31.7%            44.9%            36.1%            41.6%

    Commercial loans ........................           24.3             20.4             16.5             21.2             20.9

    Installment loans .......................           13.8             17.0             25.2             32.9             28.9

    Real estate loans .......................           24.3             26.8              5.9              4.2              3.8

    Medical claims receivable ...............            5.0              4.1              7.5              5.6              4.8
                                                ------------     ------------     ------------     ------------     ------------
                                   Total ....          100.0%           100.0%           100.0%           100.0%           100.0%
                                                ============     ============     ============     ============     ============

          The concentration of insurance premium finance loans may expose the Bank to greater risk of loss than would a more diversified loan portfolio.

          As of December 31, 1995 and 1994 commitments of the Bank under standby letters of credit and unused lines of credit totaled approximately $3,698,000 and $2,353,000, respectively.

          Stated loan maturities (including floating rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, as of December 31, 1995 were:

                                                 Within      One Year to    After Five
                                                One Year     Five Years        Years        Total
                                               -----------   -----------   -----------   -----------
Stated Loan Maturities/Floating Rates Reset:
  Insurance premium financing ..............   $21,904,913                               $21,904,913
  Commercial and real estate loans .........    25,649,540   $ 4,490,936   $ 2,442,922    32,583,398
  Installment loans ........................       944,297     8,336,062                   9,280,359
  Medical claims receivable ................     3,333,569                                 3,333,569
                                               -----------   -----------   -----------   -----------
           Total ...........................   $51,832,319   $12,826,998   $ 2,442,922   $67,102,239
                                               ===========   ===========   ===========   ===========

     Rate sensitivities of the total loan portfolio before unearned income, as of December 31, 1995 were as follows:


                  Within      One Year to       After
                 One Year      Five Years    Five Years      Total
                -----------   -----------   -----------   -----------
Fixed rate ..   $31,594,703   $12,696,882   $ 2,442,922   $46,734,507
Variable rate    20,237,616        99,116          --      20,336,732
Nonaccrual ..          --          31,000          --          31,000
                -----------   -----------   -----------   -----------
     Total ..   $51,832,319   $12,826,998   $ 2,442,922   $67,102,239
                ===========   ===========   ===========   ===========

          The maturities presented above are based upon contractual maturities. Many of these loans are made on a short-term basis with the possibility of renewal at time of maturity. All loans, however, are reviewed on a continuous basis for creditworthiness.

Nonperforming Assets
- --------------------

          The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when there are serious doubts regarding the complete collectibility of principal and interest. Amounts received on nonaccrual loans generally are applied first to principal and then to interest after all principal has been collected. Troubled debt restructurings are those for which concessions, including reduction of interest rates or deferral of interest or principal, have been granted, due to a borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. It is the policy of the Bank not to renegotiate the terms of a loan simply because of a delinquent status. Rather, a loan is generally transferred to a nonaccrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days. Loans which are 90 days delinquent but are well secured and in the process of collection are not included in nonperforming assets.

          Other nonperforming assets consist of real estate acquired through loan foreclosures or other workout situations and other assets acquired through repossessions. The following table summarizes nonperforming assets by category as of December 31, 1995 and 1994:


                                                       1995        1994
                                                     --------    --------
Nonaccrual loans .................................   $ 31,000    $ 83,000
Loans 90 days past due and still accruing interest     39,568      38,432
                                                     --------    --------
Total nonperforming loans ........................     70,568     121,432
Other real estate owned and other assets .........     85,528     121,359
                                                     --------    --------
Total nonperforming assets .......................   $156,096    $242,791
                                                     ========    ========
Nonperforming assets to total assets .............        0.1%        0.2%
Nonperforming loans to total loans ...............        0.1%        0.2%

          The classification of a loan on nonaccrual status does not necessarily indicate that the principal is uncollectible, in whole or in part. A determination as to collectibility is made by the Bank on a case-by-case basis. The Bank considers both the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans. The final determination as to these steps is made on a case-by-case basis. Alternatives that are considered are foreclosure, collecting on guarantees, restructuring the loan or collection lawsuits.

          The following table sets forth a summary of other real estate owned and other collateral acquired as of December 31, 1995:

                                                 Number of     Net Book Carrying
                         Description           Parcels/Autos         Value
                 --------------------------    -------------   -----------------
                 Developed property
                 Vacant land or unsold lots         2               $ 3,429
                 Repossessed automobiles ..        16                82,099
                                                   --                ------
                                                   18               $85,528
                                                   ==               =======

Allowance for Credit Losses
- ---------------------------

          In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collaterialized loan, the quality of the collateral for such loan. The allowance for credit losses represents the Company's estimate of the allowance necessary to provide for losses incurred in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the Company's loan portfolio, incorporating feedback provided by the internal loan review staff and provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for credit losses. To establish the appropriate level of the allowance, all loans (including nonperforming loans), commitments to extend credit and standby letters of credit are reviewed and classified as to potential loss exposure. Specific allowances are then established for those loans, commitments to extend credit or standby letters of credit with identified loss exposure and an additional allowance is maintained based upon the size, quality, and concentration characteristics of the remaining loan portfolio using both historical quantitative trends and the Company's evaluation of qualitative factors including future economic and industry outlooks. The determination by the Company of the appropriate level of allowance amount was $702,927 at December 31, 1995.

     The allowance for credit losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly and as adjustments, either positive or negative, become necessary they are reported in earnings in the periods in which they become known. The following table presents a detailed analysis of the Company's allowance for credit losses for the year ended December 31, 1995 and for the years ended December 31, 1994, 1993, 1992, and 1991:

                                                                         December 31,
                                                                         ------------
                                            1995             1994             1993             1992              1991
                                       ------------     ------------     ------------     ------------     ------------
Beginning balance ..................   $    697,948     $    401,227     $    324,728     $    343,206     $    276,473
                                       ------------     ------------     ------------     ------------     ------------
Charge-offs:
  Commercial loans .................        (13,151)         (41,537)         (48,681)        (202,777)         (71,000)
  Installment loans ................       (104,295)        (163,669)        (179,713)        (287,113)        (179,140)
  Real estate loans ................           --             (5,350)            --               --               --
  Insurance premium finance ........           --             (1,710)         (19,380)        (182,423)        (231,000)
                                       ------------     ------------     ------------     ------------     ------------
Total charge-offs ..................       (117,446)        (212,266)        (247,774)        (672,313)        (481,140)
                                       ------------     ------------     ------------     ------------     ------------

Recoveries:
  Commercial loans .................          1,012           15,698            1,412           30,081            4,000
  Installment loans ................         37,366           43,070           88,511           89,005           50,000
  Real estate loans ................         13,288             --               --               --             15,373
  Insurance premium finance ........           --              2,488           71,790          235,194           12,000
                                       ------------     ------------     ------------     ------------     ------------
Total recoveries ...................         51,666           61,256          161,713          354,280           81,373
                                       ------------     ------------     ------------     ------------     ------------
Net charge-offs ....................        (65,780)        (151,010)         (86,061)        (318,033)        (399,767)

Bank acquisition ...................         10,759          340,832           71,976             --               --

Provision for credit losses ........         60,000          106,899           90,584          299,555          466,500
                                       ------------     ------------     ------------     ------------     ------------
Ending balance .....................   $    702,927     $    697,948     $    401,227     $    324,728     $    343,206
                                       ============     ============     ============     ============     ============
Period end total loans, net of
  unearned interest ................   $ 67,102,239     $ 64,663,350     $ 31,626,262     $ 19,493,620     $ 19,199,387
                                       ============     ============     ============     ============     ============
Average loans ......................   $ 67,884,258     $ 40,136,926     $ 26,008,833     $ 20,496,380     $ 17,496,528
                                       ============     ============     ============     ============     ============

Ratio of net charge-offs to
  average loans ....................            0.1%             0.4%             0.3%             1.6%             2.3%
                                                ===              ===              ===              ===              ===
Ratio of provision for credit losses
to average loans ...................            0.1%             0.3%             0.4%             1.5%             2.7%
                                                ===              ===              ===              ===              ===
Ratio of allowance for credit losses
to ending total loans ..............            1.1%             1.1%             1.3%             1.7%             1.8%
                                                ===              ===              ===              ===              ===
Ratio of allowance for credit losses
to total nonperforming loans .......          996.1%           574.8%           425.8%           201.1%            74.8%
                                              =====            =====            =====            =====             ====
Ratio of allowance for credit losses
   to total nonperforming assets ...          453.2%           287.5%           311.2%           148.5%            60.5%
                                              =====            =====            =====            =====             ====

          The following table sets forth an allocation of the allowance for credit losses among categories as of December 31, 1995 and 1994. The Company believes that any allocation of the allowance for credit losses into categories lends an appearance of precision which does not exist. The allowance is utilized as a single unallocated allowance available for all loans. The following allocation table should not be interpreted as an indication of the specific amounts or the relative proportion of future charges to the allowance. Such a table is merely a convenient device for assessing the adequacy of the allowance as a whole. The following allocation table has been derived by applying a general allowance to the portfolio as a whole, in addition to specific allowance amounts for internally classified loans. In retrospect, the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current condition. Accordingly, the entire allowance is available to absorb losses in any category.


                                    December 31, 1995              December 31, 1994
                                    -----------------              -----------------
                                         Percent of Allowance            Percent of Allowance
                                            by Category to                   by Category to
                                            Loans, Net of                    Loans, Net of
                                 Amount    Unearned Income        Amount    Unearned Income
                                --------   ---------------       --------   ---------------
Insurance premium
  financing loans ..............$154,644        22.0%            $136,326        19.5%

Commercial loans ............... 179,246        25.5%             181,669        26.0%

Installment loans .............. 222,828        31.7%             224,697        32.2%

Real estate loans .............. 146,209        20.8%             155,256        22.3%
                                --------       -----             --------       -----
        Total ..................$702,927       100.0%            $697,948       100.0%
                                ========       =====             ========       =====

Investment Activities
- ---------------------

          The investment portfolio, which was 21.8% of the Company's earning asset base as of December 31, 1995, is being managed to minimize interest rate risk, maintain sufficient liquidity and maximize return. Investment securities which are classified as held-to-maturity are purchased with the intent and ability of the Company to hold them to maturity as evidenced by the strong capital position of the Company and short maturity of the portfolio. Securities classified as held-to-maturity are carried at historical cost. The Company's financial planning anticipates income streams based on normal maturity and reinvestment. The short duration of the portfolio provides adequate liquidity through normal maturities. Investment securities classified as available-for-sale are purchased with the intent to provide liquidity and to increase returns. The securities classified as available-for-sale are carried at fair value. The Company does not have any securities classified as trading.

          As of December 31, 1995, $13.8 million in investment securities were classified as held-to-maturity and $10.1 million were classified as available-for-sale. On December 8, 1994, the Bank's investment portfolio increased by $14.6 million as a result of the acquisition of the bank in
Whitesboro. The securities added to the investment portfolio through the acquisition increased the size of the investment portfolio by approximately 301%. This large increase resulted in a need to restructure the investment portfolio in an effort to address capital budgeting needs and to address the Bank's investment objectives. During the first quarter of 1995, $4.7 million in available-for-sale securities were sold for gross realized gains of $100 and no gross recognized losses. As of December 31, 1995, proceeds from the maturity of held-to-maturity securities were $2.8 million and the maturity of available-for-sale securities were $2.7 million. Purchases of held-to-maturity securities were $7.0 million and purchases of available-for-sale securities were $7.4 million.

          Prior to the acquisition of the bank in Whitesboro, all investment securities were classified as held-to-maturity with the exception of the Federal Reserve Bank stock which was classified as available-for-sale. During 1994, the Bank's investment portfolio increased by $14.6 million as a result of the acquisition of the bank in Whitesboro. At the time of acquisition, $4.7 million was classified as held-to-maturity and $9.8 million was classified as available-for-sale. As of December 31, 1994, the net unrealized loss on the available-for-sale securities was $4,301. Proceeds from sales of held-to-maturity investment securities during the twelve months ended December 31, 1994 were $500,000. These securities were sold within 90 days of the call date and were expected to be called.

          The amortized cost of the held-to-maturity securities was $9.5 million as compared with their estimated market value of $9.4 million on December 31, 1994. The unrealized loss on the held-to-maturity securities was $189,970 and has not been realized because the Company has the intent and the ability to hold these securities to maturity. The securities within the available-for-sale classification had an amortized cost of $10.0 million and an estimated market value of $10.0 million on December 31, 1994. The unrealized loss in the available-for-sale securities was $4,301 as of December 31, 1994. These unrealized losses are the result of interest rate movements during 1994 and other market forces, and would be realized in part or in whole if some or all of the available-for-sale securities were sold and no changes in the respective market values occurred.

          The mortgage-backed securities held by the Bank include $486,302 fixed rate and no variable rate as held-to-maturity. The held-to-maturity mortgage-backed securities are stated at cost, adjusted for amortization of premiums and accretion of fees and discounts using a method that approximates a level yield. The available-for-sale mortgage-backed securities includes $219,926 fixed rate mortgage-backed securities and no variable rate mortgage-backed securities. The available-for-sale securities are carried at fair value.

          The following tables describe the composition of investments by major category and maturity at December 31, 1995:

                                                  Held-to-     Available-
                                                 Maturity       for-Sale
                                                 --------       --------

       U.S. Treasury notes .................          --     $   497,969
       U.S. Government agencies ............   $ 8,563,315     8,724,930
       State and County Municipal securities     4,730,921       404,257
       Mortgage backed securities ..........       486,302       219,926
       Other investments ...................          --         281,075
                                               -----------   -----------
                          Total ............   $13,780,538   $10,128,157
                                               ===========   ===========

                                                               Maturing or Repricing
                                                               ---------------------
                                                        After 1 Year but       After 5 Years but
                                  Within 1 Year          Within 5 Years         Within 10 Years       Other Securities
                                  -------------          --------------         ---------------       ----------------
                                Amount      Yield       Amount      Yield       Amount      Yield       Amount    Yield
                              ----------    -----     ----------    -----     ----------    -----     ----------  -----
Held-to-Maturity
- ----------------
U.S. Treasury notes
U.S. Government agencies ..   $1,000,000     6.1%     $5,466,274     6.1%     $2,097,041     7.4%           --      --
Municipals ................      335,960     5.4%      1,841,738     6.3%      2,553,223     6.4%           --      --
Mortgage-backed  securities         --        --            --        --            --        --      $  486,302   5.9%
                              ----------    -----     ----------    -----     ----------    -----     ----------  -----
           Total .........   $1,335,960               $7,308,012              $4,650,264              $  486,302
                             ==========               ==========              ==========              ==========

Available-for-Sale
- ------------------

U.S. Treasury notes .......   $  298,813     7.0%     $  199,156     7.6%           --        --            --      --
U.S. Government agencies ..    1,202,414     6.1%      3,480,656     7.8%     $4,041,860     7.0%           --      --
Mortgage-backed securities          --        --            --        --            --        --      $  219,926   7.8%
Federal Reserve Bank stock          --        --            --        --            --        --         261,150   N/A
Municipals ................         --        --            --        --         404,257     4.7%           --      --
Other investments .........         --        --            --        --            --        --          19,925   N/A
                              ----------              ----------              ----------              ----------
            Total .........   $1,501,227              $3,679,812              $4,446,117              $  501,001
                              ==========              ==========              ==========              ==========

Deposit Activities
- ------------------

          Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more), and retirement savings plans. The Company's average balance of total deposits was $96,198,295 for the year ended December 31, 1995, representing an increase of $41,886,584 or 77.1% compared with the average balance of total deposits for the year ended December 31, 1994. The Company's average balance of total deposits was $54,311,711 for the year ended 1994, an increase of $13,136,055 or 31.9% compared with the average balance of total deposits outstanding for 1993 of $41,175,656, an increase of $14,706,499 or 55.6% compared with the average balance of total deposits outstanding for 1992 of $26,469,157. The increases in deposits are due to both acquisitions and internally generated growth.

          The following table sets forth certain information regarding the Bank's average deposits as of December 31, 1995 and 1994:

                                               December 31, 1995                           December 31, 1994
                                               -----------------                           -----------------

                                      Average       Percent      Average        Average        Percent       Average
                                       Amount       of Total    Rate Paid        Amount        of Total       Rate Paid
                                       ------       --------    ---------        ------        --------       ---------
Noninterest-bearing demand
  deposits                          $12,889,281       13.4%         N/A       $ 7,996,860        14.7%         N/A
Interest-bearing demand
  deposits                           23,106,404       24.0%        2.9%        14,680,300        27.0%        1.8%
Savings deposits                      5,329,462        5.5%        2.4%         3,104,155         5.7%        2.5%
Time deposits                        54,873,148       57.1%        5.0%        28,530,396        52.6%        4.0%
                                    -----------      ------        ----       -----------       ------        ----
  Total average deposits            $96,198,295      100.0%        4.4%       $54,311,711       100.0%        3.2%
                                    ===========      ======        ====       ===========       ======        ====

          As of December 31, 1995, non-brokered time deposits over $100,000 represented 14.1% of total deposits, compared with 8.6% of total deposits as of December 31, 1994, 12.9% as of December 31, 1993, and 16.2% as of December 31, 1992. As of December 31, 1995, jumbo certificates of deposits in excess of $100,000 accounted for $15,472,674 of the Bank's deposits. Of this amount, $13,868,982 had a maturity of one year or less. The Bank does not have and does not solicit brokered deposits.

          The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 1995 and 1994:

    Maturity Range              December 31, 1995    December 31, 1994
    --------------              -----------------    -----------------

Three months or less ...........   $ 6,679,584         $ 3,054,111

Three through six months .......     3,368,061           1,562,924

Six through twelve months ......     3,821,337           3,125,847

Over twelve months .............     1,603,692             200,000
                                   -----------         -----------
                           Total   $15,472,674         $ 7,942,882
                                   ===========         ===========

Return on Equity and Assets
- ---------------------------

The following are various ratios for the Company for the year ended December 31, 1995 and the year ended December 31, 1994:

                                     For the Year ended    For the Year Ended
                                        December 31,          December 31,
                                           1995                   1994
                                           ----                   ----
Return on average assets ..............    0.8%                   0.8%

Return on average equity ..............    9.5%                   7.4%

Average equity to
average assets ........................    8.7%                  10.5%

Liquidity
- ---------

          The Bank's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At December 31, 1995, 14.1% of the Bank's interest-bearing liabilities were in the form of time deposits of $100,000 and over. Substantially all of such large deposits were obtained from the Bank's market area, and none were obtained through brokers. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, the Bank's liquidity could be adversely affected. Currently, the maturities of the Bank's large time deposits are spread throughout the year, with 43% maturing in the first quarter of 1996, 22% maturing in the second quarter of 1996, 25% maturing in the second half of 1996, and the remaining 10% maturing thereafter. The Bank monitors those maturities in an effort to minimize any adverse effect on liquidity. The Bank is limited through regulatory commitments from using brokered funds without prior approval.

          The Company raised $1.2 million during 1995, $2.3 million during 1994, $852,000 during 1993, and $779,000 during 1992 through the sale, in registered offerings, private offerings and incentive stock option exercises, of the Company's Common Stock. Management anticipates that future registered and private offerings of the Company's Common Stock may be used to raise additional capital, in connection with acquisitions or if the regulatory capital requirements with which the Bank must comply necessitate the injection of additional capital by the Company into the Bank. Failure to raise such additional capital could adversely impact the growth of the Bank or result in its failure to comply with applicable regulatory capital requirements, which could necessitate a reduction in the volume of assets and deposits of the Bank. Such reductions could adversely affect the Bank's earnings and liquidity. See "Item 1. Business - Supervision and Regulation - Capital Adequacy Guidelines ".

     In the longer term, the liquidity of the Company and its ability to meet its cash obligations will depend substantially on its receipt of dividends from the Bank, which are limited by banking statutes and regulations See "Item 1. Business - Supervision and Regulation".

Capital Resources
- -----------------

          The Company's shareholders' equity at December 31, 1995 was $10.3 million, compared with $8.1 million at December 31, 1994. The growth in equity has been the result of the sale of Common Stock by the Company and the retention of earnings. The Company had consolidated income of $886,886 for the year ended December 31, 1995. There can be no assurance that the Company can continue to operate profitably in the future and failure to operate profitably would have a material adverse effect on the Company.

          The Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier I (core) capital. The remaining one-half (or 4%) may be either in the form of Tier I (core) or Tier II (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier I (core) and the combined amount of Tier I (core) and Tier II (supplementary) capital to risk-weighted assets for the Bank were 10.76% and 11.72%, respectively, at December 31, 1995, and 10.13% and 11.17%, respectively, at December 31, 1994. The Bank is currently, and expects to continue to be, in compliance with these guidelines. See "Item 1.
Business - Supervision and Regulation - Capital Adequacy Guidelines."

          While the Company believes it has sufficient financing for its working capital needs until the end of its 1995 fiscal year, the Company is considering acquiring additional banks. There can be no assurance that the Company's present capital and financing will be sufficient to finance future operations thereafter. If the Company sells additional shares of Common Stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing shareholders. If additional financing becomes necessary, there can be no assurance that such financing can be obtained on satisfactory terms. In this event, the Company could be required to restrict its operations.

          The Board of Governors of the Federal Reserve System ("FRB") has announced a policy sometimes known as the "source of strength doctrine" that requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. The FRB has interpreted this requirement to require that a bank holding company, such as the Company, stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. The FRB has stated that it would generally view a failure to assist a troubled or failing subsidiary bank in these circumstances as an unsound or unsafe banking practice or a violation of Regulation Y or both, justifying a cease and desist order or other enforcement action, particularly if appropriate resources are available to the bank holding company on a reasonable basis. The requirement that a bank holding company, such as the Company, make its assets and resources available to a failing subsidiary bank could have an adverse effect upon the Company and its shareholders.

          The following table sets forth an analysis of the Bank's capital ratios:

                                                                                           Minimum       Well-
                                                                                           Capital    Capitalized
                                                     December 31,                          Ratios        Ratios
                                 --------------------------------------------------------------------------------
                                    1995            1994          1993         1992
                                 ----------      ----------    ----------   ----------
   Tier I risk-based capital     $7,964,000      $6,790,000    $3,821,000   $2,978,000
   Tier II risk-based capital       703,000         698,000       401,000      258,000
   Total capital                  8,667,000       7,488,000     4,222,000    3,236,000
   Risk-weighted assets          73,983,000      67,011,000    33,594,000   20,622,000
   Capital ratios <F1>:
     Tier I risk-based capital       10.76%          10.13%        11.37%       14.44%      4.00%         6.00%
     Tier II risk-based capital      11.72%          11.17%        12.57%       15.69%      8.00%         10.00%
     Leverage ratio                   6.88%           5.56%         9.96%       11.92%      4.00%         5.00%

<F1> As a national  bank,  the Bank is subject  to  certain  minimum  risk-based capital standards established by the OCC.

Accounting Matters
- ------------------

          In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. This Statement is effective for fiscal years beginning after December 15, 1995.

          In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue to use the method of accounting specified in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in this Statement had been applied. This Statement is effective for fiscal years beginning after December 15, 1995.

          Management believes that the adoption of these pronouncements will not have a material impact on the financial statements of the Company.

Impact of Inflation, Changing Prices and Monetary Policies
- ----------------------------------------------------------

          The financial statements and related financial data have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Bank, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the FRB. The FRB implements national monetary policy such as seeking to curb inflation and combat recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing by banks and establishment of reserve requirements against bank deposits. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on the Bank and its results of operations are not predictable.

Related Party Transactions
- --------------------------

          In the ordinary course of business, the Bank has loans, deposits and other transactions with its executive officers and directors and businesses with which such persons are associated. It is the Company's policy that all such transactions are entered into on substantially the same terms as those prevailing at the time for comparable transactions with unrelated third parties. During 1995, the Bank extended loans in the total amount of $105,000 to director-related companies.

Subsequent Events
- -----------------

          On February 28, 1996, the Company completed a primary and secondary offering of its Common Stock. The offering was underwritten by Hoefer & Arnett, Incorporated, a San Francisco investment banking firm. A total of 2,388,759 shares of Common Stock were sold in the offering at a price of $3.75 per share, including 288,759 shares of Common Stock sold as on over-allotment and 174,939 shares of Common Stock held by a shareholder of the Company. The proceeds from this offering were used by the Company to finance the acquisition of First National Bank, Midlothian, Texas, to retire the Company's outstanding bank debt and for general corporate purposes.

     On February 29, 1996 the Company completed the acquisition of First National Bank, Midlothian, Texas ("First National"), through the consolidation of First National and the Bank. In connection with the transaction, the Bank changed its main office to the former main office of First National in Midlothian, Texas, and operates its own former main office in Lufkin, Texas as a branch. With the completion of this acquisition, the Bank has increased its asset size by approximately 42%. As of December 31, 1995, First National had total assets of $51,253,000, and the Bank's total assets as of the same date were $121,262,000. In the transaction, a subsidiary of the Bank was first merged with and into First National's parent holding company, First Midlothian Corporation ("First Midlothian"), pursuant to which merger the shareholders of First Midlothian received cash in exchange for their shares of capital stock of First Midlothian in an amount equal to approximately one hundred fifty percent (150%) of the book value of First National. Immediately following the merger, First National and the Bank consolidated under the charter of the Bank.

     On March 15, 1996, the Bank completed the acquisition of Providers Funding Corporation ("PFC"), a Dallas-based medical claims servicing company. The acquisition was accomplished through the purchase of certain assets and the assumption of certain liabilities of PFC by the Bank. The Bank used cash on hand to fund this purchase. The Bank will operate PFC as a division titled "Providers Funding a division of Surety Bank, N.A." PFC's former president, Barry T. Carroll, has joined the Bank to head up the division.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required to be included in this Item 8 are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company has had no changes in accountants or disagreements with its accountants on accounting and disclosure to report under this Item 9.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1996 annual meeting for the fiscal year ended December 31, 1995, to be filed no later than April 29, 1996.

ITEM 11.      EXECUTIVE COMPENSATION.

              This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1996 annual meeting for the fiscal year ended December 31, 1995, to be filed no later than April 29, 1996.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1996 annual meeting for the fiscal year ended December 31, 1995, to be filed no later than April 29, 1996.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1996 annual meeting for the fiscal year ended December 31, 1995, to be filed no later than April 29, 1996.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of Report.

     1.   Financial Statements                                                    Page
          --------------------                                                    ----

          The  following  financial  statements  of the  Company  required to be included in Item 8 are filed under Item 14 at the page indicated:
          Report of Independent Accountants                                        F-1

          Consolidated Balance Sheets at December 31, 1995 and 1994                F-2

          Consolidated  Statements  of Income for the years ended  December  31,
          1995, 1994 and 1993                                                      F-3

          Consolidated  Statements of  Shareholders'  Equity for the years ended
          December 31, 1995, 1994 and 1993                                         F-4

          Consolidated Statements of Cash Flows for the years ended December 31,
          1995, 1994 and 1993                                                      F-5

          Notes to Consolidated Financial Statements                               F-7

     2.   Financial Statement Schedules
          -----------------------------

          No schedules are required because they are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

     3.   Exhibits
          --------

          2.01 Reorganization Agreement by and between Bancwell Financial Corp.; Dan W. Brent, Jody Pearson and Joe M. Pearson; Texas Bank, N.A.; and Surety Capital Corporation dated July 23, 1992; and Agreement to Merge Bank of East Texas with and into Texas Bank, N.A. under the Charter of Texas Bank, N.A. and under the Title of Texas Bank, N.A., dated July 23, 1992. (4)

          2.02 Reorganization Agreement by and between Newell Bancshares, Inc.; Dan W. Brent, Jody Pearson and Joe M. Pearson; Texas Bank, N.A.; and Surety Capital Corporation dated July 23, 1992; and Agreement to Merge First State Bank with and into Texas Bank, N.A. under the Charter of Texas Bank, N.A. and under the Title of Texas Bank, N.A., dated July 23, 1992. (4)

          2.03 Reorganization Agreement by and between The Farmers Guaranty State Bank of Kennard; Dr. Frank A. Smith, III; Surety Bank,
               National Association; and Surety Capital Corporation, dated February 4, 1994; and Agreement to Merge The Farmers Guaranty State Bank of Kennard with and into Surety Bank, National
               Association   under  the   Charter  of  Surety   Bank,   National
               Association and under the title of Surety Bank, National Association, dated February 4, 1994. (6)

          2.04 Reorganization Agreement by and between First National Bank; Lloyd W. Butts, D. C. Degan, Norman Denton, Murriel Gilbreath, Robert S. Light, and Joe B. Turner, Jr. (the "Shareholders"); Surety Bank, National Association; and Surety Capital Corporation, dated May 24, 1994; and Agreement to Merge between Surety Bank, National Association, First National Bank and joined in by the Shareholders and Surety Capital Corporation, dated May 24, 1994. (7)

          2.05 Reorganization Agreement by and between First Midlothian Corporation; First National Bank; certain individual shareholders and directors of First Midlothian Corporation and First National Bank; Surety Bank, National Association; and Surety Capital Corporation, dated October 17, 1995. (10)

          2.06 Amendment Number One to Reorganization Agreement, dated January 16, 1996. (11)

          2.07 Amendment Number Two to Reorganization Agreement, dated February 29, 1996. (11)

          2.08 Agreement  to Merge SCC  Acquisition,  Inc.  with and into  First
               Midlothian Corporation Under the Charter of First Midlothian Corporation and Under the Title of First Midlothian Corporation between First Midlothian Corporation and SCC Acquisition, Inc., and joined in by Surety Bank, National Association and the directors of First Midlothian Corporation and First National Bank, dated October 17, 1995. (10)

          2.09 Amendment Number One to Agreement to Merge SCC Acquisition, Inc. with and into First Midlothian Corporation Under the Charter of First Midlothian Corporation and Under the Title of First Midlothian Corporation, dated February 29, 1996. (11)

          2.10 Agreement to Consolidate First National Bank and Surety Bank, National Association under the Charter of Surety Bank, National Association and Under the Title of Surety Bank, National Association between Surety Bank, National Association and First National Bank, and joined in by SCC Acquisition, Inc. and Surety Capital Corporation, dated January 16, 1996. (10)

          3.01 Certificate of Incorporation. (1)

          3.02 Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of State on April 8, 1987. (2)

          3.03 Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on April 4, 1988. (3)

          3.04 Certificate of Designations Establishing Series of Shares of Preferred Stock, as filed with the Delaware Secretary of State on April 4, 1988. (3)

          3.05 Certification of Elimination of Series of Shares of Preferred Stock, as filed with the Delaware Secretary of State on January 31, 1992. (5)

          3.06 Certificate of Amendment to the Certificate of Incorporation, as filed with Delaware Secretary of State on June 14, 1993. (6)

          3.07 Form of Common Stock certificate (specimen). (6)

          3.08 Restated Bylaws of the Company. (8)

          10.01 Pledge Agreement by and between Surety Capital Corporation and Overton Bank and Trust, N.A., dated December 9, 1994. (9)

          10.02 Guaranty Agreement entered into by C. Jack Bean with Overton Bank and Trust, N.A. with respect to the repayment by Surety Capital Corporation of loan from Overton Bank and Trust, N.A., dated December 9, 1994. (9)

          10.03 Uniform Commercial Code Financing Statement UCC-1 completed with respect to Overton Bank & Trust, N.A.'s security interest in the Shares of Stock of Surety Bank, National Association owned by Surety Capital Corporation. (9)

          10.04 Promissory Note in the original principal amount of $500,000 with Surety Capital Corporation as borrower and Overton Bank and Trust, N.A. as lender, dated June 23, 1995 with a maturity date of January 23, 1996; and related Security Agreement (Collateral Pledge Agreement) dated June 23, 1995. (10)

          10.05 Surety Capital Corporation 1988 Incentive Stock Option Plan. (5)

          10.06 Form of Change in Control Agreement entered into between Surety Capital Corporation and C. Jack Bean, Bobby W. Hackler and G. M. Heinzelmann, III, dated August 16, 1994. (8)

          10.07 Lease agreement between Precinct Campus, Inc., as landlord, Surety Capital Corporation, as tenant, regarding offices located in Hurst, Texas, dated February 14, 1994. (6)

          10.08 Surety Capital Corporation 1995 Incentive Stock Option Plan. (8)

          10.09 Form of Executive Deferred Compensation Agreements and related Adoption Agreements with Designation of Beneficiaries entered into between Surety Capital Corporation and Bobby W. Hackler and
               G. M. Heinzelmann, III, dated August 15, 1995. (10)

          10.10 Form of Letter Agreements between Surety Capital Corporation and
                Bobby W. Hackler and G. M. Heinzelmann,   regarding  provision
                by Surety Capital Corporation of term life insurance coverage, dated August 15, 1995. (10)

          10.11 Change in Control Agreement entered into between Surety Capital Corporation and B. J. Curley, dated February 9, 1996. *

          10.12 Asset Purchase Agreement by and among Surety Bank, National Association, Surety Capital Corporation, Providers Funding Corporation, and Lawrence C. Blanton, Barry T. Carroll and Bill
                M. Ward; Employment, Non-Competition and Confidentiality Agreement by and between Surety Bank, National Association, Surety Capital Corporation, and Barry T. Carroll;Non-Competition and Confidentiality Agreement by and between Surety Bank, National Association, Surety Capital Corporation, and Lawrence C Blanton;and Non-Competition and Confidentiality Agreement by and between Surety Bank, National Association, Surety Capital Corporation, and Bill M. Ward; all dated March 15, 1996. *

          21    Subsidiaries of the Registrant. *

          23    Consent of Coopers & Lybrand, L.L.P. *

          24   Special Power of Attorney. *

          27   Financial Data Schedule. *

                             NOTES TO EXHIBIT INDEX

(1) Filed with Registration Statement No. 33-1983 on Form S-1 and incorporated by reference herein.

(2) Filed with the Company's Form 10-K dated October 31, 1987 and incorporated by reference herein.

(3) Filed with the Company's Form 10-Q for the quarter ended April 30, 1988 and incorporated by reference herein.

(4) Filed with Registration Statement No. 33-44893 on Form S-3 and incorporated by reference herein.

(5) Filed with the Company's Form 10-K dated December 31, 1991 and incorporated by reference herein.

(6) Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.

(7) Filed with the Company's Form 8-K dated December 8, 1994 and incorporated by reference herein.

(8) Filed with the Company's Form 10-K dated December 31, 1994 and incorporated by reference herein.

(9) Filed with Registration Statement No. 33-89264 on Form S-2 and incorporated by reference herein.

(10) Filed with Registration Statement No. 33-64789 on Form S-1 and incorporated by reference herein.

(11) Filed with the Company's Form 8-K dated February 29, 1996 and incorporated by reference herein.

*    Filed herewith.


(b)  Reports on Form 8-K.
- -------------------------

     On October 13, 1995 the Company filed a current report for Form 8-K with the Securities and Exchange Commission to report that as of the close of business on September 28, 1995 the Company and its subsidiary, Surety Bank, National Association, had consummated the acquisition of certain assets and the assumption of certain liabilities by Surety Bank, National Association relating to the branch of Bank One, Texas, National Association located in Waxahachie, Texas.

(c)  Exhibits Required by Item 601 of Regulation S-K.
- -----------------------------------------------------

     The exhibits listed in Part IV, Item 14(a)(3) of this report, and not incorporated by reference to a separate file, are included after "Signatures," below.

(d)  Financial  Statement  Schedules Required by Regulation S-X. (Included under
     Part IV, Item 14(a)(2)).
- -----------------------------

     All schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           SURETY CAPITAL CORPORATION



Date:  March 28, 1996                  By: /s/ C. Jack Bean
                                           C. Jack Bean, Chairman of the Board


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 28th day of March, 1996.

       Signature                                Capacity
       ---------                                --------

/s/ C. Jack Bean                          Chairman of the Board and Director
C. Jack Bean                              (Principal Executive Officer)

/s/ G. M. Heinzelmann, III                President and Director
G. M. Heinzelmann, III

/s/ Bobby W. Hackler                      Senior Vice President,
Bobby W. Hackler                          Secretary and Director

/s/ B. J. Curley                          Vice President and Chief Financial
B. J. Curley                              Officer (Principal Financial Officer
                                          and Chief Accounting Officer)

*                                         Director
- ----------------
Cullen W. Turner

*                                         Director
- ----------------
Michael L. Milam

*                                         Director
- ----------------
Joseph S. Hardin

*                                         Director
- ----------------
William B. Byrd

*                                         Director
- ----------------
Garrett Morris

*  By: /s/ C. Jack Bean
       C. Jack Bean, as Attorney-in-Fact for each of the persons indicated

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Surety Capital Corporation
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of Surety Capital Corporation as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surety Capital Corporation as of December 31, 1995 and 1994, and the consolidated results of operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, Surety Capital Corporation changed its method of accounting for investment securities and income taxes in 1994 and 1993, respectively.


/s/Coopers & Lybrand, L.L.P.
Fort Worth, Texas
January 22, 1996,  except for the first  paragraph of Note 18, which the date is
     February 28, 1996, the second paragraph of Note 18, which the date is February 29, 1996, and the third paragraph of Note 18, which the date is March 15, 1996

                           SURETY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                                     ASSETS
                                                                                       December 31,        December 31,
                                                                                           1995                1994
                                                                                      ---------------     ----------------
Assets:
      Cash and due from banks                                                             $4,727,018         $  3,929,360
      Federal funds sold                                                                  18,490,000            7,265,000
      Interest bearing deposits in financial institutions                                  1,046,297            1,524,188
      Investment securities
           Available-for-sale                                                             10,128,157            9,963,209
           Held-to-maturity                                                               13,780,538            9,541,045
                                                                                      ---------------     ----------------
                Total investment securities                                               23,908,695           19,504,254

      Loans                                                                               68,991,700           66,170,193
      Less:  Unearned interest                                                           (1,889,461)          (1,506,843)
                Allowance for credit losses                                                (702,927)            (697,948)
                                                                                      ---------------     ----------------
      Net loans                                                                           66,399,312           63,965,402

      Premises and equipment, net                                                          2,775,688            2,393,601
      Accrued interest receivable                                                            781,031              623,737
      Other real estate and repossessed assets                                                85,528              121,359
      Other assets                                                                           467,147              451,891
      Excess of cost over fair value of net assets acquired, net of accumulated amortization of $359,572 and $175,240 at
        December 31, 1995 and 1994, respectively                                           2,658,557            2,515,519
                                                                                      ---------------     ----------------
            Total assets                                                                $121,339,273         $102,294,311
                                                                                      ===============     ================
Liabilities and shareholders equity:
      Demand deposits                                                                    $13,182,888         $ 12,191,183
      Savings, NOW and money markets                                                      30,612,855           29,875,481
      Time deposits, $100,000 and over                                                    15,472,674            7,942,882
      Other time deposits                                                                 50,330,085           42,017,576
                                                                                      ---------------     ----------------
            Total deposits                                                               109,598,502           92,027,122

      Note payable                                                                           375,000            1,750,000
      Accrued interest payable and other liabilities                                       1,071,299              451,508
                                                                                      ---------------     ----------------
            Total liabilities                                                            111,044,801           94,228,630
                                                                                      ---------------     ----------------

Commitments and contingent liabilities (Notes 9 & 14)

Shareholders' equity:
       Preferred stock, $.01 par value, 20,000,000 shares  authorized,
          none issued at December 31, 1995 and 1994                                                -                    -
      Common stock, $.01 par value, 20,000,000 shares authorized,
        3,516,595 and 3,040,829 shares issued at December 31, 1995 and
        1994, respectively, and 3,506,429 and 3,040,829 outstanding at
        December 31, 1995 and 1994, respectively                                              35,166               30,408
      Additional paid-in capital                                                           9,356,469            8,113,214
      Retained earnings/(deficit)                                                            811,784             (75,102)
      Treasury stock, 10,166 shares carried at cost                                         (50,830)                    -
      Unrealized gain/(loss) on available-for-sale securities, net of tax                    141,883              (2,839)
                                                                                      ---------------     ----------------
            Total shareholders' equity                                                    10,294,472            8,065,681
                                                                                      ---------------     ----------------
            Total liabilities and shareholders' equity                                  $121,339,273         $102,294,311
                                                                                      ===============     ================

The accompanying notes are an integral part of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              for the years ended December 31, 1995, 1994 and 1993


                                                                           1995             1994             1993
                                                                       -------------    -------------    -------------
Interest income:
  Commercial and real estate loans                                     $  3,664,124     $  1,422,911     $  1,034,793
  Consumer loans                                                          1,198,632        1,059,188          966,458
  Insurance premium financing                                             2,739,060        2,172,038        1,302,854
  Federal funds sold                                                        657,809          302,621          162,830
  Investment securities
    Taxable                                                                 905,046          338,286          507,273
    Tax-exempt                                                              268,702           23,792                -
  Interest bearing deposits                                                 101,408           68,173           20,853
                                                                       -------------    -------------    -------------
      Total interest income                                               9,534,781        5,387,009        3,995,061
                                                                       -------------    -------------    -------------

Interest expense:
  Savings, NOW and money market                                             805,514          353,123          306,899
  Time deposits, $100,000 and over                                          792,098          362,700          198,151
  Other time deposits                                                     1,957,288          760,833          618,534
  Other interest expense                                                    122,579           11,075                -
                                                                       -------------    -------------    -------------
      Total interest expense                                              3,677,479        1,487,731        1,123,584
                                                                       -------------    -------------    -------------

        Net interest income before provision for credit losses            5,857,302        3,899,278        2,871,477

Provision for credit losses                                                  60,000          106,899           90,584
                                                                       -------------    -------------    -------------

        Net interest income                                               5,797,302        3,792,379        2,780,893
                                                                       -------------    -------------    -------------

Noninterest income                                                        1,419,067        1,160,007        1,181,808
                                                                       -------------    -------------    -------------

Noninterest expense:
  Salaries and employee benefits                                          2,923,118        2,201,188        1,715,952
  Occupancy and equipment                                                   907,286          669,936          495,055
  General and administrative                                              2,048,148        1,590,814        1,380,971
                                                                       -------------    -------------    -------------
      Total noninterest expense                                           5,878,552        4,461,938        3,591,978
                                                                       -------------    -------------    -------------

        Income before income taxes                                        1,337,817          490,448          370,723

Income tax expenses:
    Current                                                                 263,007           36,697
    Deferred                                                                187,924          (19,009)
                                                                       -------------    -------------    -------------

      Net income                                                           $886,886        $ 472,760       $  370,723
                                                                       =============    =============    =============

Net income per share of common stock                                           $.27             $.20             $.19
                                                                       =============    =============    =============
Weighted average shares outstanding                                       3,279,448        2,393,841        2,001,689
                                                                       =============    =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              for the years ended December 31, 1995, 1994 and 1993


                                                                                                    Unrealized
                                                                                                       Gain/
                                                                       Accumulate                    (Loss) on
                                     Common Stock       Additional      Retained                     Available-
                                 ---------------------
                                               Par        Paid-in      Earnings/      Treasury       for-Sale         Total
                                   Shares     Value       Capital      (Deficit)        Stock       Securities       Equity
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------
Balance at December 31, 1992     $1,981,447   $19,814    $4,957,133     $(918,585)              -              -    $4,058,362

Sale of common stock                292,040     2,920       848,983                                                    851,903

Net income                                                                 370,723                                     370,723
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------

Balance at December 31, 1993      2,273,487    22,734     5,806,116      (547,862)              -              -     5,280,988

Sale of Common Stock                767,342     7,674     2,307,098                                                  2,314,772

Net Income                                                                 472,760                                     472,760

Unrealized loss on available-
   for-sale securities, net of
   income taxes                                                                                         $(2,839)       (2,839)
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------

Balance at December 31, 1994      3,040,829    30,408     8,113,214       (75,102)              -        (2,839)     8,065,681
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------

Sale of Common Stock                459,500     4,595     1,192,587                                                  1,197,182

Purchase of Treasury Stock                                                              $(50,830)                     (50,830)

Net Income                                                                 886,886                                     886,886

Exercise of stock options            16,266       163        50,668                                                     50,831

Change in unrealized
gain/(losses)
   on available-for-sale
securities,
   net of income taxes                                                                                   144,722       144,722
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------

 Balance at December 31, 1995     3,516,595   $35,166    $9,356,469       $811,784      $(50,830)       $141,883   $10,294,472
                                 =========== =========  ============  ============= ============== ==============  ============





The accompanying notes are an integral part of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1995, 1994 and 1993

                                                                                      December 31,
                                                                 --------------------------------------------------------
                                                                       1995                1994               1993
                                                                 -----------------    ---------------    ----------------
Cash flows from operating activities:
   Net income                                                            $886,886           $472,760            $370,723
   Adjustments to reconcile net income to net
       cash provided by operating activities:
           Provision for credit losses                                     60,000            106,899              90,584
           Provision for depreciation                                     500,725            330,644             211,934
           Amortization of intangible assets                              184,332             51,201              35,567
           Gain on sale or disposal of assets                             (8,477)           (15,508)            (99,049)
           Net increase in unearned interest on loans                     382,618            136,614             162,760
           Net increase in other assets                                 (353,503)          (220,707)             216,152
           Net increase (decrease) in accrued interest payable
              an other liabilities                                        411,209          (122,438)             (2,424)
                                                                 -----------------    ---------------    ----------------

                    Net cash provided by operating activities           2,063,790            739,465             986,247
                                                                 -----------------    ---------------    ----------------

Cash flows from investing activities:
   Net increase in loans                                              (1,486,861)        (7,760,672)         (8,611,152)
   Payments received on purchased medical claims receivables           15,716,784         12,290,141          11,585,316
   Purchases of medical claims receivables                           (16,688,775)       (11,229,044)        (12,564,026)
   Purchases of available-for-sale securities                         (7,356,633)
   Proceeds from sales of available-for-sale securities                 4,736,638
   Proceeds from maturities of available-for-sale securities            2,670,121            169,971
   Purchases of held-to-maturity securities                           (7,048,483)          (316,276)
   Proceeds from maturities of held-to-maturity securities              2,808,990          4,556,981           2,799,980
   Purchases of interest bearing deposits in financial                   (99,081)            500,000           6,084,844
institutions
   Proceeds from maturities of interest bearing deposits in
      financial institutions                                              576,972            712,743
   Purchases of investment securities                                                                        (3,532,926)
   Purchases of bank premises and equipment                             (609,135)          (420,487)           (560,529)
   Proceeds from sales of bank premises and equipment                     513,208             16,308
   Direct cost incurred for bank acquisition                             (48,858)          (115,039)
   Net cash acquired through purchase of bank                          15,418,983          2,624,200           1,441,254
                                                                 -----------------    ---------------    ----------------

            Net cash provided by (used in) investing activities         9,103,870          1,028,826         (3,357,239)
                                                                 -----------------    ---------------    ----------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                  1,032,815        (1,525,190)         (1,298,634)
   Proceeds from issuance of note payable                                                  1,750,000
   Principal payments on notes payable                                (1,375,000)
   Payments to purchase of treasury stock                                (50,830)
   Proceeds from the sale of stock                                      1,248,013          2,314,772             851,903
                                                                 -----------------    ---------------    ----------------

            Net cash provided by (used in) financing activities           854,998          2,539,582           (446,731)
                                                                 -----------------    ---------------    ----------------

Net increase in cash                                                   12,022,658          4,307,873         (2,817,723)

Beginning cash and cash equivalents                                    11,194,360          6,886,487           9,704,210
                                                                 -----------------    ---------------    ----------------

Ending cash and cash equivalents                                      $23,217,018        $11,194,360          $6,886,487
                                                                 =================    ===============    ================

The accompanying notes are an integral part of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1995, 1994 and 1993

                                                                                    December 31,
                                                               --------------------------------------------------------
                                                                     1995                1994                1993
                                                               ------------------   ----------------    ---------------
Supplemental disclosure:
   Cash paid during the period for interest                           $3,421,225         $1,339,223         $1,074,507
   Cash paid during the period for federal income taxes                  $22,733            $12,000                  -

Supplemental schedule of noncash investing and financing activities:
       Transfers of Repossessed collateral to other assets              $457,483           $241,189           $149,991
       Additions to loans to facilitate the sale of OREO
       and other assets                                                                    $162,385

Supplemental schedule of investing activities:

   Interest bearing deposits in financial institutions                                 $  1,588,931       $    198,000
   Investment securities                                                                 16,196,901         13,335,164
   Net loans                                                      $      875,159         26,363,109          2,869,616
   Premises and equipment, net                                           273,677            999,713             92,972
   Other assets                                                            6,569            474,002            152,533
   Excess of cost over fair value of net assets acquired                 102,507          2,124,132             61,308
   Deposits                                                         (16,538,565)       (49,956,393)       (18,054,279)
   Other liabilities                                                   (138,330)          (414,595)           (96,568)
                                                               ------------------   ----------------    ---------------

Net cash acquired through purchase of banks                        $(15,418,983)       $(2,624,200)       $(1,441,254)
                                                               ==================   ================    ===============


The accompanying notes are an integral part of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION:

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Surety Bank, National Association ("Bank"), which was acquired on December 30, 1989 and as of December 31, 1995 was 99% owned by the Company. All significant intercompany accounts and transactions have been eliminated upon consolidation.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Cash and Cash Equivalents
     -------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one day periods.

     Investment Securities
     ---------------------

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement addresses the accounting and reporting for investments in equity securities that have readily determined fair values for all investments in debt securities.

     Management determines the appropriate classification of securities at the time of purchase. If the securities are purchased with the positive intent and the ability to hold the securities until maturity, they are classified as held-to-maturity and carried at historical cost, adjusted for amortization of premiums and accretion of fees and discounts using a method that approximates the interest method. Securities to be held for indefinite periods of time are classified as available-for-sale and carried at fair value. Securities purchased and held principally for the purpose of selling them in the near term are classified as trading. The Company had no securities classified as trading as of December 31, 1995 or 1994. The cost of securities sold is based on the specific identification method.

     Loans and Allowance for Credit Losses
     -------------------------------------

     Loans are stated at the amount of unpaid principal, reduced by unearned interest and an allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged against current earnings. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely. The allowance for credit losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based upon evaluation of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrowers' ability to pay.

     Interest income on insurance premium financing loans and installment loans is recognized by a method which approximates the interest method. Interest income on commercial and real estate loans is accrued daily on the amount of outstanding principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that collection of interest and principal is doubtful. Management evaluates the book value (including accrued interest) and collateral value on loans placed on nonaccrual status and provides specific allowance for credit losses as deemed appropriate.

     -------------------------------------------------

     Certain fees and costs associated with the origination of loans are deferred and recognized over the estimated lives of the related loans as an adjustment to yield.

     Premises and Equipment
     ----------------------

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method at rates sufficient to amortize the cost over the estimated lives of the assets. Expenditures for repairs and maintenance are expensed as incurred, and renewals and betterments that extend the lives of assets are capitalized. Cost and accumulated depreciation are eliminated from the accounts when assets are sold or retired and any resulting gain or loss is reflected in operations in the year of disposition.

     Other Real Estate and Repossessed Assets
     ----------------------------------------

     Foreclosed real estate and other assets are recorded at the lower of the unpaid balance of the related loan or the fair market value of the property. Any write down to fair market value at the date of acquisition is charged against the allowance for credit losses. Any subsequent write downs are reflected in operations.

     Income Per Share
     ----------------

     Net income per share of common stock is computed based upon the weighted average number of shares of common stock outstanding during the years ended December 31, 1995, 1994 and 1993.

     Income Taxes
     ------------

     During 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") whereby the method of accounting for income taxes utilized an asset and liability approach for financial statement purposes. Under SFAS 109, the types of differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities or assets include: allowances for possible credit losses, property and equipment, investment securities and net operating loss carryforwards. The change in accounting did not have an effect on the Company's consolidated financial position or results of operations.

     Purchase Method of Accounting
     -----------------------------

     Net assets acquired in purchase transactions are recorded at their fair value at the date of acquisition. The excess of purchase price over fair value of net assets acquired is amortized on a straight-line basis generally over a 15-year period. The Company continually re-evaluates the propriety of the carrying amount of such intangible assets, as well as their amortization period, to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of the period of benefit. At this time, the Company believes that no significant impairment of such intangible assets has occurred and that no reduction of amortization period is warranted.

     Reclassifications
     -----------------

     Certain balances for the year ended December 31, 1994 and 1993 have been reclassified to conform to the presentation adopted for the year ended December 31, 1995. These reclassifications had no effect on net income, total assets, total liabilities, or shareholders' equity as previously reported.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements
     --------------------------------

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS 121 is effective for fiscal years beginning after December 15, 1995.

     In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Entities electing to remain with the accounting method specified in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. SFAS 123 is effective for fiscal years beginning after December 15, 1995.

     Management believes that the adoption of these pronouncements will not have a material impact on the financial statements of the Company.


3.   ACQUISITIONS:

     First National Bank, Whitesboro, Texas
     --------------------------------------

     On December 8, 1994, Surety Bank acquired First National Bank, a national banking association located in Whitesboro, Texas through the merger of First National Bank with and into Surety Bank. Pursuant to the merger, Surety Bank paid $6,000,000 to the shareholders of First National Bank in exchange for all of the issued and outstanding shares of common stock of First National Bank. The purchase price of $30.00 per share was based on approximately 150% of the book value of First National Bank as of December 31, 1993. As a result of the earnings of First National Bank during the fiscal year 1994, the purchase price of $30.00 per share represented approximately 130% of the book value of First National Bank as of the date of consummation of the merger.

     In connection with the merger, Surety Bank purchased all of the assets and assumed all of the obligations of First National Bank. To finance the merger, Surety Bank received a $4,000,000 capital contribution from the Company. The Company raised $2,169,050 under a limited offering of its shares of common stock, pursuant to which it sold 667,400 shares of common stock at $3.25 per share and the Company obtained a $1,750,000, 90-day note payable to Overton Bank and Trust, N.A. After the note matured on June 7, 1995, the Company reduced the balance of the note to $500,000 and a new note was obtained for the remaining balance with a maturity of January 23, 1996. As of December 31, 1995, the note bore interest at eleven and

3.   ACQUISITIONS CONTINUED:

     one-half percent (11.50%), had a balance of $375,000, and provided for quarterly interest payments and one principal payment at maturity.

     The acquisition has been accounted for as a purchase in the accompanying consolidated financial statements and the assets and liabilities of First National Bank were recorded at their fair values as of November 30, 1994.

     The consolidated results of operations include the operations of First National Bank subsequent to December 1, 1994. The information for the year ended December 31, 1995 and the unaudited pro forma information for the year ended December 31, 1994, presented below, reflect the acquisition of First National Bank, as if it had been acquired as of January 1, 1994. Pro forma adjustments consisting of a provision for income taxes and interest expense have been made to reflect the unaudited pro forma information. Interest expense on short-term debt of $1,750,000 is included as if the short-term debt had been incurred on January 1, 1994.

                                                 Year ended        Year ended
                                                 December 31,      December 31,
                                                    1995              1994
                                                 ----------        ----------
Interest income ................................ $9,534,781        $5,387,009
Net income .....................................    886,886           472,760
Net income per share of common stock ........... $     0.27        $     0.20


     Bank One, Texas, National Association Branch in Waxahachie, Texas
     -----------------------------------------------------------------

     On September 28, 1995, Surety Bank acquired certain assets (principally cash) and assumed certain liabilities (principally customer deposits) relating to one branch of Bank One, Texas, National Association ("Bank One") located in Waxahachie, Texas. Surety Bank financed the acquisition through the use of internally-generated funds.

     At the closing, Surety Bank assumed deposits and other liabilities totaling approximately $16,539,000. In addition, Surety Bank acquired certain small business and consumer loans totaling approximately $875,000, certain real property, furniture and equipment related to the Waxahachie Branch totaling approximately $274,000, and cash and other assets totaling approximately $15,426,000. After paying a deposit premium of two percent (2%) on the deposits assumed totaling approximately $331,000, Surety Bank received approximately $15,419,000 in cash from Bank One as consideration for the net deposit liabilities assumed. The Waxahachie branch and deposits acquired in the acquisition have been incorporated into Surety Bank's existing branch network.

4.   INVESTMENT SECURITIES:

     Investment securities consisted of the following at December 31, 1995 and 1994:

December 31, 1995:                                                         Gross         Gross      Estimated
                                                          Amortized     Unrealized    Unrealized       Fair
                                                             Cost          Gains        Losses         Value
                                                             ----          -----        ------         -----
    AVAILABLE FOR SALE:
      U.S. Treasury ..................................   $   485,991   $    11,978                 $   497,969
     Obligations of other U.S. .......................
       Government agencies and
       corporations ..................................     8,525,194       199,736                   8,724,930
    Mortgage-backed securities .......................       209,529        10,397                     219,926
    State and county municipals ......................       411,394           338         7,475       404,257
    Other investment securities ......................       281,075                                   281,075
                                                         -----------   -----------   -----------   -----------
             Total available-for-sale ................   $ 9,913,183   $   222,449   $     7,475   $10,128,157
                                                         ===========   ===========   ===========   ===========


    HELD-TO-MATURITY:
     U.S. Treasury
     Obligations of other U.S. .......................
       Government agencies and
       corporations ..................................   $ 8,563,315   $    59,020   $     3,882     8,618,453
     Mortgage-backed securities ......................       486,302           325         3,811       482,816
     State and county municipals .....................     4,730,921       245,828                   4,976,749
                                                         -----------   -----------   -----------   -----------

             Total held-to-maturity ..................   $13,780,538   $   305,173   $     7,693   $14,078,018
                                                         ===========   ===========   ===========   ===========




December 31, 1994:                                                         Gross         Gross     Estimated
                                                          Amortized     Unrealized    Unrealized      Fair
                                                             Cost          Gains        Losses        Value
                                                             ----          -----        ------        -----
    AVAILABLE-FOR-SALE:
      U.S. Treasury ..................................   $ 1,964,627                 $     4,854   $ 1,959,773
      Obligations of other U.S. ......................
        Government agencies and
        corporations .................................     7,384,004   $     5,257                   7,389,261
      Mortgage-backed securities .....................       318,104                       4,704       313,400
      Other investment securities ....................       300,775                                   300,775
                                                         -----------   -----------   -----------   -----------

             Total available-for-sale ................   $ 9,967,510   $     5,257   $     9,558   $ 9,963,209
                                                         ===========   ===========   ===========   ===========


    HELD-TO-MATURITY:
      U.S. Treasury ..................................   $ 2,123,659                 $    19,105   $ 2,104,554
      Obligations of other U.S. ......................
        Government agencies and
        corporations .................................     1,000,000                      86,250       913,750
      Mortgage-backed securities .....................     1,668,466                      84,615     1,583,851
      State and county municipals ....................     4,748,920                                 4,748,920
                                                         -----------   -----------   -----------   -----------

             Total held-to-maturity ..................   $ 9,541,045                 $   189,970   $ 9,351,075
                                                         ===========   ===========   ===========   ===========

     The amortized cost and estimated market value of investment securities at December 31, 1995 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                Estimated
December 31, 1995:                                              Amortized         Market
                                                                  Cost            Value
                                                                  ----            -----
AVAILABLE-FOR-SALE:
    Due within one year                                        $1,497,277     $ 1,501,227
    Due after one year through five years                       3,549,969       3,679,812
    Due after five years through ten years                      4,375,333       4,446,117
    Mortgage-backed securities                                    209,529         219,926
    Other securities                                              281,075         281,075
                                                              -----------    ------------
           Total available-for-sale                            $9,913,183     $10,128,157
                                                              ===========    ============

HELD-TO-MATURITY:
    Due within one year                                        $1,335,960     $ 1,345,911
    Due after one year through five years                       7,308,012       7,416,528
    Due after five years through ten years                      4,650,264       4,832,763
    Mortgage-backed securities                                    486,302         482,816
                                                             ------------    ------------

           Total held-to-maturity                             $13,780,538     $14,078,018
                                                             =============   ============

     Proceeds from sales of available-for-sale investment securities during the year ended December 31, 1995 were $4,736,638 with gross recognized gains of $100 and no losses.

     Proceeds from sales of held-to-maturity investment securities during the twelve months ended December 31, 1994 were $500,000 with no recognized gains or losses. These securities were sold within 90 days of the call date and were expected to be called.

     Proceeds from sales of investment securities during the twelve months ended December 31, 1993 were $6,084,844 with gross recognized gains and losses of $93,859 and $3,096, respectively. During the year ended December 31, 1992, there were no sales of investment securities.

     At December 31, 1995 and 1994 the carrying values of Federal Reserve Bank stock were $261,150, and $280,850, respectively. The Federal Reserve Bank stock's market value was estimated to be the same as its carrying value at all dates.

     At December 31, 1995 and 1994, securities with a carrying amount of $10,734,351 and $12,871,040, respectively, were pledged as collateral for public deposits, as required or permitted by law.

     The effect at December 31, 1995 was an increase in stockholders' equity of $144,722 (net of $74,554 of deferred income tax) to reflect the net unrealized holding gain on available-for-sale securities. The effect at December 31, 1994 was a decrease in stockholders' equity of $2,839 (net of $1,462 of deferred income tax) to reflect the net unrealized holding loss on available-for-sale securities. The available-for-sale classification includes securities which were acquired through the acquisition of the First National Bank of Whitesboro, which were marked to market as of the acquisition date at December 8, 1994.

5.   NET LOANS:

     At December 31, 1995 and 1994, the loan portfolio was composed of the following:

                              December 31,    December 31,
                                   1995            1994
                              ------------    ------------
Insurance premium financing   $ 22,409,356    $ 20,931,642
Commercial loans ..........     16,301,840      13,205,698
Installment loans .........     10,645,406      12,029,243
Real estate loans .........     16,281,558      17,297,636
Medical claims receivable .      3,353,540       2,705,974
                              ------------    ------------

       Total gross loans ..     68,991,700      66,170,193

Unearned interest .........     (1,889,461)     (1,506,843)
Allowance for credit losses       (702,927)       (697,948)
                              ------------    ------------

       Net loans ..........   $ 66,399,312    $ 63,965,402
                              ============    ============


     Activity in the allowance for credit losses for years ended December 31, 1995, 1994 and 1993 were as follows:

                                               December 31, December 31, December 31,
                                                   1995         1994         1993
                                               ------------ ------------ ------------
Beginning balance ...........................   $ 697,948    $ 401,227    $ 324,728
Provision for credit losses .................      60,000      106,899       90,584
Bank acquisition ............................      10,759      340,832       71,976
Loans charged off ...........................    (117,446)    (212,266)    (247,774)
Recoveries ..................................      51,666       61,256      161,713
                                                ---------    ---------    ---------

Ending balance ..............................   $ 702,927    $ 697,948    $ 401,227
                                                =========    =========    =========

     Loans on which the accrual of interest has been discontinued amounted to approximately $31,000, $83,000 and $48,000 at December 31, 1995, 1994 and
     1993, respectively. Included in commercial and installment loans at December 31, 1995 and 1994, are approximately $428,000, and $388,000, respectively, of loans to employees, officers, and/or directors, or their interest.

6.   PREMISES AND EQUIPMENT:

     Premises and equipment at December 31, 1995 and 1994 are summarized as follows:

                                          Estimated Useful
                                               Lives           1995            1994
                                          --------------  ------------    -----------
        Building ........................   5 - 30 years     1,397,245      1,183,960
        Furniture, fixtures and computers   3 - 10 years     2,148,112      1,666,434
        Automobiles .....................   3 - 5 years        264,709        225,282
        Leasehold improvements ..........   3 - 5 years         93,840         92,118
                                                           -----------    -----------
                                                             3,903,906      3,167,794

        Less accumulated depreciation ...                   (1,346,747)      (919,309)

        Land ............................                  $   218,529    $   145,116
                                                           -----------    -----------
        Net premises and equipment ......                  $ 2,775,688    $ 2,393,601
                                                           ===========    ===========

7.   SHAREHOLDERS' EQUITY:

     During the year ended December 31, 1995, 459,500 shares of the Company's common stock were sold in a private offering for a total consideration, net of expenses, of $1,197,182. During the twelve months ended December 31, 1994, 767,342 shares of the Company's common stock were sold in private placements for a total consideration, net of expenses, of $2,314,772. During the year ended December 31, 1993, 292,040 shares of the Company's common stock were sold in private placements for total consideration, net of expenses, of $851,903. During the year ended December 31, 1992, 214,385 shares of the Company's common stock were sold in private placements for total consideration, net of expenses, of $779,143.

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

8.   STOCK OPTIONS AND WARRANTS:

     Under the Company's 1988 Incentive Stock Option Plan (the "1988 Plan"), up to 100,000 shares of the Company's common stock have been reserved for issuance to key employees pursuant to the exercise of incentive stock options granted to such key employees under the 1988 Plan. Options granted under the 1988 Plan vest immediately on the date of grant and have a term of five years, subject to earlier termination upon the occurrence of certain events related to termination of employment. All options granted under the 1988 Plan were granted at 100% to 110% of fair market value. No additional options may be granted under the 1988 Plan.

                                       Shares              Price
                                        Under               Per
                                       Option              Share
                                       ------         --------------
Outstanding at December 31, 1992       18,553         $2.34 to $7.22
Granted during 1993 ............       10,000         $5.00 to $5.50
Exercised during 1993 ..........         --
Canceled during 1993 ...........       (1,840)        $         5.94
                                       ------

Outstanding at December 31, 1993       26,713         $2.34 to $7.22
Granted during 1994 ............       10,000         $4.50 to $4.95
Exercised during 1994 ..........         --
Canceled during 1994 ...........       (5,000)        $3.44 to $5.47
                                       ------

Outstanding at December 31, 1994       31,713         $2.34 to $7.22
Granted during 1995 ............       39,769         $         3.13
Exercised during 1995 ..........      (16,266)        $         3.13
Canceled during 1995 ...........         --
                                       ------

Outstanding at December 31, 1995       55,216         $2.34 to $7.22
                                       ======



     During the year ended December 31, 1995, stock options representing 16,266 shares were exercised under grants from an incentive stock option plan at $3.13 per share, such exercise price being not less than market value at the dates the options were granted. No options were exercised during the year ended December 31, 1994 and 1993.

8.   STOCK OPTIONS AND WARRANTS CONTINUED:

     On February 21, 1995 the Board of Directors of the Company adopted the 1995 Incentive Stock Option Plan (the "1995 Plan"), pursuant to which up to 100,000 shares of the Company's common stock have been reserved for issuance to key employees pursuant to the exercise of incentive stock options granted to such key employees under the 1995 Plan. The 1995 Plan was approved by the shareholders of the Company on April 28, 1995. Options granted under the 1995 Plan vest on the date of grant and have a term of ten years, subject to earlier termination upon the occurrence of certain events related to termination of employment. As of December 31, 1995 no options have been granted under the 1995 Plan.

     On April 1, 1994, the Company issued 4 warrants for the purchase of 355,000 shares of the Company's common stock at an exercise price of $4.50 per share. These warrants expired on March 31, 1995. These warrants were issued in connection with the private placement completed in 1993.

     On June 17, 1994, the Company issued 1 warrant for the purchase of 35,500 shares of the Company's common stock at an exercise price of $4.50 per share. This warrant expired on June 16, 1995. This warrant was issued in connection with the private placement completed in 1993.

     As of December 31, 1995, there were no warrants outstanding.

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK:

     The Company's subsidiary Bank is party to financial instruments with off-balance-sheet risk, entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

     The subsidiary Bank's exposure to credit loss in the event of nonperformance by counterparties to loan commitments and letters of credit is represented by the contractual amount of those instruments. The subsidiary Bank uses the same credit policies in making commitments and conditional obligations as are used in underwriting on-balance sheet instruments.

     The total amounts of financial instruments with off-balance sheet risk at December 31, 1995 and 1994 are as follows:

                                               December 31,
                                        --------------------------
                                           1995            1994
                                           ----            ----
Unfunded loan commitments               $3,289,000      $1,833,000
Letters of Credit                          409,000         182,000
Credit card lines                                          339,000

     Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Loans are made in accordance with formal written loan policies. The subsidiary Bank evaluates each customer's credit worthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the subsidiary Bank, upon extension of credit is based on management's evaluation of the counterparty. Collateral held varies, but may include cash, accounts receivable, inventory, property, equipment and real estate.

     The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The subsidiary Bank had certificates of deposit, or other deposit accounts, in the amount of $230,500 and $254,400 at December 31, 1995 and 1994,
     respectively, as collateral supporting those letter of credit commitments for which collateral is deemed necessary. Credit card lines available at December 31, 1994 were collaterialized by deposits held at the Company's subsidiary Bank. There were no credit card lines available at December 31, 1995.

9. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF CREDIT RISK CONTINUED:

     The subsidiary Bank sold $18,490,000, $7,265,000 and $4,450,000 in federal funds at December 31, 1995, 1994 and 1993, respectively. These funds represent uncollateralized loans made by the Bank, in varying amounts, to commercial banks with whom the subsidiary Bank has correspondent relationships. The subsidiary Bank maintains deposits with other financial institutions in amounts which exceed FDIC insurance coverage.

     The subsidiary Bank has geographic concentrations of credit in its three principal trade areas, Grayson County, Angelina County and Tarrant County, Texas. Additionally, the subsidiary Bank has a significant concentration of credit, based upon like collateral, in its insurance premium finance portfolio. Insurance premium finance comprises approximately $21,900,000 or 33% and $20,500,000 or 32% of consolidated total loans net of unearned interest as of December 31, 1995 and 1994, respectively.


10.  RELATED PARTY TRANSACTIONS:

     In the ordinary course of business, loans have been granted to directors and executive officers, employees and their interest. Loans to these related parties total approximately $428,000, and $388,000 as of December 31, 1995 and 1994, respectively.

     The Company has engaged in medical receivables factoring since 1990 with Providers Funding Corporation. Providers Funding Corporation is the sole company which locates medical receivables for the Company and the Company is the sole funding source for Providers Funding Corporation.


11.  NET INCOME PER COMMON SHARE:

     Net income per common share for the year ended December 31, 1995, 1994, and 1993 was based upon 3,279,448, 2,393,841, and 2,001,689, shares of common stock outstanding, respectively. The effects of the exercise of stock options and warrants are not material and have not been considered in the calculation of income per common share.


12.  EMPLOYEE BENEFIT PLAN:

     Effective October 1, 1993, the Company adopted the Surety Bank 401(k) Plan ("Plan"). All full-time employees are eligible for participation. Under the terms of the Plan, eligible employees are allowed to contribute up to 10% of their base pay. The Company contributes amounts equal to 5% of the employee's contribution to a maximum of 5% of the employee's pay, subject to statutory limits. The expense for the Plan for the years ended December 31, 1995, 1994 and 1993 was $18,180, $13,650 and $2,889, respectively.
     Contributions to the plan during 1995, 1994 and 1993 were $35,000, $30,000 and $25,000, respectively.

13.  FEDERAL INCOME TAX:

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 10"). (In accordance with the provisions of SFAS 109, the Company elected not to restate prior years and has determined that the cumulative effect of implementation was not significant. The components of the net deferred asset/(liability) recognized at December 31, 1995 and 1994 are as follows:

                                             December 31,        December 31,
                                                1995                 1994
                                             ----------           ---------
Deferred tax liability:
  Depreciation and amortization              $(299,557)           $(350,066)
  Securities                                   (34,286)             (34,286)
  Deferred loan costs                          (46,819)             (18,700)
  Other                                        (52,750)             (58,604)
  Net unrealized gain on available-for-sale
    investment securities                      (73,091)                  -
                                             ----------           ----------
                                              (506,503)             (461,656)

Deferred tax asset:
  Tax net operating losses                      40,373               163,366
  Depreciation                                  31,620                55,988
  Allowance for credit losses                  145,080               128,080
  Securities                                    50,088               224,238
  Other                                         27,397                25,758
                                             ----------           ----------
                                               294,558               597,430
                                             ----------           ----------
          Net deferred tax asset/(liability)  (211,945)             $135,774
                                             ==========           ==========


     The Company's effective tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

                                             December 31,
                                      -------------------------
                                       1995     1994     1993
                                       ----     ----     ----
U.S. statutory rate (benefit) .......  34.0%    34.0%    34.0%
Other ...............................   1.7       --     (2.9)
Goodwill ............................   4.2       --       --
Valuation allowance .................    --    (33.0)   (31.1)
Tax-exempt interest .................  (6.2)    (1.1)      --
                                       -----   ------   ------
Effective tax rate ..................  33.7%     (.1)%    -0-
                                       =====   ======   ======

     As of December 31, 1995, the Company has a net operating loss carryforward of approximately $118,000 for income tax reporting purposes which expires, if not used, in 2002 through 2004. The utilization of this net operating loss carryforward is limited by Section 382 of the Internal Revenue Code to approximately $15,000 annually until its expiration.

13.  FEDERAL INCOME TAX CONTINUED:

     The comprehensive provision for federal income taxes for the years ended December 31, 1995, 1994 and 1993 consist of the following:

                                                              December 31,
                                                   ---------------------------------
                                                      1995         1994       1993
                                                      ----         ----       ----
Current:
   Federal .....................................   $ 247,359    $  18,430    $  0
   State .......................................      15,648       18,267
                                                   ---------    ---------    -------
                                                     263,007       36,697
                                                   ---------    ---------    -------

Deferred:
   Federal .....................................     187,924      (19,009)
   State
                                                   ---------    ---------    -------
                                                     187,924      (19,009)
                                                   ---------    ---------    -------

Provision for tax expense charged to results
   of operations ...............................     450,931       17,688    $  0
Tax expense charged to goodwill ................      86,706
Tax on unrealized gain on available-for-sale
   securities ..................................      73,092
                                                   ---------    ---------    -------

Comprehensive provision for federal income taxes   $ 610,729    $  17,688    $  0
                                                   =========    =========    =======


14.  OTHER NONINTEREST INCOME AND EXPENSE:

     Other noninterest income for years ended December 31, 1995, 1994 and 1993 was composed of the following:

                                       1995         1994         1993
                                    ----------   ----------   ----------
Noninterest Income:
   Nonsufficient fund charges ...   $  291,954   $  263,315   $  248,890
   Late fee charges .............      501,960      426,476      304,354
   Service charges ..............      220,086      163,336      120,143
   Collection fees ..............      115,478       96,162       71,760
   Credit life insurance ........       75,435       44,402       49,777
   Premium finance servicing ....         --           --        161,310
   Secured credit card annual fee        6,561       15,905       36,968
   Other ........................      207,493      150,411       97,843
   Gain on sale of investment ...          100         --         90,763
                                    ----------   ----------   ----------
     Total ......................   $1,419,067   $1,160,007   $1,181,808
                                    ==========   ==========   ==========

14.  OTHER NONINTEREST INCOME AND EXPENSE CONTINUED:

     Other noninterest expense for the years ended December 31, 1995, 1994 and 1993 was composed of the following:


                                                1995         1994         1993
                                          ----------   ----------   ----------

    General and administrative expense:
       Professional fees ..............   $  416,006   $  315,434   $  362,571
       Office supplies ................      253,542      201,028      165,416
       Travel and entertainment .......       68,987       60,162       62,184
       Telephone ......................      166,858      128,407      103,921
       Advertising ....................      104,499       54,683       60,302
       Postage ........................      230,807      133,887      125,092
       Amortization of intangibles ....      184,332       51,201       35,567
       Dues and subscriptions .........       49,331       54,609       26,707
       Insurance ......................      130,335       97,473       59,882
       Credit cards ...................       19,868       59,573       63,298
       Bank service charge ............       57,196       25,808       29,018
       FDIC assessment ................      123,310      133,112       71,003
       Credit reports .................       40,105       17,714       48,495
       Other ..........................      202,972      257,723      167,515
                                          ----------   ----------   ----------

                                          $2,048,148   $1,590,814   $1,380,971
                                          ==========   ==========   ==========

15.  COMMITMENTS AND CONTINGENCIES:

     As of December 31, 1995 the Company leased its office space in Hurst, Texas under a noncancellable operating lease. The lease expires December 31, 1999. Future minimum lease payments are as follows:

                                 1996   $109,324
                                 1997    114,253
                                 1998    114,253
                                 1999    119,181
                                        --------
                                Total   $457,011
                                        ========


     Rent expense was $94,713 for the year ended December 31, 1995, $83,062 for the year ended December 31, 1994 and $56,982 for the year ended December 31, 1993.

     The Company adopted an agreement which compensates certain executive officers at a rate of three times their annual salary for a change in control of approximately 20%.

     The Bank is a defendant in two related cases: Tennessee Ex Rel. Douglas Sizemore, Commissioner of Commerce and Insurance for the State of Tennessee, et al. vs. Surety Bank, N.A., filed in June 1995 in the Federal District Court for the Northern District of Texas, Dallas, Division (the "Anchorage Case"), and United Shortline Inc. Assurance Services, N.A. et al. vs. MacGregor General Insurance Company, Ltd., et al., now pending in the 141st Judicial District Court of Tarrant County, Texas (the "MacGregor Case").

15.  COMMITMENTS AND CONTINGENCIES CONTINUED:

     The claimant in the Anchorage Case is a liquidator (the "Liquidator"), the Tennessee Commissioner of Commerce and Insurance, appointed by the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, to liquidate Anchorage Fire and Casualty Insurance Company ("Anchorage"). The Liquidator seeks to recover compensatory and punitive damages on various alleged causes of action, including violation of orders issued by a Tennessee court, fraudulent and preferential transfers, common law conversion, fraud, negligence, and bad faith, all of which are based on the same underlying facts and course of conduct.

     The plaintiff in the MacGregor Case, United Shortline Inc. Assurance Services, N.A. ("United Shortline"), is the holder of a Florida judgment against MacGregor General Insurance Company, Ltd. ("MacGregor") and seeks to recover funds allegedly belonging to MacGregor which were held by the Bank. Both cases arise out of the Bank's alleged exercise of control over funds held in accounts at the Bank under agreements with Anchorage and MacGregor. The exercise of control included the setoff of approximately $570,000, and the interpleader, in the MacGregor Case, of approximately $600,000. The Bank asserts that it had a right to exercise control over the funds, in the first instance under contractual agreements between the Bank and the respective insurance companies or the Bank and the policy holders, and in the second instance in order to protect the Bank against the possibility of inconsistent orders regarding the same funds. The Liquidator also seeks to recover funds allegedly transferred from Anchorage/MacGregor accounts at the Bank during an approximate four month period in 1993, which exceed $2.6 million in the aggregate. The Bank believes that the claims lack merit and intends to defend the cases vigorously.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values. The fair values of other loans are estimated using discounted cash flow analysis, which utilize interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

     The fair values of noninterest and interest-bearing demand deposits are, by definition, equal to the amount payable on demand, i.e., their carrying amount. The fair values of interest-bearing time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of similar maturities.

     The carrying amounts for cash and due from banks, federal funds sold, accrued interest receivable, notes payable and accrued interest payable approximate the fair values of such assets and liabilities.

     Fair values for the Company's off-balance sheet instruments, which consist of lending commitments and standby letters of credit, are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. Management believes the value of these off-balance sheet instruments are not materially different from the commitment amount.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS CONTINUED:

                                            At December 31, 1995
                                           -----------------------
                                           Carrying     Estimated
                                            Amount      Fair Value
                                            ------      ----------
                                               (in Thousands)
Financial Assets:
   Cash and interest bearing liabilities   $  5,773      $  5,773
   Federal funds sold                        18,490        18,490
   Available-for-sale securities             10,128        10,128
   Held-to-maturity securities               13,781        14,078
   Loans receivable                          66,399        66,499
   Accrued interest receivable                  781           781


Financial Liabilities:
   Noninterest bearing deposits              13,183        13,183
   Interest bearing deposits                 96,416        96,444
   Other short-term borrowings                  375           375
   Accrued interest payable                     520           520

   Off-balance sheet instruments              3,698            37

17.  PARENT COMPANY FINANCIAL INFORMATION:


                          Condensed Parent Company Only
                             Statements of Condition
                        as of December 31, 1995 and 1994


                                                                             December 31,    December 31,
                                                                                  1995           1994
                                                                             ------------    ------------
Assets:
   Cash ..................................................................   $     59,525    $    324,658
   Interest bearing deposits in financial institutions ...................           --              --
   Receivable from subsidiary ............................................         67,998         242,493
   Investment in Subsidiary, at equity ...................................     10,493,698       9,211,212
   Other assets ..........................................................        107,057          51,232
                                                                             ------------    ------------
      Total assets .......................................................   $ 10,728,278    $  9,829,595
                                                                             ============    ============

Liabilities:
   Note payable ..........................................................   $    375,000    $  1,750,000
   Accrued liabilities ...................................................         58,806          13,914
                                                                             ------------    ------------
      Total liabilities ..................................................        433,806       1,763,914
                                                                             ------------    ------------
Shareholders' equity:
   Common stock ..........................................................         35,166          30,408
   Additional paid-in capital ............................................      9,356,469       8,113,214
   Retained earnings (deficit) ...........................................        811,784         (75,102)
   Treasury stock ........................................................        (50,830)           --
   Unrealized gain (loss) on available-for-sale securities ...............        141,883          (2,839)
                                                                             ------------    ------------
      Total shareholders' equity .........................................     10,294,472       8,065,681
                                                                             ------------    ------------
         Total liabilities and  shareholders' equity .....................   $ 10,728,278    $  9,829,595
                                                                             ============    ============

                          Condensed Parent Company Only
                              Statements of Income
              for the years ended December 31, 1995, 1994 and 1993


                                                                    December 31,
                                                     -----------------------------------------
                                                         1995           1994           1993
                                                     -----------    -----------    -----------
Interest income .................................... $     7,395    $    24,685    $    12,813
Interest expense ...................................    (122,579)       (11,075)
                                                     -----------    -----------    -----------
   Net interest income (expense) before
      provision for loan loss ......................    (115,184)        13,610         12,813
Recovery on loan loss ..............................                      3,101         64,416
                                                     -----------    -----------    -----------
   Net interest income .............................    (115,184)        16,711         77,229
Noninterest expense ................................    (230,252)      (207,473)      (255,999)
Equity in net income of subsidiary .................   1,140,603        390,797        549,493
                                                     -----------    -----------    -----------
      Net income before income taxes ...............     795,167        200,035        370,723
Income tax expense (benefit):
   Current .........................................    (120,612)      (242,493)
   Deferred ........................................      28,893        (30,232)
                                                     -----------    -----------    -----------
      Net income ....................................$   886,886    $   472,760    $   370,723
                                                     ===========    ===========    ===========


                          Condensed Parent Company Only
                            Statements of Cash Flows
              for the years ended December 31, 1995, 1994 and 1993

                                                                           December 31,
                                                            -----------------------------------------
                                                                1995           1994           1993
                                                            -----------    -----------    -----------
Cash flows from operating activities:
  Net income ............................................   $   886,886    $   472,760    $   370,723
  Adjustments to reconcile net income to
    net cash used in operating activities:
       Net increase in receivable from subsidiary .......       (64,507)      (242,493)
       Equity in net income of subsidiary ...............    (1,159,784)      (393,636)      (549,493)
       Net decreae (increase) in deferred tax asset .....        30,232        (30,232)
       Recovery on credit losses ........................                                     (64,416)
       Net increase in other assets .....................      (114,950)       (21,000)
       Net increase in federal income tax payable .......       289,915
       Net increase in accrued liabilities ..............        44,892         13,914
                                                            -----------    -----------    -----------
         Net cash provided (used) in operating activities       (87,316)      (200,687)      (243,186)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from the maturity of interest ...............                      450,000         50,000
   Investment in subsidiary .............................                   (5,000,000)
   Net decrease in loans ................................                                     207,582
   Direct cost incurred for bank acquisitions ...........                                      71,935
                                                            -----------    -----------    -----------
         Net cash (used) provided in investing activities                   (4,550,000)       329,517
                                                            -----------    -----------    -----------


Cash flows from financing activities:
   Sale of common stock .................................     1,248,013      2,314,772        851,903
   Advances for short-term debt .........................                    1,750,000
   Payments on borrowings ...............................    (1,375,000)
   Purchase of treasury stock ...........................       (50,830)
                                                            -----------    -----------    -----------
         Net cash provided in financing activities ......      (177,817)     4,064,772        851,903

Net (decrease) increase in cash .........................      (265,133)      (685,915)       938,234
Beginning cash and cash equivalents .....................       324,658      1,010,573         72,339
                                                            -----------    -----------    -----------
Ending cash and cash equivalents ........................   $    59,525    $   324,658    $ 1,010,573
                                                            ===========    ===========    ===========

18.  SUBSEQUENT EVENTS:

     On February 28, 1996, the Company completed a primary and secondary offering of its Common Stock. The offering was underwritten by Hoefer & Arnett, Incorporated, a San Francisco investment banking firm. A total of 2,388,759 shares of Common Stock were sold in the offering at a price of $3.75 per share, including 288,759 shares of Common Stock sold as on over-allotment and 174,939 shares of Common Stock held by a shareholder of the Company. The proceeds from this offering were used by the Company to finance the acquisition of First National Bank, Midlothian, Texas, to retire the Company's outstanding bank debt and for general corporate purposes.

     On February 29, 1996 the Company completed the acquisition of First National Bank, Midlothian, Texas ("First National"), through the consolidation of First National and the Bank. In connection with the transaction, the Bank changed its main office to the former main office of First National in Midlothian, Texas, and operates its own former main office in Lufkin, Texas as a branch. With the completion of this acquisition, the Bank has increased its asset size by approximately 42%. As of December 31, 1995, First National had total assets of $51,253,000, and the Bank's total assets as of the same date were $121,262,000. In the transaction, a subsidiary of the Bank was first merged with and into First National's parent holding company, First Midlothian Corporation ("First Midlothian"), pursuant to which merger the shareholders of First Midlothian received cash in exchange for their shares of capital stock of First
     Midlothian in an amount equal to approximately one hundred and fifty percent (150%) of the book value of First National. Immediately following the merger, First National and the Bank consolidated under the charter of the Bank.

     On March 15, 1996, the Bank completed the acquisition of Providers Funding Corporation ("PFC"), a Dallas-based medical claims servicing company. The acquisition was accomplished through the purchase of certain assets and the assumption of certain liabilities of PFC by the Bank. The Bank used cash on hand to fund this purchase. The Bank will operate PFC as a division titled "Providers Funding a division of Surety Bank, N.A".

                                  EXHIBIT INDEX


EXHIBIT


10.11 Change in Control Agreement entered into between Surety Capital Corporation and B.J. Curley, Dated February 9, 1996

10.12 Asset Purchase Agreement by and among Surety Bank, National Association, Surety Capital Corporation, Providers Funding Corporation, and Lawrence C. Blanton, Barry T. Carroll and Bill M. Ward; Employment, Non-Competition and Confidentiality Agreement by and between Surety Bank, National Association, Surety Capital Corporation, and Lawrence C. Blanton; and Non-Competition and Confidentiality Agreement by and between Surety Bank, National Association, Surety Capital Corporation, and Bill M. Ward; all dated March 15, 1996.

21           Subsidiaries of the Company.

23           Consent of Coopers & Lybrand, L.L.P.

24           Power of Attorney.

27           Financial Data Schedule.

                                                              EXHIBIT 10.11


                           SURETY CAPITAL CORPORATION
                       1845 Precinct Line Road, Suite 100
                               Hurst, Texas 76054


                           CHANGE IN CONTROL AGREEMENT


                                February 9, 1996


Mr. B. J. Curley
1765 Northridge
Hurst, Texas  76054

Dear Bud:

         Surety Capital Corporation (the "Company") considers it essential to the best interests of the Company and its stockholders to foster the continued employment of key management personnel. In this connection, the Board of Directors of the Company (the "Board") recognizes that the possibility of a Change in Control of the Company (defined below) exists and that such possibility, and the uncertainty and questions which it necessarily raises among management, may result in the departure or distraction of management personnel to the detriment of the Company and its stockholders in a period when their undivided attention and commitment to the best interests of the Company and its stockholders are particularly important.

         Accordingly, the Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Company's management, including yourself, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a Change in Control of the Company.

         In order to induce you to remain in the employ of the Company, the Company agrees that you shall receive the benefits set forth in this letter agreement ("Agreement") in the event of a Change in Control of the Company under the circumstances described below.


1. DEFINITIONS. For purposes of this Agreement, the following terms shall have the meanings set forth below:

     (a) "Cause" shall mean any act that is materially adverse to the best interests of the Company and constitutes, on your part, common law fraud, a felony or other gross malfeasance of duty.

     (b) A "Change in Control of the Company" shall be deemed to have occurred if (A) any "person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, the "Exchange Act"), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty percent (20%) or more of the combined voting power of the Company's then outstanding voting securities; or (B) during any period of two (2) consecutive years during the term of this Agreement, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds (2/3rds) of the directors then in office who were directors at the beginning of the period.

                               Exhibit 10.11 - 1

     (c) "Change in Control Payment" shall mean either the Lump Sum Payment or the Stock Payment provided for in Section 3(c) or (d) of this Agreement.

     (d) "Common Stock" shall mean the common stock, $0.01 par value, of the Company.

     (e) "Date of Termination" shall mean the last day of employment as stated in the Notice of Termination.

     (f)  "Good Reason" shall mean:

          (1) a material reduction of your duties, responsibilities and status with the Company as they existed immediately before the effective date of a Change in Control of the Company;

          (2) a reduction of your base salary from that in effect immediately before the effective date of a Change in Control of the Company; or

          (3) your relocation to offices of the Company more that thirty (30) miles from your office location immediately before the effective date of a Change in Control of the Company.

     (g) "Lump Sum Payment" shall have the meaning set forth in Section 3(c) of this Agreement.

     (h) "Market Value of the Common Stock" shall mean: (A) if the Common Stock is listed on a national securities exchange or quoted on the NASDAQ National Market System, the closing price of the Common Stock on the relevant date, as reported on the composite tape or by NASDAQ/NMS System Statistics, as the case may be; (B) if the Common Stock is not listed on a national securities exchange or quoted on the NASDAQ National Market System, but is traded in the over-the-counter market, the average of the bid and asked prices for the Common Stock on the relevant date, or the most recent preceding day for which such quotations are reported by NASDAQ; and (C) if the fair market value of the Common Stock cannot be determined pursuant to clause (A) or (B) above, such price as the Board shall in good faith determine.

                               Exhibit 10.11 - 2

     (i) "Notice of Termination" shall have the meaning set forth in Section 3(b) of this Agreement.

     (j) "Stock Payment" shall have the meaning set forth in Section 3(d) of this Agreement.

2. TERM OF AGREEMENT. This Agreement shall commence on the date hereof and shall continue in effect through September 1, 1997; provided, however, that commencing on September 1, 1997, and the first day of each September thereafter, the term of this Agreement shall automatically be extended for one (1) additional year unless, not later than December 31 of the preceding year, the Company shall have given notice to you that it does not wish to extend this Agreement; provided, further, that notwithstanding any such notice by the Company not to extend, if a Change in Control of the Company shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect until all payments, if any, required to be made by the Company or otherwise to you under this Agreement shall have been paid in full.

3.   Compensation Following Change of Control.

     (a) Change in Control Payment. Subject to the terms and conditions of this Agreement, if, during the period commencing on the effective date of a Change in Control of the Company and ending two (2) years thereafter:

          (1) your employment with the Company is terminated by the Company for any reason other than for Cause; or

          (2) you terminate your employment with the Company with Good Reason, you shall be entitled to receive from the Company (or its successor, as the case may be) a Change in Control Payment which, at your election, shall be in either the form of a Lump Sum Payment or a Stock Payment, as provided in Section 3(c) or (d), below.

     (b) Notice of Termination. Any termination of your employment by the Company or by you shall be communicated by written notice to the other party ("Notice of Termination"). The Notice of Termination shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for the termination of your employment, together with the Date of Termination (subject to the other party selecting an earlier Date of Termination in accordance with this Agreement, in which event such earlier date shall control).

                               Exhibit 10.11 - 3

     (c) Lump Sum Payment. The Lump Sum Payment shall consist of a certified check in an amount equal to your annual base salary rate (but excluding all other compensation, including bonuses and fringe benefits) in effect immediately before the effective date of the Change in Control of the Company, multiplied by three (3). The Lump Sum Payment shall be reduced by any deductions or withholdings required under applicable law.

     (d) Stock Payment. The Stock Payment shall consist of shares of Common Stock of the Company in an amount equal to the result obtained by dividing the Lump Sum Payment by the Market Value of the Common Stock on the effective date of the Change in Control of the Company, rounded to the nearest whole share.

     (e) Election. Within thirty (30) days after the Date of Termination following the effective date of a Change in Control of the Company, you shall notify the Company in writing of your election to receive the Change in Control Payment in either the form of a Lump Sum Payment or a Stock Payment. Within ten (10) days following receipt of such notice, the Company shall issue and deliver to you, or your designee or other legal representative, either a certified check payable to you in the amount of the Lump Sum Payment or stock certificate(s) evidencing the Common Stock subject to the Stock Payment, as the case may be.

     (f) Other Compensation and Benefits. The Change in Control Payment shall be in addition to your base salary through the Date of Termination at the rate in effect as of the Date of Termination and any other payments you would otherwise be entitled to receive from the Company as a result of the termination of your employment, including any benefits payable under any employee benefit plan then in effect. The Company shall also pay to you all legal fees and expenses incurred by you in seeking to obtain or enforce any right or benefit provided by this Agreement.

     (g) Nature of Change in Control Payment. The benefits payable to you under this Agreement shall be considered severance pay in consideration of your past service and your continued service after the date this Agreement. You shall not be required to mitigate the amount of any payment provided for in this Section 3 by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in this Section 3 be reduced by any compensation earned by you as the result of employment by another employer or by retirement benefits after the date of termination, or otherwise.

4.   ADDITIONAL REQUIREMENTS WITH RESPECT TO THE STOCK PAYMENT.

     (a) All stock certificates representing any shares of Common Stock subject to the Stock Payment shall have endorsed thereon the following legends:

                               Exhibit 10.11 - 4

          (1) "THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THEY MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SECURITIES UNDER SAID ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE CORPORATION THAT SUCH REGISTRATION IS NOT REQUIRED."

          (2) Any legend required to be placed thereon by the Delaware Secretary of State or required by applicable blue sky laws of any state.

     (b) Registration Statement; Warranties and Representations. The Company agrees to use its reasonable best efforts to register the Common Stock you receive under the Securities Act of 1933, as amended, on a Form S-8 registration statement, or other appropriate form of registration statement. For these purposes, the Company shall be considered to have used its reasonable best efforts if the registration occurs within one hundred twenty (120) days after the election under Section 3(e). If for any reason the Company is unable to or does not register the Common Stock you receive, such Common Stock will not be transferable except in accordance with appropriate securities law exemptions. Accordingly, in connection with your receipt of Common Stock pursuant to the Stock Payment, the Company may require you to represent and warrant at the time you receive the Common Stock pursuant to the Stock Payment that the Common Stock is being acquired by you for your own account for investment and without an intention to sell or distribute such Common Stock if, in the opinion of counsel for the Company, such a representation is required by applicable law.

     (c) Rights as a Shareholder. You shall not have any rights as a shareholder with respect to the Common Stock subject to the Stock Payment until your election to receive the Change in Control Payment in the form of a Stock Payment in accordance with Section 3(e) of this Agreement and until the stock certificates representing such shares of Common Stock have actually been issued and delivered to you.

5. SUCCESSORS. The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation from the Company in the same amount and on the same terms as you would be entitled hereunder following a Change in Control of the Company, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the date on which you become entitled to such compensation from the Company. As used in this Agreement, "Company" shall mean the Company as hereinabove defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

                               Exhibit 10.11 - 5

6. BINDING AGREEMENT. This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee or other designee or, if there is no such designee, to your estate.

7. NOTICE. Any notice required or permitted by any party to this Agreement shall be in writing and may be delivered personally to the party being given notice or to the person in charge of the office of the party being given such notice or by certified mail, return receipt requested, at the party's address indicated below, and any notice will be effective upon delivery in the case of personal delivery and upon deposit in the mail, postage prepaid, in the case of delivery by mail. The addresses of the parties are as follows:

                  COMPANY:          Surety Capital Corporation
                                    1845 Precinct Line Road, Suite 100
                                    Hurst, Texas  76054
                                    Attn: C. Jack Bean, Chairman

                  CURLEY:           Mr. B. J. Curley
                                    1765 Northridge
                                    Hurst, Texas  76054

     The names and  addresses  of persons  to  receive  notice as stated in this
     Section 7 may be changed by notice given in accordance with this Section.

8. MISCELLANEOUS. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Texas.

                               Exhibit 10.11 - 6

9. VALIDITY. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

10. COUNTERPARTS. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

          If this letter sets forth our agreement on the subject matter hereof, kindly sign and return to the Company the enclosed copy of this letter which will then constitute our agreement on this subject.

                                        Sincerely,

                                        SURETY CAPITAL CORPORATION


                                        By: /s/ C. Jack Bean
                                            C. Jack Bean, Chairman of the Board


         AGREED TO this 18th day of March, 1996.



                                            /s/ B. J. Curley
                                            B. J. Curley


                               Exhibit 10.11 - 7

                                                                 EXHIBIT 10.12
                            ASSET PURCHASE AGREEMENT



         This Agreement is made this 15th day of March, 1996 by and among Surety Bank, National Association, a national banking association (the "Buyer"), Surety Capital Corporation, a Delaware corporation ("Surety Capital"), Providers
Funding Corporation, a Texas corporation (the "Seller"), and Lawrence C. Blanton, Barry T. Carroll and Bill M. Ward, constituting all of the shareholders of the Seller (individually a "Shareholder" and collectively the "Shareholders"). The Buyer, the Seller and the Shareholders are hereinafter sometimes referred to individually as a "Party" and collectively as the "Parties."

         WHEREAS, the Seller desires to sell and transfer to the Buyer, and the Buyer desires to purchase and receive from the Seller, all of the assets (and assume certain of the liabilities) of the Seller for the consideration and upon the terms and conditions set out in this Agreement.

         In consideration of the mutual agreements contained herein and other valuable consideration, IT IS AGREED as follows:

ARTICLE 1 - DEFINITIONS.

         "ACQUIRED ASSETS" means all right, title and interest in and to all of the assets of the Seller, including all of its (a) tangible personal property (such as equipment, supplies and furniture), (b) the Intellectual Property, goodwill associated therewith, licenses and sublicenses granted and obtained with respect thereto, and rights thereunder, remedies against infringements thereof, and rights to protection of interests therein under the laws of all jurisdictions, (c) all leases, subleases, and rights thereunder, to the extent the Buyer elects to assume same and advises the Seller to such effect in writing on or before the Closing, (d) all agreements, contracts and other similar arrangements, and rights thereunder, to the extent the Buyer elects to assume same and advises the Seller to such effect in writing on or before the Closing,
(e) accounts, notes, and other receivables, (f) all claims, deposits, prepayments, refunds, causes of action, choses in action, rights of recovery, rights of set off, and rights of recoupment, (g) all franchises, approvals, permits, licenses, orders, registrations, certificates, variances, and similar rights obtained from governments and governmental agencies, (h) all books, records, ledgers, files, documents, correspondence, lists, creative materials, advertising and promotional materials, studies, reports, and other printed or written materials (provided the Seller and the Shareholders shall have access to such items for tax and other business purposes), (i) the following telephone numbers: 214-991-3439; 214-991-7325; and 800-856-2536; and (j) all cash;
provided, however, that the Acquired Assets shall not include (i) the corporate charter, qualifications to conduct business as a foreign corporation, arrangements with registered agents relating to foreign qualifications, taxpayer and other identification numbers, seals, minute books, stock transfer books, blank stock certificates, and other documents relating to the organization, maintenance, and existence of the Buyer as a corporation or (ii) any of the rights of the Buyer under this Agreement.

                               Exhibit 10.12 - 1

         "ASSUMED LIABILITIES" means the obligations payable by the Seller to Blank, Rome, Comisky & McCauley, but in no event in excess of $50,000, and any obligation under leases and agreements of the Seller which the Buyer elects to assume by advising the Seller to such effect in writing on or before the Closing.

         "BUYER" has the meaning set forth in the preface above.

         "CLOSING" has the meaning set forth in Section 2.03.

         "CLOSING DATE" has the meaning set forth in Section 2.03.

         "FINANCIAL STATEMENTS" has the meaning set forth in Section 4.01(f).

         "INTELLECTUAL PROPERTY" means (a) all trademarks, service marks, logos, trade names and corporate names, together with all translations, adaptations, derivations and combinations thereof and including all goodwill associated therewith, and all applications, registrations and renewals in connection therewith, including, but not limited to, "Providers Funding Corporation" and all derivations and combinations thereof, (b) all copyrightable works, all copyrights and all applications, registrations and renewals in connection therewith, (c) all trade secrets and confidential business information
(including ideas, research and development, formulas, compositions, manufacturing and production processes and techniques, technical data, designs, drawings, specifications, customer and supplier lists, pricing and cost information, and business and marketing plans and proposals), (d) all computer software (including data and related documentation), (e) all other proprietary rights, and (f) all copies and tangible embodiments thereof (in whatever form or medium).

         "KNOWLEDGE" means actual knowledge after reasonable investigation.

         "LIABILITY" means any liability (whether known or unknown, whether asserted or unasserted, whether absolute or contingent, whether accrued or unaccrued, whether liquidated or unliquidated, and whether due or to become due), including any liability for Taxes.

         "MOST RECENT FINANCIAL STATEMENTS" has the meaning set forth in Section 4.01(f).

         "MOST RECENT FISCAL MONTH END" has the meaning set forth in Section 4.01(f).

         "MOST RECENT FISCAL YEAR END" has the meaning set forth in Section 4.01(f).

                               Exhibit 10.12 - 2

         "ORDINARY COURSE OF BUSINESS" means the ordinary course of business consistent with past custom and practice (including with respect to quantity and frequency).

         "PARTIES" has the meaning set forth in the preface above.

         "PERSON" means an individual, a partnership, a corporation, an association, a joint stock company, a trust, a joint venture, an unincorporated organization, or a governmental entity (or any department, agency or political subdivision thereof).

         "PURCHASE PRICE" has the meaning set forth in Section 2.04.

         "SECURITY INTEREST" means any mortgage, pledge, lien, encumbrance, charge or other security interest.

         "SELLER" has the meaning set forth in the preface above.

         "SHAREHOLDER(S)" has the meaning set forth in the preface above.

         "TAX" or "TAXES" means any federal, state, local or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental, customs duties, capital stock, franchise, profits, withholding, social security (or similar), unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or add-on minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty or addition thereto, whether disputed or not.

         "TAX RETURN" means any return, declaration, report, claim for refund or information return or statement relating to Taxes, including any schedule or attachment thereto, and including any amendment thereof.

ARTICLE 2 - SUBJECT MATTER AND GENERAL TERMS OF SALE.

     SECTION 2.01. SALE OF ASSETS. Subject to the terms and conditions of this Agreement, the Buyer shall purchase from the Seller, and the Seller shall sell, transfer, convey and deliver to the Buyer, all of the Acquired Assets at the Closing for the Purchase Price.

     SECTION 2.02. ASSUMPTION OF LIABILITIES. Subject to the terms and conditions of this Agreement, the Buyer agrees to assume and become responsible for the Assumed Liabilities. Except for the Assumed Liabilities, the Buyer shall not assume or be liable for any other Liability or obligation of the Seller.

     SECTION 2.03. CLOSING AND EFFECTIVE DATE. The closing called for by this Agreement (the "Closing") shall be closed at the offices of the Buyer at 10:00 a.m. on March 15, 1996 or on such 2other date as the Parties may mutually agree upon (the "Closing Date").

                               Exhibit 10.12 - 3

     SECTION 2.04. PURCHASE PRICE. The purchase price (the "Purchase Price") to be paid by the Buyer to the Seller for the Acquired Assets shall be One Million and No/100 Dollars ($1,000,000) payable as follows:

          (a) Cancellation of the outstanding principal of, and accrued interest on, that certain promissory note dated January 26, 1996, executed and delivered by the Seller and payable to the Buyer in the original principal amount of $700,000.

          (b) The balance of the Purchase Price shall be paid by wire transfer or delivery of other immediately available funds.

     SECTION 2.05. ALLOCATION OF PURCHASE PRICE. The parties agree to allocate the Purchase Price among the Acquired Assets for all purposes (including financial accounting and tax purposes) in accordance with Schedule A attached hereto and by reference made a part hereof.

ARTICLE 3 - CLOSING.

     SECTION 3.01. DELIVERY BY THE SELLER.

     (1) At the Closing the Seller shall deliver or cause to be delivered to the Buyer the following, properly executed and acknowledged where required:

          (a) A good and sufficient bill of sale and assignment, with covenants of general warranty and otherwise in form and substance satisfactory to the Buyer, transferring to the Buyer all of the Acquired Assets (including the Intellectual Property and the agreements and contracts); and

          (b) A copy of resolutions adopted by the Seller's board of directors and shareholders authorizing the sale and execution and delivery of this Agreement and all instruments required of the Seller by this Agreement and the performance of all of the Seller's obligations thereunder, certified by a Secretary or an Assistant Secretary of the Seller.

     (2) All of the items called for by Section 3.01(1) shall be in form and substance satisfactory to the Buyer.

                               Exhibit 10.12 - 4

     SECTION 3.02. DELIVERY BY THE BUYER.

     (1)  At the Closing the Buyer shall deliver or cause to be delivered to the
          Seller  the  following,   properly  executed  and  acknowledged  where
          required:

          (a)  That part of the purchase price payable in cash at the Closing;

          (b) An assumption agreement, in form and substance satisfactory to the Seller, pursuant to which the Buyer assumes the Assumed Liabilities;

          (c) A copy of resolutions adopted by the Buyer's board of directors authorizing or ratifying the execution of this Agreement and all instruments required of the Buyer by this Agreement and the performance of all of the Buyer's obligations thereunder, certified by a Secretary or an Assistant Secretary of the Buyer.

     (2) All of the items called for by Section 3.02(1) shall be in form and substance satisfactory to the Seller.

     SECTION 3.03. WAIVER OF DELIVERY. Either the Buyer or the Seller may, in such party's discretion, waive delivery of any item required by
          Section 3.01 or Section 3.02 and proceed with the Closing. Any item thus waived shall, nevertheless, be furnished as promptly after the Closing as possible.

     SECTION 3.04. POSSESSION AND FURTHER ASSISTANCE.

     (1) Upon the Closing the Seller shall take such steps as may be necessary to put the Buyer in actual possession, operation and control of the Acquired Assets.

     (2) From time to time the Seller and the Shareholders shall execute and deliver to the Buyer such other instruments of conveyance and transfer and take such other action as the Buyer may reasonably require to effectively convey, transfer to, and put the Buyer in possession of any of the Acquired Assets.

     SECTION 3.05. CHANGE OF CORPORATE NAME. Promptly after the Closing, the Seller shall change its corporate name to a new name not containing the words "Providers," "Funding," "Providers Funding," or any other word or derivation or abbreviation thereof, or having a similar sound or connotation as any word in the present name of the Seller, unless the Seller limits its operations after the Closing to winding up its business activities and dissolves within two (2) months following the Closing Date, in which event the Seller shall not be obligated to change its corporate name. From and after the Closing the Seller consents to the use by the Buyer or the Buyer's designee of the name "Providers Funding Corporation," or any variation thereof, and the Seller will execute and deliver such further letters and consents as the Buyer shall reasonably request to assist the Buyer in utilizing and registering such name.

                               Exhibit 10.12 - 5

     SECTION 3.06. CONDITIONS OF THE BUYER'S CLOSING. The Buyer will not be obligated to close the purchase of the Acquired Assets:

          (a) If the Seller fails to keep or perform any of its obligations under this Agreement;

          (b) If the Buyer discovers any material error, misstatement or omission in the warranties, representations or covenants of the Seller or the Shareholders contained in this Agreement or any circumstance which would, if the sale were closed, result in a breach of any of the warranties, representations or covenants of the Seller or the Shareholders which under Section 4.03 are to be deemed made by the Seller or the Shareholders at the Closing;

          (c) If the Buyer shall not have received a certificate of the Seller, executed by the President of the Seller, dated the Closing Date, in form and substance satisfactory to the Buyer, with respect to the matters set forth in Sections 3.06(a) and (b);

          (d) If Barry T. Carroll shall not have entered into an employment, non-competition and confidentiality agreement with Buyer in form and substance satisfactory to the Buyer;

          (e) If Bill M. Ward shall not have entered into a non-competition and confidentiality agreement with Buyer in substantially the form of Exhibit A attached hereto and by reference made a part hereof;

          (f) If Lawrence C. Blanton shall not have entered into a non-competition and confidentiality agreement with Buyer in substantially the form of Exhibit B attached hereto and by reference made a part hereof;

          (g) If the accounts receivable of Seller on the Closing Date, less any adequate reserve for bad debt, are less than $800,000.00; or

          (h) If there occurs any loss, destruction or damage to any material part of the Acquired Assets.

     SECTION 3.07. CONDITIONS OF THE SELLER'S CLOSING. The Seller will not be obligated to close the sale of the Acquired Assets:

          (a) If the Buyer fails to keep or perform any of its obligations under this Agreement; or

                               Exhibit 10.12 - 6

          (b) If the Seller discovers any material error, misstatement or omission in the warranties or representations of the Buyer contained in this Agreement or any circumstance which would, if the sale were closed, result in a breach of any of the warranties or representations of the Buyer which under Section 4.03 are to be deemed made by the Buyer at the Closing.

ARTICLE 4 - REPRESENTATIONS, WARRANTIES AND COVENANTS.

     SECTION  4.01.   THE  SELLER'S  AND  THE   SHAREHOLDERS'   REPRESENTATIONS,
          WARRANTIES AND COVENANTS. For the reliance of the Buyer in entering into this Agreement and purchasing the Acquired Assets, the Seller and the Shareholders, jointly and severally, represent, warrant and covenant to the Buyer the following, in addition to the other warranties, representations and covenants contained in this Agreement:

          (a) Organization. The Seller is a corporation duly incorporated and organized and is validly existing as a corporation in good standing under the laws of the state of Texas.

          (b) Authorization; Noncontravention. The Seller has full power and authority to own its properties and assets and to carry on its business as now conducted in all states where the Seller does business and to enter into this Agreement and to perform its obligations under this Agreement. The Seller's execution and delivery to the Buyer of this Agreement and all instruments required of the Seller by this Agreement have been duly authorized and this Agreement, upon execution and delivery, and all instruments required of the Seller by this Agreement are and will be the valid and binding obligation of the Seller, enforceable against the Seller according to their terms and provisions, and execution and delivery of this Agreement by the Seller and consummation of the sale will not result in a breach or violation of any agreement or undertaking to which the Seller is a party or by which it or any of its properties are bound.

          (c) Brokers' Fees. The Seller has no Liability or obligation to pay any fees or commissions to any broker, finder or agent with respect to the purchase and sale contemplated by this Agreement for which the Buyer could become liable or obligated.

          (d) Title to Assets. The Seller has good and marketable title to, or a valid leasehold interest in, the properties and assets used by it, free and clear of all Security Interests, except for properties and assets disposed of in the Ordinary Course of Business since the date of the Most Recent Financial Statements. Seller has good and marketable title to all of the Acquired Assets, free and clear of any Security Interest or restriction on transfer.

                               Exhibit 10.12 - 7

          (e)  Subsidiaries. The Seller has no subsidiaries.

          (f)  Financial  Statements.  Attached  hereto  as  Schedule  B and  by reference made a part hereof are the following financial statements (collectively the "Financial Statements"): (i) unaudited balance sheet and statement of income, changes in stockholders' equity, and cash flow as of and for the fiscal year ended December 31, 1995 (the "Most Recent Fiscal Year End") for the Seller; and (ii) unaudited balance sheet and statement of income, changes in stockholders' equity, and cash flow (the "Most Recent Financial Statements") as of and for the two (2) months ended February 29, 1996 (the "Most Recent Fiscal Month End") for the Seller. The Financial Statements (including the notes thereto) have been prepared in accordance with GAAP applied on a consistent basis throughout the periods covered thereby, present fairly the financial condition of the Seller as of such dates and the results of operations of the Seller for such periods, are correct and complete, and are consistent with the books and records of the Seller (which books and records are correct and complete); provided, however, that the Most Recent Financial Statements are subject to normal year-end adjustments (which will not be material individually or in the aggregate) and lack footnotes and other presentation items.

          (g) Events Subsequent to Most Recent Fiscal Year End. Except as otherwise disclosed to the Buyer by the Seller in writing prior to the Closing, since the Most Recent Fiscal Year End, there has not been any material adverse change in the business, financial condition, operations, results of operations, or future prospects of the Seller. Without limiting the generality of the foregoing, since that date:

               (i) the Seller has not sold, leased, transferred, or assigned any of its assets, tangible or intangible, other than for a fair consideration in the Ordinary Course of Business;

               (ii) the Seller has not  entered  into any  agreement,  contract, lease or license (or series of related agreements, contracts, leases or licenses) either involving more than $5,000 or outside the Ordinary Course of Business;

                               Exhibit 10.12 - 8

               (iii)no party has accelerated,  terminated, modified or cancelled any agreement, contract, lease or license (or series of related agreements, contracts, leases or licenses) involving more than $5,000 to which the Seller is a party or by which it is bound;

               (iv) the Seller has not imposed any Security Interest upon any of its assets, tangible or intangible;

               (v) the Seller has not made any capital expenditure (or series of related capital expenditures) either involving more than $5,000 or outside the Ordinary Course of Business;

               (vi) the Seller has not made any capital  investment in, any loan to, or any acquisition of the securities or assets of, any other Person (or series of related capital investments, loans or acquisitions) either involving more than $5,000 or outside the Ordinary Course of Business;

               (vii)the  Seller  has not  issued  any note,  bond or other  debt security or created, incurred, assumed or guaranteed any indebtedness for borrowed money or capitalized lease obligation either involving more than $1,000, singly, or $5,000, in the aggregate;

               (viii) the Seller has not  delayed or  postponed  the  payment of accounts payable and other Liabilities outside the Ordinary Course of Business;

               (ix) the  Seller  has  not  cancelled,   compromised,  waived  or
                    released any right or claim (or series of related rights or claims) either involving more than $5,000 or outside the Ordinary Course of Business;

               (x) the Seller has not granted any license or sublicense of any rights under or with respect to any Intellectual Property;

               (xi) the Seller has not  experienced  any damage,  destruction or loss (whether or not covered by insurance) to its property;

               (xii)the  Seller  has not made any loan to, or  entered  into any other transaction with, any of its directors, officers or employees outside the Ordinary Course of Business;

               (xiii) the Seller has not entered into any employment contract or collective bargaining agreement, written or oral, or modified the terms of any such existing contract or agreement;

                               Exhibit 10.12 - 9

               (xiv)the  Seller  has  not  granted  any  increase  in  the  base compensation of any of its directors, officers or employees outside the Ordinary Course of Business;

               (xv) the Seller has not adopted,  amended, modified or terminated any bonus, profit-sharing, incentive, severance or other plan, contract or commitment for the benefit of any of its directors, officers or employees (or taken any such action with respect to any other employee benefit plan);

               (xvi)the  Seller  has not made any  other  change  in  employment terms for any of its directors, officers or employees outside the Ordinary Course of Business; and

               (xvii) there has not been any other material  occurrence,  event, incident, action, failure to act or transaction outside the Ordinary Course of Business involving the Seller.

          (h) Undisclosed Liabilities. Except as otherwise disclosed by the Seller to the Buyer in writing prior to the Closing, the Seller does not have any Liability (and there is no basis for any present or future action, suit, proceeding, hearing, investigation, charge, complaint, claim or demand against it giving rise to any Liability), except for (i) Liabilities set forth on the face of the Most Recent Financial Statements and
               (ii) Liabilities which have arisen after the Most Recent Fiscal Month End in the Ordinary Course of Business (none of which results from, arises out of, relates to, is in the nature of, or was caused by any breach of contract, breach of warranty, tort, infringement or violation of law).

          (i) Legal Compliance. The Seller has complied with all applicable laws (including rules, regulations, codes, plans, injunctions, judgments, orders, decrees, rulings and charges thereunder) of federal, state, local and foreign governments (and all agencies thereof), and no action, suit, proceeding, hearing, investigation, charge, complaint, claim, demand or notice has been filed or commenced against the Seller alleging any failure so to comply.

                               Exhibit 10.12 - 10

          (j)  Tax Matters.

               (i) The Seller has filed all Tax Returns that it was required to file. All such Tax Returns were correct and complete in all respects. All Taxes owed by the Seller (whether or not shown on any Tax Return) have been paid. The Seller is currently not the beneficiary of any extension of time within which to file any Tax Return. No claim has ever been made by an authority in a jurisdiction where the Seller does not file Tax Returns that it is or may be subject to taxation by that jurisdiction. There are no Security Interests on any of the assets of the Seller that arose in connection with any failure (or alleged failure) to pay any Tax.

               (ii) The Seller has withheld and paid all Taxes  required to have been withheld and paid in connection with amounts paid or owing to any employee, independent contractor, creditor, shareholder or other third party.

               (iii)No   Shareholder   or  director  or  officer  (or   employee
                    responsible for Tax matters) of the Seller expects any authority to assess any additional Taxes for any period for which Tax Returns have been filed. There exists no dispute or claim concerning any Tax Liability of the Seller either
                    (A) claimed or raised by any authority in writing or (B) as to which any of the Shareholders and the directors and officers (and employees responsible for Tax matters) of the Seller has Knowledge based upon personal contact with any agent of such authority.

               (iv) The  Seller has not waived  any  statute of  limitations  in respect of Taxes or agreed to any extension of time with respect to a Tax assessment or deficiency.

          (k)  Intellectual Property.

               (i) The Seller owns or has the right to use pursuant to a license, sublicense, agreement or permission all Intellectual Property necessary for the operation of the business of the Seller as presently conducted. Each item of Intellectual Property owned or used by the Seller immediately prior to the Closing hereunder will be owned or available for use by the Buyer on identical terms and conditions immediately subsequent to the Closing hereunder.

               (ii) The  Seller  has  not  interfered   with,   infringed  upon,
                    misappropriated or otherwise come into conflict with any Intellectual Property rights of third parties, and none of the Shareholders and the directors and officers (and employees with responsibility for Intellectual Property matters) of the Seller has ever received any charge, complaint, claim, demand or notice alleging any such interference, infringement, misappropriation or violation (including any claim that the Seller must license or refrain from using any Intellectual Property rights of any third party). No third party has interfered with, infringed upon, misappropriated or otherwise come into conflict with any Intellectual Property rights of the Seller.

                               Exhibit 10.12 - 11

               (iii)Schedule C  identifies  each  license,  agreement,  or other permission which the Seller has granted to any third party with respect to any of its Intellectual Property (together with any exceptions). The Seller has delivered to the Buyer correct and complete copies of all such licenses, agreements and permissions (as amended to date) and has made available to the Buyer correct and complete copies of all other written documentation evidencing ownership and prosecution (if applicable) of each such item. Schedule C also identifies each trade name or unregistered trademark used by the Seller in connection with each item of Intellectual Property required to be identified in Schedule C. With respect to each item of Intellectual Property identified on Schedule C:

                    (A) the Seller possesses all right, title and interest in and to the item, free and clear of any Security Interest, license or other restriction;

                    (B) the item is not subject to any outstanding injunction, judgment, order, decree, ruling or charge;

                    (C) no action, suit, proceeding, hearing, investigation, charge, complaint, claim or demand is pending or is threatened which challenges the legality, validity, enforceability, use or ownership of the item; and

                    (D) the Seller has never agreed to any infringement, misappropriation or other conflict with respect to the item.

               (iv) Schedule D  identifies  each item of  Intellectual  Property that any third party owns and that the Seller uses pursuant to a license, sublicense, agreement or permission. The Seller has delivered to the Buyer correct and complete copies of all such licenses, sublicenses, agreements and permissions (as amended to date). With respect to each item of Intellectual Property identified in Schedule D:

                               Exhibit 10.12 - 12

                    (A)  the  license,   sublicense,   agreement  or  permission
                         covering the item is legal, valid, binding, enforceable and in full force and effect;

                    (B) the license, sublicense, agreement or permission will continue to be legal, valid, binding, enforceable and in full force and effect on identical terms following the consummation of the transactions contemplated hereby (including the assignments referred to in
                         Section 3.01(1)(a));

                    (C) no party to the license, sublicense, agreement or permission is in breach or default, and no event has occurred which with notice of default would permit termination, modification or acceleration thereunder;

                    (D) no party to the license, sublicense, agreement or permission has repudiated any provision thereof;

                    (E) with respect to each sublicense, the representations and warranties set forth in Section 4.01(k)(iv)(A) through (D) are true and correct with respect to the underlying license;

                    (F) the underlying item of Intellectual Property is not subject to any outstanding injunction, judgment, order, decree, ruling or charge;

                    (G) no action, suit, proceeding, hearing, investigation, charge, complaint, claim or demand is pending or is threatened which challenges the legality, validity or enforceability of the underlying item of Intellectual Property; and

                    (H)  the Seller has not  granted any  sublicense  or similar
                         right  with   respect  to  the   license,   sublicense,
                         agreement or permission.

               (v) The Seller will not interfere with, infringe upon, misappropriate or otherwise come into conflict with, any Intellectual Property rights of third parties as a result of the continued operation of its businesses as presently conducted.

          (l) Tangible Assets. The Seller owns or leases all buildings, machinery, equipment and other tangible assets necessary for the conduct of its business as presently conducted. Each such tangible asset is free from defects (patent and latent), has been maintained in accordance with normal industry practice, is in good operating condition and repair (subject to normal wear and tear), and is suitable for the purposes for which it presently is used. All of the Acquired Assets on hand on the date hereof are still on hand, except for supplies and other inventory used or consumed in the ordinary course of business, and since that date there has been no loss, destruction or damage of any material part of the Acquired Assets. All of the Acquired Assets are assignable, and none is subject to any agreement or restriction requiring any consent for its transfer to the Buyer except as otherwise noted in Schedule A.

                               Exhibit 10.12 - 13

          (m) Contracts. Schedule E lists the following contracts and other agreements to which the Seller is a party:

               (i) any agreement (or group of related agreements) for the lease of personal property to or from any Person;

               (ii) any  agreement  (or  group of  related  agreements)  for the purchase or sale of raw materials, commodities, supplies, products or other personal property, or for the furnishing or receipt of services;

               (iii)any agreement for the providing of medical claims  factoring services to health care providers and other parties;

               (iv) any agreement concerning a partnership or joint venture;

               (v) any agreement (or group of related agreements) under which the Seller has created, incurred, assumed or guaranteed any indebtedness for borrowed money, or any capitalized lease obligation;

               (vi) any agreement concerning confidentiality or noncompetition;

               (vii)any agreement  involving any of the  Shareholders  and their affiliates;

               (viii) any profit sharing,  stock option,  stock purchase,  stock appreciation, deferred compensation, severance or other plan for the benefit of the directors, officers and employees of the Seller;

               (ix) any collective bargaining agreement;

               (x) any agreement for the employment of any individual on a full-time, part-time, consulting or other basis or providing severance benefits;

               (xi) any agreement  under which the Seller has advanced or loaned any amount to any of its directors, officers or employees outside the Ordinary Course of Business;

                               Exhibit 10.12 - 14

               (xii)any agreement  under which the  consequences of a default or termination could have a material adverse effect on the business, financial condition, operations, results of operations or future prospects of the Seller; or

               (xiii) any other  agreement (or group of related  agreements) the performance of which involves consideration in excess of $5,000.

         Seller has delivered to the Buyer a correct and complete copy of each written agreement listed in Schedule E and a written summary setting forth the terms and conditions of each oral agreement referred to Schedule E. With respect to each such agreement: (A) the agreement is legal, valid, binding, enforceable and in full force and effect; (B) the agreement will continue to be legal, valid, binding and enforceable as to and by the Buyer upon the consummation of the transactions contemplated hereby (including the assignments referred to in Section 3.01(1)(a)); (C) no event has occurred which with notice or lapse of time would constitute a breach or default, or permit termination, modification or acceleration, under the agreement; and (D) no party has repudiated any provision of the agreement. Anything herein to the contrary notwithstanding, with respect to that certain agreement dated March 13, 1990 by and between Surety Bank (formerly Texas Bank, N.A.) and PFC (the "Old Agreement"), no event of default has occurred which with notice or lapse of time would constitute a breach or default by Seller of its obligations under the Old Agreement. The Parties agree that such Old Agreement will terminate effective as of the Closing Date; however, the indemnification provisions set forth in paragraph 4 of the Agreement shall survive the termination of the Old Agreement and shall remain in full force and effect.

          (n) Notes and Accounts Receivable. All notes and accounts receivable of the Seller are reflected properly on its books and records.

          (o) Litigation. Schedule F sets forth each instance in which the Seller (i) is subject to any outstanding injunction, judgment, order, decree, ruling or charge or (ii) is a party or, to the Knowledge of any of the Shareholders and the directors and officers (and employees with responsibility for litigation matters) of the Seller, is threatened to be made a party to any action, suit, proceeding, hearing or investigation of, in or before any court or quasi-judicial or administrative agency of any federal, state, local or foreign jurisdiction, or before any arbitrator. None of the actions, suits proceedings, hearings and investigations set forth in Schedule F could result in any material adverse change in the business, financial condition, operations, results of operations or future prospects of the Seller. None of the Shareholders and the directors and officers (and employees with responsibility for litigation matters) of the Seller has any reason to believe that any such action, suit, proceeding, hearing or investigation may be brought or threatened against the Seller.

                               Exhibit 10.12 - 15

          (p) Employees. Except as otherwise disclosed by the Seller to the Buyer in writing prior to the Closing, to the Knowledge of any of the Shareholders and the directors and officers (and employees with responsibility for employment matters) of the Seller, no executive, key employee, or group of employees has any plans to terminate employment with the Seller. The Seller is not a party to or bound by any collective bargaining agreement, nor has it experienced any strikes, grievances, claims of unfair labor practices, or other collective bargaining disputes. The Seller has not committed any unfair labor practice. None of the Shareholders and the directors and officers (and employees with responsibility for employment matters) of the Seller has any Knowledge of any organizational effort presently being made or threatened by or on behalf of any labor union with respect to employees of the Seller.

          (q) Employee Benefits. Except as otherwise disclosed by the Seller to the Buyer in writing prior to the Closing, the Seller does not contribute to any employee benefit plans.

          (r) Certain Business Relationships. None of the Shareholders have been involved in any business arrangements or relationships with the Seller within the past twelve (12) months, and none of the Shareholders or their affiliates owns any assets, tangible or intangible, which is used in the business of the Seller.

          (s) Guaranties. The Seller is not a guarantor or otherwise liable for any Liability or obligation (including indebtedness) of any other Person.

          (t)  Disclosure.  The representations and warranties contained in this
               Article 4 do not contain any untrue statement of a material fact or omit to state any material fact necessary in order to make the statements and information contained in this Article 4 not misleading.

                               Exhibit 10.12 - 16

     SECTION 4.02. THE BUYER'S REPRESENTATIONS AND WARRANTIES. For the reliance of the Seller in entering into this Agreement and selling the Acquired Assets, the Buyer represents and warrants to the Seller as follows:

          (a) The Buyer is a national banking association duly organized, validly existing and in good standing under the laws of the United States of America.

          (b) The Buyer has full power and authority to enter into this Agreement, to execute and deliver all instruments required of it by this Agreement, to purchase the Acquired Assets from the Seller and to perform all of its obligations under this Agreement and all instruments executed by and pursuant to this Agreement, and all of these actions have been duly authorized or prior to the Closing shall be duly authorized by the Buyer's board of directors.

     SECTION 4.03. REPRESENTATIONS AND WARRANTIES AT THE CLOSING. All of the representations and warranties of each Party to this Agreement are not only true and correct as of the date of this Agreement but also shall be true and correct as of the Closing with the same force and effect as though made on and as of the Closing Date.

     SECTION 4.04. ACTION PRIOR TO CLOSING. From the date of this Agreement and until the Closing each Party to this Agreement shall take all action necessary so that all of the Party's warranties and representations will be true and correct as of the Closing with the same force and effect as though made on and as of the Closing Date.

     SECTION 4.05. SURVIVAL OF WARRANTIES, REPRESENTATIONS AND COVENANTS. All of the warranties, representations, covenants and agreements made by the Parties in this Agreement or in any schedule, exhibit, list or other instrument delivered pursuant to or in connection with this Agreement shall survive the Closing and shall remain operative and in full force and effect regardless of any investigation at any time made by or on behalf of the Party to whom or with whom the warranty, representation, covenant or agreement is made, and shall not be deemed merged into any document or instrument executed or delivered at Closing.

     SECTION 4.06. INDEMNIFICATION, OFFSET AND LIEN BY THE BUYER.

     (1) The Seller and the Shareholders, jointly and severally, shall indemnify and hold the Buyer harmless from and against any and all claims, demands, losses, damages, suits, judgments, settlements and expenses of any description whatever (including without limitation all costs and expenses, including attorneys' fees, incurred in investigating into or defending against any such claim, demand or suit) which the Buyer may at any time suffer, sustain or have asserted against it, including without limitation acts which could constitute negligence by the Buyer, and which in any manner arises out of or in connection with any of the following:

                               Exhibit 10.12 - 17

          (a) Any claim by another of any interest in or claim against any of the Acquired Assets; or

          (b) Any breach by the Seller or the Shareholders of any warranty, representation, covenant or agreement contained in this Agreement or in any instrument given pursuant to this Agreement, other than the agreements provided for in Section 3.06(d), (e) and (f), but including those deemed under Section 4.03 to have been made on the Closing Date, or any breach by the Seller or the Shareholders or any failure of the Seller or the Shareholders to keep or perform any of the Seller's or the Shareholders' covenants, agreements or undertakings contained in this Agreement or in any instrument given by the Seller or the Shareholders pursuant to this Agreement, other than the agreements provided for in Section 3.06(d), (e) and (f).

     (2) If any warranty, representation, covenant or agreement made by the Seller or the Shareholders in this Agreement or in any instrument given pursuant to this Agreement shall be determined to be untrue, then the Seller and the Shareholders shall pay to the Buyer an amount equal to the amount which it would cost, at the time the untruth is discovered, to put the Buyer in the position that it would have been in had the warranty, representation, covenant or agreement been true.

     SECTION 4.07. RISK OF LOSS.

     (1) Prior to the Closing, the risk of loss, destruction, disappearance or damage of any of the Acquired Assets will be on the Seller.

     (2) Until the Closing, the Seller shall maintain all of the Acquired Assets properly insured.

     (3) In the event of the loss, destruction, disappearance or damage of any material part of the Acquired Assets, the Buyer may, at its option, either terminate this Agreement without any further liability on the part of any Party or it may proceed with the Closing. If the Buyer elects to proceed with the Closing, all insurance proceeds paid or payable as a result of the loss or other casualty will become the property of the Buyer and, if received by the Seller, shall be held in trust for the benefit of the Buyer and promptly paid over to the Buyer.

                               Exhibit 10.12 - 18

     SECTION 4.08. EXPENSES. Each Party shall pay all expenses (including accounting and attorneys' fees) incurred by the Party in connection with the transaction called for by this Agreement.

     SECTION 4.09. COMMISSIONS. The Seller and the Shareholders, jointly and severally, shall indemnify the Buyer and hold the Buyer harmless from and against any commission, brokerage or finder's fee incurred or alleged to be incurred by the Seller relative to this Agreement and the transactions called for by this Agreement. The Buyer shall indemnify the Seller and the Shareholders and hold the Seller and the Shareholders harmless from and against any commission, brokerage or finder's fee incurred or alleged to have been incurred by the Buyer relative to this Agreement or the transactions called for by this Agreement.

     SECTION 4.10. CONTINUED OPERATION. From the date of this Agreement and until the Closing, the Seller and the Shareholders covenant and agree as follows:

          (a) The Seller shall continue its usual business operations and maintain in effect its insurance coverage.

          (b) The Seller shall not incur any liability except in the usual and Ordinary Course of Business regarding the Acquired Assets and shall in no event enter into any material contract regarding the Acquired Assets without the Buyer's prior written approval.

          (c) The Seller shall not sell or otherwise dispose of any of the Acquired Assets except those used or consumed in the usual and Ordinary Course of its Business.

          (d) The Seller shall keep complete and accurate business records in conformity with its past practices and on a basis consistent with the Financial Statements, and the Buyer may have access to and examine and copy the records at times which do not unreasonably interfere with the Seller's operation.

          (e) The Seller shall properly prepare and file by not later than March 15, 1996 the Seller's federal income tax return for the year 1995, or a request for an extension of time for such filing, in which latter event the Seller shall file no later than by the end of such extension period the Seller's federal income tax return for the year 1995.

          (f) The Seller shall replace all supplies and other inventory used or consumed with goods of like kind and quantity so that upon Closing the supplies and inventory on hand shall not be materially less than those on hand on that date.

                               Exhibit 10.12 - 19

ARTICLE 5 - GENERAL PROVISIONS.

     SECTION 5.01. NOTICE.

     (1) Any notice required or permitted by any Party to this Agreement shall be in writing and may be delivered personally to the Party being given notice or to the person in charge of the office of the Party being given such notice or by certified mail, return receipt requested, at the Party's address indicated below, and any notice will be effective upon delivery in the case of personal delivery and upon deposit in the mail, postage prepaid in the case of delivery by mail. The addresses of the Parties are as follows:

         BUYER:          Surety Bank, National Association
                         Attention: Mr. Bobby W. Hackler
                         1845 Precinct Line Road, Suite 100
                         Hurst, Texas 76054

         SURETY CAPITAL: Surety Capital Corporation
                         Attention: Mr. Bobby W. Hackler
                         1845 Precinct Line Road, Suite 100
                         Hurst, Texas 76054

         With copy to:   Margaret E. Holland
                         Tracy & Holland, L.L.P.
                         306 West Seventh Street, Suite 500
                         Fort Worth, Texas 76102

         SELLER:         Providers Funding Corporation
                         Attention: Mr. Barry T. Carroll
                         5340 Alpha Road
                         Dallas, Texas  75240

         SHAREHOLDERS:   Mr. Lawrence C. Blanton
                         5334 Mercedes Avenue
                         Dallas, Texas  75206

                         Mr. Barry T. Carroll
                         13635 Peyton Drive
                         Dallas, Texas  75240

                         Mr. Bill M. Ward
                         950 Galiceno
                         Wylie, Texas  75098

     (2)  The names and  addresses  of persons  to  receive  notice as stated in
          Section  5.01(1)  may be changed by notice  given in  accordance  with
          Section 5.01(1).

                               Exhibit 10.12 - 20

     SECTION 5.02. CONSTRUCTION AND INTERPRETATION.

     (1) Article and section headings used in this Agreement are intended for convenience only and not necessarily to describe the contents of a particular article or section and, therefore, shall not be interpreted as limiting or modifying the effect any provision otherwise would have.

     (2) References to articles and sections are to articles and sections of this Agreement unless otherwise indicated.

     (3) Unless context otherwise requires, (i) words in the singular number include the plural and in the plural include the singular, and (ii) words of the masculine gender include the feminine and neuter genders and words of the neuter gender refer to any gender.

     SECTION 5.03. TERMINATION.

     (1) Anything contained in this Agreement to the contrary notwithstanding, this Agreement may be terminated and the transactions contemplated herein abandoned at any time prior to the Closing:

          (a)  By mutual written consent signed by the Parties;

          (b) By the Buyer, if any condition to its obligations as set forth in this Agreement has not been met and has not been waived;

          (c) By the Seller, if any condition to its obligations as set forth in this Agreement has not been met and has not been waived; or

          (d) In the event of any material loss or damage to the Acquired Assets prior to Closing, the Buyer may elect to cancel and terminate this Agreement by written notice to the Seller within ten (10) days after receipt of notice of such damage or destruction from the Seller.

     (2) In the event of the termination of this Agreement pursuant to the provisions hereof, this Agreement shall immediately become void and have no effect, without any liability on the part of any Party hereto, and all expenses related hereto shall be borne by the Party incurring them.

     SECTION 5.04. BINDING NATURE. The terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective heirs, legal representatives, successors and assigns of the Parties hereto.

     SECTION 5.05. NO ASSIGNMENT. This Agreement and the rights and obligations hereunder shall not be assignable by any Party without the prior written approval of the other Party. Nothing in this Agreement, express or implied, is intended to confer upon any Person, other than the Parties hereto, and their respective heirs, legal representatives, successors and assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement.

                               Exhibit 10.12 - 21

     SECTION 5.06. SEVERABILITY. Should any phrase, clause, sentence or section of this Agreement be judicially declared to be invalid, unenforceable or void, such decision will not have the effect of invalidating or voiding the remainder of this Agreement, and such part of this Agreement will be deemed to have been stricken herefrom and the remainder will have the same force and effect as if such part or parts had never been included herein.

     SECTION 5.07. MULTIPLE COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one and the same instrument.

     SECTION 5.08. SPECIFIC PERFORMANCE. Each of the Parties acknowledges and agrees that the other Party would be damaged irreparably in the event any of the provisions of this Agreement are not performed in accordance with their specific terms or otherwise are breached. Accordingly, each of the Parties agrees that the other Party shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Agreement and to enforce specifically this Agreement and the terms and provisions hereof in any action instituted in any court of the United States or any state thereof having jurisdiction over the Parties and the matter, in addition to any other remedy to which it may be entitled, at law or in equity.

     SECTION 5.09. GOVERNING LAW. THE AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS, WITHOUT GIVING EFFECT TO CONFLICT OF LAWS.

     SECTION 5.10. FURTHER ACTIONS. At any time and from time to time, each Party agrees, without further consideration, to take such actions and to execute and deliver such documents as may be reasonably necessary to effect the purposes of this Agreement.

     SECTION 5.11. INCORPORATION BY REFERENCE. All attachments, schedules, exhibits or annexes referred to and attached to this Agreement are incorporated by reference herein and made a part hereof for all purposes, the same as if written in full in this Agreement.

     SECTION 5.12. REMEDIES CUMULATIVE. The remedies provided herein shall be cumulative and shall not preclude assertion by any Party of any other rights.

                               Exhibit 10.12 - 22

     SECTION 5.13. ENTIRE AGREEMENT. This Agreement (together with the exhibits, financial statements, schedules and other documents referred to herein) constitutes the entire contract and understanding between the Parties hereto and supersedes all prior agreements, arrangements and understandings relating to the subject matter hereof.

     SECTION 5.14. AMENDMENTS AND WAIVERS. No amendment of any provision of this Agreement shall be valid unless the same shall be in writing and signed by the Buyer, the Seller and the Shareholders. No waiver by any Party of any default, misrepresentation or breach of warranty or covenant hereunder, whether intentional or not, shall be deemed to extend to any prior or subsequent default, misrepresentation or breach of warranty or covenant hereunder, or affect in any way any rights arising by virtue of any prior or subsequent occurrence.

         EXECUTED in multiple originals on the date first above written.

BUYER:                        SURETY BANK, NATIONAL ASSOCIATION



                              By: /s/ Bobby W. Hackler
                                  Bobby W. Hackler, President

SURETY CAPITAL:               SURETY CAPITAL CORPORATION



                              By: /s/ Bobby W. Hackler
                                  Bobby W. Hackler, Senior Vice
                                  President and Secretary

SELLER:                       PROVIDERS FUNDING CORPORATION



                              By: /s/ Barry T. Carroll
                                  Barry T. Carroll, President



SHAREHOLDERS:                     /s/ Lawrence C. Blanton
                                  Lawrence C. Blanton



                                  /s/ Barry T. Carroll
                                  Barry T. Carroll



                                  /s/ Bill M. Ward
                                  Bill M. Ward


                               Exhibit 10.12 - 23

List of exhibits and schedules to Asset Purchase Agreement by and among Surety Bank, National Association, Surety Capital Corporation, Providers Funding Corporation, and Lawrence C. Blanton, Barry T. Carroll and Bill M. Ward, dated March 15, 1996, which are not filed herewith:

Exhibit   Description
- -------   ----------------------------------------------------------------------

     A Non-Competition and Confidentiality Agreement by and between Surety Bank, National Association, Surety Capital Corporation, and Bill M. Ward, dated March 15, 1996

     B Non-Competition and Confidentiality Agreement by and between Surety Bank, National Association, Surety Capital Corporation, and Lawrence
          C. Blanton, dated March 15, 1996


Schedule  Description
- --------  ----------------------------------------------------------------------

     A    Allocation of Purchase Price

     B    Financial Statements

     C Licenses, agreements or other permission which the Seller has granted to any third party with respect to any of its Intellectual Property

     D Intellectual Property that any third party owns and that the Seller uses pursuant to a license, sublicense, agreement or permission

     E    Contracts

     F    Litigation


The registrant will furnish supplementally a copy of any omitted exhibit or schedule to the Securities and Exchange Commission upon request.


                               Exhibit 10.12 - 24

                           EMPLOYMENT, NON-COMPETITION
                          AND CONFIDENTIALITY AGREEMENT

         This Employment, Non-Competition and Confidentiality Agreement ("Agreement") is entered into this 15th day of March, 1996, by and between Surety Bank, National Association, a national banking association ("Surety Bank") with its principal offices located at 1845 Precinct Line Road, Suite 100, Hurst, Texas 76054, Surety Capital Corporation, a Delaware corporation ("Surety Capital") with its principal offices located at 1845 Precinct Line Road, Suite 100, Hurst, Texas 76054, and Barry T. Carroll ("Employee") of 13635 Peyton Drive, Dallas, Texas 75240.

         WHEREAS, Surety Bank and Providers Funding Corporation, a Texas corporation ("PFC") entered into an agreement dated March 15, 1996 (the "Asset Agreement"), pursuant to which Surety Bank agreed to purchase all of the assets and assume certain of the liabilities of PFC on the terms and conditions set forth in the Asset Agreement; and

         WHEREAS, Employee is an officer, director and shareholder of PFC; and

         WHEREAS, Employee has substantial experience in the business of medical claims factoring; and

         WHEREAS, the execution and delivery of this Agreement by Employee, as provided in the Asset Agreement, and the promise of Employee to perform his obligations hereunder, is a condition to Surety Bank's obligation to consummate the transactions contemplated by the Asset Agreement, and Surety Bank would not consummate the transactions contemplated by the Asset Agreement absent the execution and delivery by Employee of this Agreement; and

         WHEREAS, Surety Bank and Employee desire to set forth herein their understandings and agreements;

         NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties agree as follows:

     1.   Definitions.

          (a) "Business" means the business of medical claims factoring, including but not limited to such related activities as electronic filings of claims and billing and collection services.

          (b) "Ending Date" means the date of termination of the Term of Employment of Employee pursuant to Paragraph 6 hereof, which shall be upon the earliest to occur of:

               (i)  the third anniversary of the date hereof;

               (ii) the date set forth in the  notice of the party  electing  to terminate this Agreement pursuant to Paragraph 6 hereof; and


                               Exhibit 10.12 - 25

               (iii) the occurrence of an Event With Cause.

          (c) "Event With Cause" shall mean the occurrence of any of the following events:

               (i)  the  commission  by  Employee  of  an  act   constituting  a
                    dishonest or other act of material misconduct, or a fraudulent act or a felony under the laws of any state or of the United States to which Surety Bank or Employee is subject; or

               (ii) the death of Employee; or

               (iii)the  inability of Employee to perform his duties  hereunder, whether by reason of injury (physical or mental), illness or otherwise, incapacitating him for a continuous period exceeding one (1) month, excluding any leaves of absence approved by Surety Bank; or

               (iv) the resignation of Employee without Good Reason.

          (d) "Good Reason" shall mean the occurrence of any of the following events:

               (i) the assignment by Surety Bank to Employee of duties that are materially inconsistent with Employee's position with Surety Bank at the time of such assignment, or the removal by Surety Bank from Employee of a material portion of those duties usually appertaining to Employee's position with Surety Bank at the time of such removal; or

               (ii) a material change by Surety Bank,  without  Employee's prior written consent, in Employee's responsibilities to Surety Bank, as such responsibilities are ordinarily and customarily required from time to time of a head of a division of an entity engaged in the Business; or

               (iii)any  removal  of  Employee  from  the  position   stated  in
                    Paragraph 3; or

               (iv) a reduction by Surety Bank in the amount of Employee's  base salary as determined under this Agreement, or the failure of Surety Bank to pay such base salary to Employee at the time and in the manner specified in Paragraph 4; or

               (v) the relocation, without Employee's prior written consent, of Surety Bank's principal operating offices relating to the Business to a location more than forty (40) miles from the location of such offices at the time of the execution of this Agreement, other than the contemplated relocation of such offices from the location at the time of execution of this Agreement to Hurst, Texas within three (3) months after the Closing.


                               Exhibit 10.12 - 26

          (e) "Term of Employment" shall have the meaning set forth in Paragraph 6.

     2. Employment. Subject to the terms and conditions hereinafter set forth, Surety Bank hereby agrees to employ Employee, and Employee hereby agrees to serve Surety Bank, in the capacity and for the Term of Employment specified herein.

     3. Scope of Employment. During the Term of Employment hereunder, Employee will serve as head of Surety Bank's medical factoring division. In that connection, Employee will:

          (a) devote his full time, attention and energies to the Business and will diligently and to the best of his ability perform all duties incident to his employment hereunder;

          (b) use his best efforts to promote the interests and goodwill of Surety Bank; and

          (c) perform such other duties commensurate with his office as the Board of Directors of Surety Bank may from time to time assign to him.

The foregoing shall not be construed as preventing Employee from making investments in other businesses or enterprises provided such investments do not require the provision of substantial services by Employee to the operations or the affairs of such businesses or enterprises such that the provision thereof would interfere in any respect with the performance of Employee's duties hereunder.

     4.   Compensation.

          (a) In consideration of the covenants and agreements of Employee in this Agreement and the consummation of the transactions contemplated by the Asset Agreement, Surety Bank shall during the Term of Employment pay Employee, subject to the terms and conditions of this Agreement, a base salary at the rate of not less than $6,250.00 per month, payable in accordance with the normal payroll practices of Surety Bank.

          (b) In further consideration of the covenants and agreements of Employee in this Agreement and the consummation of the transactions contemplated by the Asset Agreement, Surety Capital shall within thirty (30) days of the date of this Agreement, grant to Employee, on the terms and conditions set forth in this Agreement, shares of common stock, $0.01 par value, of Surety Capital (the "Stock"), in such amount as set forth in Paragraph 4(c). The certificate or certificates for the Stock shall be registered in the name of Employee.


                               Exhibit 10.12 - 27

          (c) The amount of Stock shall be determined by dividing $33,333.00 by the closing price of Surety Capital common stock on the American Stock Exchange, Inc. as of the close of business on the day immediately preceding the Closing Date.

     5.   Benefits.

          (a) Vacation. During the Term of Employment Employee shall be entitled to sick leave, holidays and annual vacations, all in accordance with the regular policy of Surety Bank, during which time his compensation shall be paid in full. Vacations shall be taken by Employee at such times as may be mutually agreed upon by Employee and Surety Bank.

          (b) Other Employee Benefits. During the Term of Employment Employee shall, upon satisfaction of any eligibility requirements with respect thereto, be entitled to participate in all employee benefit plans of Surety Bank, including without limitation those health, dental, accidental death and dismemberment, and long term disability plans of Surety Bank now or hereafter in effect that are made available to employees of Surety Bank.

     6. Term. The term of employment of Employee under this Agreement (the "Term of Employment") shall mean a period commencing on the date hereof and ending on the third anniversary of such date; provided, however, either party to this Agreement may upon at least five (5) day's prior written notice to the other party to this Agreement terminate this Agreement for any reason whatsoever, whether with or without cause, in which event the Term of Employment shall terminate on the date stated in such notice. Additionally, anything herein to the contrary notwithstanding, the occurrence of an Event With Cause at any time during the Term of Employment shall result in the immediate termination of the Term of Employment, but shall not result in the termination of this Agreement.

     7.   Adjustments Upon Termination of Employment.

          (a) In the event of the termination of the Term of Employment at any time during the period commencing on the date hereof and ending on the second anniversary of such date for any reason other than pursuant to an Event With Cause, Surety Bank shall for a period of one hundred twenty (120) days immediately following the Ending Date continue to pay the amounts specified under Paragraph 4(a). Surety Bank shall not be obligated to make any other payments to Employee during such one hundred twenty (120) day period or at any time thereafter.

          (b) In the event of the termination of the Term of Employment at any time during the Term of Employment as a result of an Event With Cause or at any time after the second anniversary of the date hereof for any reason whatsoever, whether or not as a result of an Event With Cause, Surety Bank shall no longer be obligated to make the payments specified under Paragraph 4(a) or to provide the benefits under Paragraph 5; provided, however, any payments payable under Paragraph 4(a) which shall have been earned but not yet paid shall be paid by Surety Bank to Employee within thirty
               (30) days of the Ending Date.


                               Exhibit 10.12 - 28

     8. Expenses. Surety Bank agrees that during the Term of Employment it will reimburse Employee for out-of-pocket expenses reasonably incurred by him in connection with the performance of his service hereunder upon the presentation by Employee of an itemized accounting of such expenditures, including receipts where required for federal income tax regulations.

     9.   Non-Competition Agreement.

          (a) Employee agrees that during the period commencing upon the date hereof and ending on the third anniversary of the date hereof, unless extended pursuant to the terms hereof, Employee will not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, shareholder, officer, director, or in any other individual or representative capacity, engage or participate in or otherwise become affiliated with any company or other entity (other than Surety Bank) which has not as of the date hereof been engaged continuously for at least two (2) years immediately prior to the date hereof in a business that is competitive with the Business within any state in which PFC is conducting or has conducted, within two (2) years immediately preceding the date hereof, the Business; provided, however, that nothing herein shall prevent Employee from being an employee of, or consultant to, a company or other entity (other than PFC) which has carried on a medical claims factoring business for at least two (2) years immediately preceding the date hereof.

          (b) Employee further agrees that during the period commencing upon the date hereof and ending on the third anniversary of the date hereof, unless extended pursuant to the terms hereof, Employee will not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, shareholder, officer, director, or in any other individual or representative capacity, (i) make known to any person, firm or corporation the names and addresses of any of the customers of the Business or contacts of PFC within the Business or any other information pertaining to such persons or (ii) call on, solicit or take away, or attempt to call on, solicit or take away, any customers of the Business, including actively sought prospective customers, on whom Employee called on or with whom Employee became acquainted during Employee's association with PFC, whether for Employee or for, any other person, firm or corporation.


                               Exhibit 10.12 - 29

          (c) Employee further agrees that during the period commencing upon the date hereof and ending on the third anniversary of the date hereof, unless extended pursuant to the terms hereof, Employee will not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, shareholder, officer, director, or in any other individual or representative capacity, recruit or hire, or attempt to recruit or hire, directly or by assisting others, any employee of PFC who is employed by PFC in the Business on the date hereof or who has been employed by PFC in the Business at any time within one (1) year prior to the date hereof.

          (d) Employee agrees that a breach or violation of this covenant not to compete by such Employee shall entitle Surety Bank, as a matter of right, to an injunction issued by any court of competent jurisdiction, restraining any further or continued breach or violation of this covenant. Such right to an injunction shall be cumulative and in addition to, and not in lieu of, any other remedies to which Surety Bank may show itself justly entitled. Further, during any period in which Employee is in breach of this covenant not to compete, the time period of this covenant shall be extended for an amount of time that Employee is in breach hereof, provided that Surety Bank seeks enforcement promptly after discovery of the violation.

          (e) The representations and covenants contained in this Paragraph 9 on the part of Employee will be construed as ancillary to and independent of any other provision of this Agreement, and the existence of any claim or cause of action of Employee against Surety Bank or any officer, director or shareholder of Surety Bank, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by Surety Bank of the covenants of Employee contained in this Paragraph 9. In addition, the provisions of this Paragraph 9 shall continue to be binding upon Employee in accordance with their terms, notwithstanding the termination of the Term of Employment of Employee.

          (f) The parties to this Agreement agree that the limitations contained in this Paragraph 9 with respect to geographic area, duration and scope of activity are reasonable. However, if any court shall determine that the geographic area, duration or scope of activity of any restriction contained in this Paragraph 9 is unenforceable, it is the intention of the parties that such restriction set forth herein shall not thereby be terminated but shall be deemed amended to the extent required to render it valid and enforceable.

          (g) Employee represents to Surety Bank that the enforcement of the restrictions contained in this Paragraph 9 would not be unduly burdensome to Employee and that in order to induce Surety Bank to consummate the transactions contemplated by the Asset Agreement and to employ Employee, Employee further represents and acknowledges that Employee is willing and able to compete in other geographical areas not prohibited by this Paragraph 9.


                               Exhibit 10.12 - 30

     10. Disclosure of Confidential Information. Employee recognizes and acknowledges that Employee had access to certain confidential information of PFC or of certain corporations affiliated with PFC related to the Business, and that all such information has been acquired by Surety Bank and constitutes valuable, special and unique property of Surety Bank and its affiliates. Employee agrees that for a period of three (3) years after the date hereof, Employee will not, without the prior written consent of Surety Bank, disclose or authorize or permit anyone under his direction to disclose to anyone not properly entitled thereto any of such confidential information. For purposes of the immediately preceding sentence, persons properly entitled to such information shall be (i) the Board of Directors of Surety Bank and such officers, employees and agents of Surety Bank or any affiliate thereof to whom such information is furnished in the normal course of business under established policies approved by Surety Bank and (ii) such outside parties as are legally entitled to or are customarily furnished such information, including banking, lending, collection, accounting and data processing institutions or agencies who or which are provided such information in the normal course of business of Surety Bank. Employee further agrees that upon the consummation of the transactions contemplated by the Asset Agreement, Employee will not take with him or retain, without the prior written authorization of Surety Bank, any papers, procedural or technical manuals, customer lists, customer account analyses (including, without limitation, accounts receivable agings, customer payment histories and customer account activity reports), price books, files or other documents or copies thereof of PFC acquired by Surety Bank, or any materials, supplies, equipment or furnishings of PFC acquired by Surety Bank, or any other confidential information of any kind. In the event of a breach or threatened breach by Employee of the provisions of this Paragraph 10, Surety Bank and Employee agree that the remedy at law available to Surety Bank and its affiliates would be inadequate and Surety Bank and its affiliates shall be entitled to an injunction, without the necessity of posting bond therefor, restraining Employee from disclosing, in whole or in part, such confidential information. Nothing herein shall be construed as prohibiting Surety Bank and its affiliates from pursuing any other remedies, in addition to the injunctive relief available under this Paragraph 10, for such breach or threatened breach, including the recovery of damages from Employee.

     11. Representations and Warranties of Employee. Employee represents and warrants to Surety Bank and Surety Capital as follows:

          (a) Authorization. Employee has full power and authority to enter into this Agreement and this Agreement constitutes a valid and legally binding obligation of Employee.


                               Exhibit 10.12 - 31

          (b) Purchase Entirely For Own Account. This Agreement is made with Employee in reliance upon Employee's representation to Surety Bank and Surety Capital, which by Employee's execution of this Agreement Employee hereby confirms, that the Stock will be acquired for investment for Employee's own account, not as a nominee or agent, and not with a view to the resale or distribution of any part thereof, and Employee has no present intention of selling, granting any participation in, or otherwise distributing the same, except in compliance with applicable federal and state securities laws. Employee does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participations to such person with respect to any of the Stock.

          (c) Reliance Upon Employee's Representations. At the time of issuance the Stock may not be registered under the Securities Act of 1933, as amended (the "Securities Act"), on the grounds that the sale provided for in this Agreement and the issuance of the Stock hereunder is exempt from registration under the Securities Act pursuant to Section 4(2) thereof, and Surety Capital's reliance on such exemption is predicated on Employee's representations set forth herein.

          (d) Receipt of Information. Employee believes that he has received all the information Employee considers necessary or appropriate for determining whether to acquire the Stock. Employee has had an opportunity to ask questions of, and receive answers from, Surety Bank and Surety Capital regarding the business, properties, prospects and financial condition of Surety Bank and Surety Capital and to obtain additional information (to the extent Surety Bank and Surety Capital possessed such information or could acquire it without unreasonable effort or expense) necessary to verify the accuracy of any information furnished to Employee or to which Employee had access.

          (e) Investment Experience and Counsel. Employee is experienced in evaluating and investing in securities of banks and bank holding companies, is represented by legal and/or investment advisory counsel with regard to this Agreement or has voluntarily elected to forego such counsel, can bear the economic risk of his investment in the Stock, and has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the investment in the Stock.

          (f) Restricted Securities. The Stock may not be sold, transferred or otherwise disposed of without registration under the Securities Act or an exemption therefrom, and, in the absence of an effective registration statement covering the Stock or an available exemption from registration under the Securities Act, the Stock must be held indefinitely.


                               Exhibit 10.12 - 32

          (g) Legends. Each certificate evidencing the Stock will be endorsed with the legend set forth below:

         "THE SHARES OF COMMON STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY APPLICABLE STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED UNTIL (A) A REGISTRATION STATEMENT UNDER THE ACT OR SUCH APPLICABLE STATE SECURITIES LAWS SHALL HAVE BECOME EFFECTIVE WITH REGARD THERETO, OR (B) IN THE OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY, REGISTRATION UNDER SUCH ACT OR SUCH APPLICABLE STATE SECURITIES LAWS IS NOT REQUIRED IN CONNECTION WITH SUCH PROPOSED TRANSFER."

     12.  Registration Rights.

          (a) If Surety Capital shall propose to file a registration statement with respect to any of its common stock, $0.01 par value, other than a registration relating solely to employee benefit plans or a registration relating to a corporate reorganization or other transaction under Rule 145, or a registration on any registration form that does not permit secondary sales, it will give prompt notice in writing to such effect to the Employee, and, at the written request of the Employee, made within ten (10) calendar days after the receipt of such notice, will use reasonable efforts to include therein such of the Stock as the Employee shall request; provided, however, that if the offering being registered by Surety Capital is underwritten (i) the rights of the Employee to registration hereunder shall be conditioned upon such Employee entering into an underwriting agreement in customary form with the underwriter and (ii) Surety Capital shall be required to include in the offering only that number of securities, including the Stock, which the underwriters determine in their sole discretion will not jeopardize the success of the offering. The Employee shall pay for all costs and expenses incurred by the Employee in connection with such registration.

          (b) Surety Capital's obligations under Paragraph 12(a) above are further expressly conditioned upon the Employee furnishing to Surety Capital in writing such information concerning the Employee and the terms of the Employee's proposed offering as Surety Capital shall request for inclusion in the registration statement.

          (c) If any registration statement including any of the Stock is filed, the Employee shall indemnify Surety Capital (and each of its officers and directors who has signed such registration statement, each director, each person, if any, who controls Surety Capital within the meaning of the Securities Act, each underwriter for Surety Capital and each person, if any, who controls such underwriter within the meaning of the Securities
               Act) against any loss, claim, damage or liability arising from any statement or omission which was made in reliance upon information furnished in writing to Surety Capital by the Employee for use in connection with such registration statement.


                               Exhibit 10.12 - 33

     Each party entitled to indemnification under this Paragraph 12(c) (the "Indemnified Party") shall give notice to the Employee promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Employee to assume the defense of such claim or any litigation resulting therefrom, provided that counsel for the Employee, who shall conduct the defense of such claim or any litigation resulting therefrom, shall be approved by the Indemnified Party, and the Indemnified Party may participate in such defense at such Indemnified Party's expense, and provided further that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Employee of his obligations under this Paragraph 12(c), to the extent such failure is not prejudicial. The Employee, in the defense of any such claim or litigation, shall not, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement that does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation. Each Indemnified Party shall furnish such information regarding itself or the claim in question as the Employee may reasonably request in writing and as shall be reasonably required in connection with defense of such claim and litigation therefrom.

     If the indemnification provided for in this Paragraph 12(c) is held by a court of competent jurisdiction to be unavailable to an Indemnified Party with respect to any loss, liability, claim, damage or expense referred to therein, then the Employee, in lieu of indemnifying such Indemnified Party hereunder, shall contribute to the amount paid or payable by such Indemnified Party as a result of such loss, liability, claim, damage or expense in such proportion as is appropriate to reflect the relative fault of the Employee on the one hand and of the Indemnified Party on the other in connection with the statements or omissions that resulted in such loss, liability, claim, damage or expense as well as any other relevant equitable considerations. The relative fault of the Employee and of the Indemnified Party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission to state a material fact relates to information supplied by the Employee or by the Indemnified Party and the parties' relative intent, knowledge, access to information, and opportunity to correct or prevent such statement or omission.

     Notwithstanding the foregoing, to the extent that the provisions on indemnification and contribution contained in the underwriting agreement entered into in connection with any underwritten public offering are in conflict with the foregoing provisions, the provisions in the underwriting agreement shall control.

          (d) The rights of the Employee to cause Surety Capital to register the Stock granted to the Employee are not assignable.

          (e) The rights of the Employee to request inclusion in any registration shall terminate on the second anniversary of the date hereof, provided the stock may then be sold by the Employee pursuant to Rule 144 under the Securities Act upon satisfaction of all of the requirements of Rule 144.


                               Exhibit 10.12 - 34

     13.  Miscellaneous.

          (a) Notice. Any notice required or permitted by any party to this Agreement shall be in writing and may be delivered personally to the party being given notice or to the person in charge of the office of the party being given such notice or by certified mail, return receipt requested, at the party's address indicated below. Any notice will be effective upon delivery in the case of personal delivery and upon deposit in the mail, postage prepaid, in the case of delivery by mail. The addresses of the parties are as follows:

         Surety Bank:         Surety Bank, National Association
                              Attn: Mr. Bobby W. Hackler
                              1845 Precinct Line Road, Suite 100
                              Hurst, Texas 76054

         Surety Capital:      Surety Capital Corporation
                              Attn: Mr. Bobby W. Hackler
                              1845 Precinct Line Road, Suite 100
                              Hurst, Texas 76054

         With Copy to:        Tracy & Holland, L.L.P.
                              Attn: Ms. Margaret E. Holland
                              306 West Seventh Street, Suite 500
                              Fort Worth, Texas 76102

         Employee:            Mr. Barry T. Carroll
                              13635 Peyton Drive
                              Dallas, Texas  75240

The names and addresses of persons to receive notice as stated in this Paragraph 13(a) may be changed by notice given in accordance with this Paragraph 13(a).

          (b) No Right to Continued Contractual Relationship. The Stock granted pursuant to this Agreement shall not confer upon Employee any right with respect to the continuance of any contractual relationship between Surety Bank and Employee, nor shall it interfere in any way with the right, if any, of Surety Bank to terminate any such contractual relationship at any time.

          (c) Further Actions. At any time and from time to time, each party agrees, without further consideration, to take such actions and to execute and deliver such documents as may be reasonably necessary to effect the purposes of this Agreement.

          (d) Modification. This Agreement shall not be varied, altered, modified, changed or in any way amended except by an instrument in writing executed by all parties hereto.

          (e) Entire Agreement. This Agreement constitutes the whole agreement of the parties and supersedes any commitment, memorandum or previous understanding made by the parties with respect to the subject matter of this Agreement.


                               Exhibit 10.12 - 35

          (f) Counterparts. This Agreement may be executed in multiple counterparts, each of which shall constitute one and the same instrument. The counterpart executed and held by Surety Bank shall control in the event of any dispute or in cases of differences between the counterparts.

          (g) Application of Texas Law. The validity and effect of this Agreement shall be governed by and construed and enforced in accordance with the laws of the state of Texas (without reference to the laws of another jurisdiction). The venue for all actions relating to this Agreement shall be in Tarrant County, Texas.

         EXECUTED on the date first above written.

SURETY BANK:                  SURETY BANK, NATIONAL ASSOCIATION



                              By: /s/ Bobby W. Hackler
                                  Bobby W. Hackler, President


SURETY CAPITAL:               SURETY CAPITAL CORPORATION



                              By: /s/ Bobby W. Hackler
                                  Bobby W. Hackler, Senior Vice
                                  President and Secretary



EMPLOYEE:                         /s/ Barry T. Carroll
                                  Barry T. Carroll



                               Exhibit 10.12 - 36

                                 NON-COMPETITION
                          AND CONFIDENTIALITY AGREEMENT

         This Non-Competition and Confidentiality Agreement ("Agreement") is entered into this 15th day of March, 1996 by and between Surety Bank, National Association, a national banking association ("Surety Bank") with its principal offices located at 1845 Precinct Line Road, Suite 100, Hurst, Texas 76054, Surety Capital Corporation, a Delaware corporation ("Surety Capital") with its principal offices located at 1845 Precinct Line Road, Suite 100, Hurst, Texas 76054, and Lawrence C. Blanton ("Shareholder") of 5334 Mercedes Avenue, Dallas, Texas 75206.

         WHEREAS, Surety Bank and Providers Funding Corporation, a Texas corporation ("PFC") entered into an agreement dated March 15, 1996 (the "Asset Agreement"), pursuant to which Surety Bank agreed to purchase all of the assets and assume certain of the liabilities of PFC on the terms and conditions set forth in the Asset Agreement; and

         WHEREAS, Shareholder is an officer,  director and  shareholder  of PFC;
and

         WHEREAS, Shareholder has substantial experience in the business of medical claims factoring; and

         WHEREAS, the execution and delivery of this Agreement by Shareholder, as provided in the Asset Agreement, and the promise of Shareholder to perform his obligations hereunder, is a condition to Surety Bank's obligation to consummate the transactions contemplated by the Asset Agreement, and Surety Bank would not consummate the transactions contemplated by the Asset Agreement absent the execution and delivery by Shareholder of this Agreement; and

         WHEREAS, Surety Bank and Shareholder desire to set forth herein their understandings and agreements;

         NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties agree as follows:

     1.   Definitions.

          (a) "Business" means the business of medical claims factoring, including but not limited to such related activities as electronic filings of claims and billing and collection services.

     2.   Compensation.

          (a) In consideration of the covenants and agreements of Shareholder in this Agreement and the consummation of the transactions contemplated by the Asset Agreement, Surety Capital shall within thirty (30) days of the date of this Agreement, grant to Shareholder, on the terms and conditions set forth in this Agreement, shares of common stock, $0.01 par value, of Surety Capital (the "Stock"), in such amount as set forth in Paragraph 2(b). The certificate or certificates for the Stock shall be registered in the name of Shareholder.

                               Exhibit 10.12 - 37

          (b) The amount of Stock shall be determined by dividing $33,333.00 by the closing price of Surety Capital common stock on the American Stock Exchange, Inc. as of the close of business on the day immediately preceding the Closing Date.

     3.   Non-Competition Agreement.

          (a) Shareholder agrees that for a period commencing upon the date hereof and ending upon the third anniversary date thereof, unless extended pursuant to the terms hereof, Shareholder will not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, shareholder, officer, director, or in any other individual or representative capacity, engage or participate in or otherwise become affiliated with any company or other entity which has not as of the date hereof been engaged continuously for at least two (2) years immediately prior to the date hereof in a business that is competitive with the Business within any state in which PFC is conducting or has conducted, within two (2) years immediately preceding the date hereof, the Business; provided, however, that nothing herein shall prevent Shareholder from being an employee of, or consultant to, a company or other entity (other than PFC) which has carried on a medical claims factoring business for at least two (2) years immediately preceding the date hereof.

          (b) Shareholder further agrees that for a period commencing upon the date hereof and ending upon the third anniversary date thereof, unless extended pursuant to the terms hereof, Shareholder will not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, shareholder, officer, director, or in any other individual or representative capacity,
               (i) make known to any person, firm or corporation the names and addresses of any of the customers of the Business or contacts of PFC within the Business or any other information pertaining to such persons or (ii) call on, solicit or take away, or attempt to call on, solicit or take away, any customers of the Business, including actively sought prospective customers, on whom Shareholder called on or with whom Shareholder became acquainted during Shareholder's association with PFC, whether for Shareholder or for any other person, firm or corporation.

          (c) Shareholder further agrees that for a period commencing upon the date hereof and ending upon the third anniversary date thereof, unless extended pursuant to the terms hereof, Shareholder will not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, shareholder, officer, director, or in any other individual or representative capacity, recruit or hire, or attempt to recruit or hire, directly or by assisting others, any employee of PFC who is employed by PFC in the Business on the date hereof Date or who has been employed by PFC in the Business at any time within one (1) year prior to the date hereof.

                               Exhibit 10.12 - 38

          (d) Shareholder agrees that a breach or violation of this covenant not to compete by such Shareholder shall entitle Surety Bank, as a matter of right, to an injunction issued by any court of competent jurisdiction, restraining any further or continued breach or violation of this covenant. Such right to an injunction shall be cumulative and in addition to, and not in lieu of, any other remedies to which Surety Bank may show itself justly entitled. Further, during any period in which Shareholder is in breach of this covenant not to compete, the time period of this covenant shall be extended for an amount of time that Shareholder is in breach hereof, provided that Surety Bank seeks enforcement promptly after discovery of the violation.

          (e) The representations and covenants contained in this Paragraph 3 on the part of Shareholder will be construed as ancillary to and independent of any other provision of this Agreement, and the existence of any claim or cause of action of Shareholder against Surety Bank or any officer, director or shareholder of Surety Bank, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by Surety Bank of the covenants of Shareholder contained in this Paragraph 3.

          (f) The parties to this Agreement agree that the limitations contained in this Paragraph 3 with respect to geographic area, duration and scope of activity are reasonable. However, if any court shall determine that the geographic area, duration or scope of activity of any restriction contained in this Paragraph 3 is unenforceable, it is the intention of the parties that such restriction set forth herein shall not thereby be terminated but shall be deemed amended to the extent required to render it valid and enforceable.

          (g) Shareholder represents to Surety Bank that the enforcement of the restrictions contained in this Paragraph 3 would not be unduly burdensome to Shareholder and that in order to induce Surety Bank to consummate the transactions contemplated by the Asset Agreement, Shareholder further represents and acknowledges that Shareholder is willing and able to compete in other geographical areas not prohibited by this Paragraph 3.

                               Exhibit 10.12 - 39

     4. Disclosure of Confidential Information. Shareholder recognizes and acknowledges that Shareholder had access to certain confidential information of PFC or of certain corporations affiliated with PFC related to the Business, and that all such information has been acquired by Surety Bank and constitutes valuable, special and unique property of Surety Bank and its affiliates. Shareholder agrees that for a period of three (3) years after the date hereof, Shareholder will not, without the prior written consent of Surety Bank, disclose or authorize or permit anyone under his direction to disclose to anyone not properly entitled thereto any of such confidential information. For purposes of the immediately preceding sentence, persons properly entitled to such information shall be (i) the Board of Directors of Surety Bank and such officers, employees and agents of Surety Bank or any affiliate thereof to whom such information is furnished in the normal course of business under established policies approved by Surety Bank and (ii) such outside parties as are legally entitled to or are customarily furnished such information, including banking, lending, collection, accounting and data processing institutions or agencies who or which are provided such information in the normal course of business of Surety Bank. Shareholder further agrees that upon the consummation of the transactions contemplated by the Asset Agreement Shareholder will not take with him or retain, without the prior written authorization of Surety Bank, any papers, procedural or technical manuals, customer lists, customer account analyses (including, without limitation, accounts receivable agings, customer payment histories and customer account activity reports), price books, files or other documents or copies thereof of PFC acquired by Surety Bank, or any materials, supplies, equipment or furnishings of PFC acquired by Surety Bank, or any other confidential information of any kind of PFC. In the event of a breach or threatened breach by Shareholder of the provisions of this Paragraph 4, Surety Bank and Shareholder agree that the remedy at law available to Surety Bank and its affiliates would be inadequate and Surety Bank and its affiliates shall be entitled to an injunction, without the necessity of posting bond therefor, restraining Shareholder from disclosing, in whole or in part, such confidential information. Nothing herein shall be construed as prohibiting Surety Bank and its affiliates from pursuing any other remedies, in addition to the injunctive relief available under this Paragraph 4, for such breach or threatened breach, including the recovery of damages from Shareholder.

     5.   Representations and Warranties of Shareholder.  Shareholder represents
          and   warrants  to  Surety   Bank  and  Surety   Capital  as  follows:

          (a) Authorization. Shareholder has full power and authority to enter into this Agreement and this Agreement constitutes a valid and legally binding obligation of Shareholder.

                               Exhibit 10.12 - 40

          (b) Purchase Entirely For Own Account. This Agreement is made with Shareholder in reliance upon Shareholder's representation to Surety Bank and Surety Capital, which by Shareholder's execution of this Agreement Shareholder hereby confirms, that the Stock will be acquired for investment for Shareholder's own account, not as a nominee or agent, and not with a view to the resale or distribution of any part thereof, and Shareholder has no present intention of selling, granting any participation in, or otherwise distributing the same, except in compliance with applicable federal and state securities laws. Shareholder does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participations to such person with respect to any of the Stock.

          (c) Reliance Upon Shareholder's Representations. At the time of issuance the Stock may not be registered under the Securities Act of 1933, as amended (the "Securities Act"), on the grounds that the sale provided for in this Agreement and the issuance of the Stock hereunder is exempt from registration under the Securities Act pursuant to Section 4(2) thereof, and Surety Capital's reliance on such exemption is predicated on Shareholder's representations set forth herein.

          (d) Receipt of Information. Shareholder believes that he has received all the information Shareholder considers necessary or appropriate for determining whether to acquire the Stock. Shareholder has had an opportunity to ask questions of, and receive answers from, Surety Bank and Surety Capital regarding the business, properties, prospects and financial condition of Surety Bank and Surety Capital and to obtain additional information (to the extent Surety Bank and Surety Capital possessed such information or could acquire it without unreasonable effort or expense) necessary to verify the accuracy of any information furnished to Shareholder or to which Shareholder had access.

          (e) Investment Experience and Counsel. Shareholder is experienced in evaluating and investing in securities of banks and bank holding companies, is represented by legal and/or investment advisory counsel with regard to this Agreement or has voluntarily elected to forego such counsel, can bear the economic risk of his investment in the Stock, and has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the investment in the Stock.

          (f) Restricted Securities. The Stock may not be sold, transferred or otherwise disposed of without registration under the Securities Act or an exemption therefrom, and, in the absence of an effective registration statement covering the Stock or an available exemption from registration under the Securities Act, the Stock must be held indefinitely.

          (g) Legends. Each certificate evidencing the Stock will be endorsed with the legend set forth below:

         "THE SHARES OF COMMON STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY APPLICABLE STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED UNTIL (A) A REGISTRATION STATEMENT UNDER THE ACT OR SUCH APPLICABLE STATE SECURITIES LAWS SHALL HAVE BECOME EFFECTIVE WITH REGARD THERETO, OR (B) IN THE OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY, REGISTRATION UNDER SUCH ACT OR SUCH APPLICABLE STATE SECURITIES LAWS IS NOT REQUIRED IN CONNECTION WITH SUCH PROPOSED TRANSFER."

                               Exhibit 10.12 - 41

     6.   Registration Rights.

          (a) If Surety Capital shall propose to file a registration statement with respect to any of its common stock, $0.01 par value, other than a registration relating solely to employee benefit plans or a registration relating to a corporate reorganization or other transaction under Rule 145, or a registration on any registration form that does not permit secondary sales, it will give prompt notice in writing to such effect to the Shareholder, and, at the written request of the Shareholder, made within ten (10) calendar days after the receipt of such notice, will use reasonable efforts to include therein such of the Stock as the Shareholder shall request; provided, however, that if the offering being registered by Surety Capital is underwritten (i) the rights of the Shareholder to registration hereunder shall be conditioned upon such Shareholder entering into an underwriting agreement in customary form with the underwriter and (ii) Surety Capital shall be required to include in the offering only that number of securities, including the Stock, which the underwriters determine in their sole discretion will not jeopardize the success of the offering. The Shareholder shall pay for all costs and expenses incurred by the Shareholder in connection with such registration.

          (b) Surety Capital's obligations under Paragraph 6(a) above are further expressly conditioned upon the Shareholder furnishing to Surety Capital in writing such information concerning the Shareholder and the terms of the Shareholder's proposed offering as Surety Capital shall request for inclusion in the registration statement.

          (c) If any registration statement including any of the Stock is filed, the Shareholder shall indemnify Surety Capital (and each of its officers and directors who has signed such registration statement, each director, each person, if any, who controls Surety Capital within the meaning of the Securities Act, each underwriter for Surety Capital and each person, if any, who controls such underwriter within the meaning of the Securities
               Act) against any loss, claim, damage or liability arising from any statement or omission which was made in reliance upon information furnished in writing to Surety Capital by the Shareholder for use in connection with such registration statement.

               Each party entitled to indemnification under this Paragraph 6(c) (the "Indemnified Party") shall give notice to the Shareholder promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Shareholder to assume the defense of such claim or any litigation resulting therefrom, provided that counsel for the Shareholder, who shall conduct the defense of such claim or any litigation resulting therefrom, shall be approved by the Indemnified Party, and the Indemnified Party may participate in such defense at such Indemnified Party's expense, and provided further that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Shareholder of his obligations under this Paragraph 6(c), to the extent such failure is not prejudicial. The Shareholder, in the defense of any such claim or litigation, shall not, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement that does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation. Each Indemnified Party shall furnish such information regarding itself or the claim in question as the Shareholder may reasonably request in writing and as shall be reasonably required in connection with defense of such claim and litigation therefrom.

                               Exhibit 10.12 - 42

               If the indemnification provided for in this Paragraph 6(c) is held by a court of competent jurisdiction to be unavailable to an Indemnified Party with respect to any loss, liability, claim, damage or expense referred to therein, then the Shareholder, in lieu of indemnifying such Indemnified Party hereunder, shall contribute to the amount paid or payable by such Indemnified Party as a result of such loss, liability, claim, damage or expense in such proportion as is appropriate to reflect the relative fault of the Shareholder on the one hand and of the Indemnified Party on the other in connection with the statements or omissions that resulted in such loss, liability, claim, damage or expense as well as any other relevant equitable considerations. The relative fault of the Shareholder and of the Indemnified Party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission to state a material fact relates to information supplied by the Shareholder or by the Indemnified Party and the parties' relative intent, knowledge, access to information, and opportunity to correct or prevent such statement or omission.

               Notwithstanding the foregoing, to the extent that the provisions on indemnification and contribution contained in the underwriting agreement entered into in connection with any underwritten public offering are in conflict with the foregoing provisions, the provisions in the underwriting agreement shall control.

          (d) The rights of the Shareholder to cause Surety Capital to register the Stock granted to the Shareholder are not assignable.

          (e) The rights of the Shareholder to request inclusion in any registration shall terminate on the second anniversary of the date hereof, provided the stock may then be sold by the Shareholder pursuant to Rule 144 under the Securities Act upon satisfaction of all of the requirements of Rule 144.

                               Exhibit 10.12 - 43

     7.   Miscellaneous.

          (a) Notice. Any notice required or permitted by any party to this Agreement shall be in writing and may be delivered personally to the party being given notice or to the person in charge of the office of the party being given such notice or by certified mail, return receipt requested, at the party's address indicated below. Any notice will be effective upon delivery in the case of personal delivery and upon deposit in the mail, postage prepaid, in the case of delivery by mail. The addresses of the parties are as follows:

         Surety Bank:         Bank, National Association
                              Attn: Mr. Bobby W. Hackler
                              1845 Precinct Line Road, Suite 100
                              Hurst, Texas 76054

         Surety Capital:      Surety Capital Corporation
                              Attn: Mr. Bobby W. Hackler
                              1845 Precinct Line Road, Suite 100
                              Hurst, Texas 76054

         With Copy to:        Tracy & Holland, L.L.P.
                              Attn: Ms. Margaret E. Holland
                              306 West Seventh Street, Suite 500
                              Fort Worth, Texas 76102

         Shareholder:         Mr. Lawrence C. Blanton
                              5334 Mercedes Avenue
                              Dallas, Texas  75206

The names and addresses of persons to receive notice as stated in this Paragraph 7(a) may be changed by notice given in accordance with this Paragraph 7(a).

          (b) No Right to Continued Contractual Relationship. The Stock granted pursuant to this Agreement shall not confer upon Shareholder any right with respect to the continuance of any contractual relationship between Surety Bank and Shareholder, nor shall it interfere in any way with the right, if any, of Surety Bank to terminate any such contractual relationship at any time.

          (c) Further Actions. At any time and from time to time, each party agrees, without further consideration, to take such actions and to execute and deliver such documents as may be reasonably necessary to effect the purposes of this Agreement.

          (d) Modification. This Agreement shall not be varied, altered, modified, changed or in any way amended except by an instrument in writing executed by all parties hereto.

          (e) Entire Agreement. This Agreement constitutes the whole agreement of the parties and supersedes any commitment, memorandum or previous understanding made by the parties with respect to the subject matter of this Agreement.

                               Exhibit 10.12 - 44

          (f) Counterparts. This Agreement may be executed in multiple counterparts, each of which shall constitute one and the same instrument. The counterpart executed and held by Surety Bank shall control in the event of any dispute or in cases of differences between the counterparts.

          (g) Application of Texas Law. The validity and effect of this Agreement shall be governed by and construed and enforced in accordance with the laws of the state of Texas (without reference to the laws of another jurisdiction). The venue for all actions relating to this Agreement shall be in Tarrant County, Texas.

         EXECUTED on the date first above written.

SURETY BANK:             SURETY BANK, NATIONAL ASSOCIATION



                         By: /s/ Bobby W. Hackler
                             Bobby W. Hackler, President

SURETY CAPITAL:          SURETY CAPITAL CORPORATION



                         By: /s/ Bobby W. Hackler
                             Bobby W. Hackler, Senior Vice
                             President and Secretary

SHAREHOLDER:                 /s/ Lawrence C. Blanton
                             Lawrence C. Blanton


                               Exhibit 10.12 - 45

                                 NON-COMPETITION
                          AND CONFIDENTIALITY AGREEMENT


         This Non-Competition and Confidentiality Agreement ("Agreement") is entered into this 15th day of March, 1996 by and between Surety Bank, National Association, a national banking association ("Surety Bank") with its principal offices located at 1845 Precinct Line Road, Suite 100, Hurst, Texas 76054, Surety Capital Corporation, a Delaware corporation ("Surety Capital") with its principal offices located at 1845 Precinct Line Road, Suite 100, Hurst, Texas 76054, and Bill M. Ward ("Shareholder") of 950 Galiceno, Wylie, Texas 75098.

         WHEREAS, Surety Bank and Providers Funding Corporation, a Texas corporation ("PFC") entered into an agreement dated March 15, 1996 (the "Asset Agreement"), pursuant to which Surety Bank agreed to purchase all of the assets and assume certain of the liabilities of PFC on the terms and conditions set forth in the Asset Agreement; and

         WHEREAS, Shareholder is an officer, director and shareholder of PFC;
and

         WHEREAS, Shareholder has substantial experience in the business of medical claims factoring; and

         WHEREAS, the execution and delivery of this Agreement by Shareholder, as provided in the Asset Agreement, and the promise of Shareholder to perform his obligations hereunder, is a condition to Surety Bank's obligation to consummate the transactions contemplated by the Asset Agreement, and Surety Bank would not consummate the transactions contemplated by the Asset Agreement absent the execution and delivery by Shareholder of this Agreement; and

         WHEREAS, Surety Bank and Shareholder desire to set forth herein their understandings and agreements;

         NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, the parties agree as follows:

     1.   Definitions.

          (a) "Business" means the business of medical claims factoring, including but not limited to such related activities as electronic filings of claims and billing and collection services.

     2.   Compensation.

          (a) In consideration of the covenants and agreements of Shareholder in this Agreement and the consummation of the transactions contemplated by the Asset Agreement, Surety Capital shall within thirty (30) days of the date of this Agreement, grant to Shareholder, on the terms and conditions set forth in this Agreement, shares of common stock, $0.01 par value, of Surety Capital (the "Stock"), in such amount as set forth in Paragraph 2(b). The certificate or certificates for the Stock shall be registered in the name of Shareholder.

                               Exhibit 10.12 - 46

          (b) The amount of Stock shall be determined by dividing $33,333.00 by the closing price of Surety Capital common stock on the American Stock Exchange, Inc. as of the close of business on the day immediately preceding the Closing Date.

     3.   Non-Competition Agreement.

          (a) Shareholder agrees that for a period commencing upon the date hereof and ending upon the third anniversary date thereof, unless extended pursuant to the terms hereof, Shareholder will not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, shareholder, officer, director, or in any other individual or representative capacity, engage or participate in or otherwise become affiliated with any company or other entity which has not as of the date hereof been engaged continuously for at least two (2) years immediately prior to the date hereof in a business that is competitive with the Business within any state in which PFC is conducting or has conducted, within two (2) years immediately preceding the date hereof, the Business; provided, however, that nothing herein shall prevent Shareholder from being an employee of, or consultant to, a company or other entity (other than PFC) which has carried on a medical claims factoring business for at least two (2) years immediately preceding the date hereof.

          (b) Shareholder further agrees that for a period commencing upon the date hereof and ending upon the third anniversary date thereof, unless extended pursuant to the terms hereof, Shareholder will not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, shareholder, officer, director, or in any other individual or representative capacity,
               (i) make known to any person, firm or corporation the names and addresses of any of the customers of the Business or contacts of PFC within the Business or any other information pertaining to such persons or (ii) call on, solicit or take away, or attempt to call on, solicit or take away, any customers of the Business, including actively sought prospective customers, on whom Shareholder called on or with whom Shareholder became acquainted during Shareholder's association with PFC, whether for Shareholder or for any other person, firm or corporation.

          (c) Shareholder further agrees that for a period commencing upon the date hereof and ending upon the third anniversary date thereof, unless extended pursuant to the terms hereof, Shareholder will not, directly or indirectly, either as an employee, employer, consultant, agent, principal, partner, shareholder, officer, director, or in any other individual or representative capacity, recruit or hire, or attempt to recruit or hire, directly or by assisting others, any employee of PFC who is employed by PFC in the Business on the date hereof Date or who has been employed by PFC in the Business at any time within one (1) year prior to the date hereof.

                               Exhibit 10.12 - 47

          (d) Shareholder agrees that a breach or violation of this covenant not to compete by such Shareholder shall entitle Surety Bank, as a matter of right, to an injunction issued by any court of competent jurisdiction, restraining any further or continued breach or violation of this covenant. Such right to an injunction shall be cumulative and in addition to, and not in lieu of, any other remedies to which Surety Bank may show itself justly entitled. Further, during any period in which Shareholder is in breach of this covenant not to compete, the time period of this covenant shall be extended for an amount of time that Shareholder is in breach hereof, provided that Surety Bank seeks enforcement promptly after discovery of the violation.

          (e) The representations and covenants contained in this Paragraph 3 on the part of Shareholder will be construed as ancillary to and independent of any other provision of this Agreement, and the existence of any claim or cause of action of Shareholder against Surety Bank or any officer, director or shareholder of Surety Bank, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by Surety Bank of the covenants of Shareholder contained in this Paragraph 3.

          (f) The parties to this Agreement agree that the limitations contained in this Paragraph 3 with respect to geographic area, duration and scope of activity are reasonable. However, if any court shall determine that the geographic area, duration or scope of activity of any restriction contained in this Paragraph 3 is unenforceable, it is the intention of the parties that such restriction set forth herein shall not thereby be terminated but shall be deemed amended to the extent required to render it valid and enforceable.

          (g) Shareholder represents to Surety Bank that the enforcement of the restrictions contained in this Paragraph 3 would not be unduly burdensome to Shareholder and that in order to induce Surety Bank to consummate the transactions contemplated by the Asset Agreement, Shareholder further represents and acknowledges that Shareholder is willing and able to compete in other geographical areas not prohibited by this Paragraph 3.

                               Exhibit 10.12 - 48

     4. Disclosure of Confidential Information. Shareholder recognizes and acknowledges that Shareholder had access to certain confidential information of PFC or of certain corporations affiliated with PFC related to the Business, and that all such information has been acquired by Surety Bank and constitutes valuable, special and unique property of Surety Bank and its affiliates. Shareholder agrees that for a period of three (3) years after the date hereof, Shareholder will not, without the prior written consent of Surety Bank, disclose or authorize or permit anyone under his direction to disclose to anyone not properly entitled thereto any of such confidential information. For purposes of the immediately preceding sentence, persons properly entitled to such information shall be (i) the Board of Directors of Surety Bank and such officers, employees and agents of Surety Bank or any affiliate thereof to whom such information is furnished in the normal course of business under established policies approved by Surety Bank and (ii) such outside parties as are legally entitled to or are customarily furnished such information, including banking, lending, collection, accounting and data processing institutions or agencies who or which are provided such information in the normal course of business of Surety Bank. Shareholder further agrees that upon the consummation of the transactions contemplated by the Asset Agreement Shareholder will not take with him or retain, without the prior written authorization of Surety Bank, any papers, procedural or technical manuals, customer lists, customer account analyses (including, without limitation, accounts receivable agings, customer payment histories and customer account activity reports), price books, files or other documents or copies thereof of PFC acquired by Surety Bank, or any materials, supplies, equipment or furnishings of PFC acquired by Surety Bank, or any other confidential information of any kind of PFC. In the event of a breach or threatened breach by Shareholder of the provisions of this Paragraph 4, Surety Bank and Shareholder agree that the remedy at law available to Surety Bank and its affiliates would be inadequate and Surety Bank and its affiliates shall be entitled to an injunction, without the necessity of posting bond therefor, restraining Shareholder from disclosing, in whole or in part, such confidential information. Nothing herein shall be construed as prohibiting Surety Bank and its affiliates from pursuing any other remedies, in addition to the injunctive relief available under this Paragraph 4, for such breach or threatened breach, including the recovery of damages from Shareholder.

     5.   Representations and Warranties of Shareholder.  Shareholder represents
          and   warrants  to  Surety   Bank  and  Surety   Capital  as  follows:

          (a) Authorization. Shareholder has full power and authority to enter into this Agreement and this Agreement constitutes a valid and legally binding obligation of Shareholder.

          (b) Purchase Entirely For Own Account. This Agreement is made with Shareholder in reliance upon Shareholder's representation to Surety Bank and Surety Capital, which by Shareholder's execution of this Agreement Shareholder hereby confirms, that the Stock will be acquired for investment for Shareholder's own account, not as a nominee or agent, and not with a view to the resale or distribution of any part thereof, and Shareholder has no present intention of selling, granting any participation in, or otherwise distributing the same, except in compliance with applicable federal and state securities laws. Shareholder does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participations to such person with respect to any of the Stock.

                               Exhibit 10.12 - 49

          (c) Reliance Upon Shareholder's Representations. At the time of issuance the Stock may not be registered under the Securities Act of 1933, as amended (the "Securities Act"), on the grounds that the sale provided for in this Agreement and the issuance of the Stock hereunder is exempt from registration under the Securities Act pursuant to Section 4(2) thereof, and Surety Capital's reliance on such exemption is predicated on Shareholder's representations set forth herein.

          (d) Receipt of Information. Shareholder believes that he has received all the information Shareholder considers necessary or appropriate for determining whether to acquire the Stock. Shareholder has had an opportunity to ask questions of, and receive answers from, Surety Bank and Surety Capital regarding the business, properties, prospects and financial condition of Surety Bank and Surety Capital and to obtain additional information (to the extent Surety Bank and Surety Capital possessed such information or could acquire it without unreasonable effort or expense) necessary to verify the accuracy of any information furnished to Shareholder or to which Shareholder had access.

          (e) Investment Experience and Counsel. Shareholder is experienced in evaluating and investing in securities of banks and bank holding companies, is represented by legal and/or investment advisory counsel with regard to this Agreement or has voluntarily elected to forego such counsel, can bear the economic risk of his investment in the Stock, and has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the investment in the Stock.

          (f) Restricted Securities. The Stock may not be sold, transferred or otherwise disposed of without registration under the Securities Act or an exemption therefrom, and, in the absence of an effective registration statement covering the Stock or an available exemption from registration under the Securities Act, the Stock must be held indefinitely.

          (g) Legends. Each certificate evidencing the Stock will be endorsed with the legend set forth below:

         "THE SHARES OF COMMON STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY APPLICABLE STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED UNTIL (A) A REGISTRATION STATEMENT UNDER THE ACT OR SUCH APPLICABLE STATE SECURITIES LAWS SHALL HAVE BECOME EFFECTIVE WITH REGARD THERETO, OR (B) IN THE OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY, REGISTRATION UNDER SUCH ACT OR SUCH APPLICABLE STATE SECURITIES LAWS IS NOT REQUIRED IN CONNECTION WITH SUCH PROPOSED TRANSFER."

                               Exhibit 10.12 - 50

     6.   Registration Rights.

          (a) If Surety Capital shall propose to file a registration statement with respect to any of its common stock, $0.01 par value, other than a registration relating solely to employee benefit plans or a registration relating to a corporate reorganization or other transaction under Rule 145, or a registration on any registration form that does not permit secondary sales, it will give prompt notice in writing to such effect to the Shareholder, and, at the written request of the Shareholder, made within ten (10) calendar days after the receipt of such notice, will use reasonable efforts to include therein such of the Stock as the Shareholder shall request; provided, however, that if the offering being registered by Surety Capital is underwritten (i) the rights of the Shareholder to registration hereunder shall be conditioned upon such Shareholder entering into an underwriting agreement in customary form with the underwriter and (ii) Surety Capital shall be required to include in the offering only that number of securities, including the Stock, which the underwriters determine in their sole discretion will not jeopardize the success of the offering. The Shareholder shall pay for all costs and expenses incurred by the Shareholder in connection with such registration.

          (b) Surety Capital's obligations under Paragraph 6(a) above are further expressly conditioned upon the Shareholder furnishing to Surety Capital in writing such information concerning the Shareholder and the terms of the Shareholder's proposed offering as Surety Capital shall request for inclusion in the registration statement.

          (c) If any registration statement including any of the Stock is filed, the Shareholder shall indemnify Surety Capital (and each of its officers and directors who has signed such registration statement, each director, each person, if any, who controls Surety Capital within the meaning of the Securities Act, each underwriter for Surety Capital and each person, if any, who controls such underwriter within the meaning of the Securities
               Act) against any loss, claim, damage or liability arising from any statement or omission which was made in reliance upon information furnished in writing to Surety Capital by the Shareholder for use in connection with such registration statement.

                               Exhibit 10.12 - 51

               Each party entitled to indemnification under this Paragraph 6(c) (the "Indemnified Party") shall give notice to the Shareholder promptly after such Indemnified Party has actual knowledge of any claim as to which indemnity may be sought, and shall permit the Shareholder to assume the defense of such claim or any litigation resulting therefrom, provided that counsel for the Shareholder, who shall conduct the defense of such claim or any litigation resulting therefrom, shall be approved by the Indemnified Party, and the Indemnified Party may participate in such defense at such Indemnified Party's expense, and provided further that the failure of any Indemnified Party to give notice as provided herein shall not relieve the Shareholder of his obligations under this Paragraph 6(c), to the extent such failure is not prejudicial. The Shareholder, in the defense of any such claim or litigation, shall not, except with the consent of each Indemnified Party, consent to entry of any judgment or enter into any settlement that does not include as an unconditional term thereof the giving by the claimant or plaintiff to such Indemnified Party of a release from all liability in respect to such claim or litigation. Each Indemnified Party shall furnish such information regarding itself or the claim in question as the Shareholder may reasonably request in writing and as shall be reasonably required in connection with defense of such claim and litigation therefrom.

               If the indemnification provided for in this Paragraph 6(c) is held by a court of competent jurisdiction to be unavailable to an Indemnified Party with respect to any loss, liability, claim, damage or expense referred to therein, then the Shareholder, in lieu of indemnifying such Indemnified Party hereunder, shall contribute to the amount paid or payable by such Indemnified Party as a result of such loss, liability, claim, damage or expense in such proportion as is appropriate to reflect the relative fault of the Shareholder on the one hand and of the Indemnified Party on the other in connection with the statements or omissions that resulted in such loss, liability, claim, damage or expense as well as any other relevant equitable considerations. The relative fault of the Shareholder and of the Indemnified Party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission to state a material fact relates to information supplied by the Shareholder or by the Indemnified Party and the parties' relative intent, knowledge, access to information, and opportunity to correct or prevent such statement or omission.

               Notwithstanding the foregoing, to the extent that the provisions on indemnification and contribution contained in the underwriting agreement entered into in connection with any underwritten public offering are in conflict with the foregoing provisions, the provisions in the underwriting agreement shall control.

          (d) The rights of the Shareholder to cause Surety Capital to register the Stock granted to the Shareholder are not assignable.

          (e) The rights of the Shareholder to request inclusion in any registration shall terminate on the second anniversary of the date hereof, provided the stock may then be sold by the Shareholder pursuant to Rule 144 under the Securities Act upon satisfaction of all of the requirements of Rule 144.

                               Exhibit 10.12 - 52

     7.   Miscellaneous.

          (a) Notice. Any notice required or permitted by any party to this Agreement shall be in writing and may be delivered personally to the party being given notice or to the person in charge of the office of the party being given such notice or by certified mail, return receipt requested, at the party's address indicated below. Any notice will be effective upon delivery in the case of personal delivery and upon deposit in the mail, postage prepaid, in the case of delivery by mail. The addresses of the parties are as follows:

         Surety Bank:         Surety Bank, National Association
                              Attn: Mr. Bobby W. Hackler
                              1845 Precinct Line Road, Suite 100
                              Hurst, Texas 76054

         Surety Capital:      Surety Capital Corporation
                              Attn: Mr. Bobby W. Hackler
                              1845 Precinct Line Road, Suite 100
                              Hurst, Texas 76054

         With Copy to:        Tracy & Holland, L.L.P.
                              Attn: Ms. Margaret E. Holland
                              306 West Seventh Street, Suite 500
                              Fort Worth, Texas 76102

         Shareholder:         Mr. Bill M. Ward
                              950 Galiceno
                              Wylie, Texas  75098

The names and addresses of persons to receive notice as stated in this Paragraph 7(a) may be changed by notice given in accordance with this Paragraph 7(a).

          (b) No Right to Continued Contractual Relationship. The Stock granted pursuant to this Agreement shall not confer upon Shareholder any right with respect to the continuance of any contractual relationship between Surety Bank and Shareholder, nor shall it interfere in any way with the right, if any, of Surety Bank to terminate any such contractual relationship at any time.

          (c) Further Actions. At any time and from time to time, each party agrees, without further consideration, to take such actions and to execute and deliver such documents as may be reasonably necessary to effect the purposes of this Agreement.

          (d) Modification. This Agreement shall not be varied, altered, modified, changed or in any way amended except by an instrument in writing executed by all parties hereto.

          (e) Entire Agreement. This Agreement constitutes the whole agreement of the parties and supersedes any commitment, memorandum or previous understanding made by the parties with respect to the subject matter of this Agreement.

                               Exhibit 10.12 - 53

          (f) Counterparts. This Agreement may be executed in multiple counterparts, each of which shall constitute one and the same instrument. The counterpart executed and held by Surety Bank shall control in the event of any dispute or in cases of differences between the counterparts.

          (g) Application of Texas Law. The validity and effect of this Agreement shall be governed by and construed and enforced in accordance with the laws of the state of Texas (without reference to the laws of another jurisdiction). The venue for all actions relating to this Agreement shall be in Tarrant County, Texas.

         EXECUTED on the date first above written.

SURETY BANK:                  SURETY BANK, NATIONAL ASSOCIATION



                              By: /s/ Bobby W. Hackler
                                  Bobby W. Hackler, President

SURETY CAPITAL:               SURETY CAPITAL CORPORATION



                              By: /s/ Bobby W. Hackler
                                  Bobby W. Hackler, Senior Vice
                                  President and Secretary

SHAREHOLDER:

                                  /s/ Bill M. Ward
                                  Bill M. Ward


                               Exhibit 10.12 - 54

                                                                 EXHIBIT 21

                   SUBSIDIARIES OF SURETY CAPITAL CORPORATION

                                                       Jurisdiction
           Subsidiary                                 of Organization
           ----------                                 ---------------
Surety Bank, National Association               National Banking Association


                                 Exhibit 21 - 1

                                                                 EXHIBIT 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation by reference in the registration statement of Surety Capital Corporation on Form S-3 (File No. 33-89264) and Form S-3 (File No. 33-44893) of our report dated January 22, 1996, except for the first paragraph of Note 18, which the date is February 28, 1996, the second paragraph of Note 18, which the date is February 29, 1996, and the third paragraph of Note 18, which the date is March 15, 1996 on our audits of the consolidated financial statements of Surety Capital Corporation as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, which report is included in the Annual Report on Form 10-K for the year ended December 31, 1995. We also consent to the reference to our firm under the caption "Experts."


/s/Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.

Fort Worth, Texas
March 29, 1996



                                 Exhibit 23 - 1

                                                                 EXHIBIT 24

                           SPECIAL POWER OF ATTORNEY

     The undersigned hereby appoint C. Jack Bean and Bobby W. Hackler, and each of them severally, as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission the Annual Report on Form 10-K of Surety Capital Corporation (the "Form 10-K") for the fiscal year ended December 31, 1995, with said attorneys and agents to have full power and authority to do and perform in the name of and on behalf of the undersigned, every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as the undersigned might or could do in person, such power to extend to the execution of any amendment to the Form 10-K.

     Executed this 26th day of March, 1996.


                                   /s/ C. Jack Bean
                                   C. Jack Bean


                                   /s/ William B. Byrd
                                   William B. Byrd


                                   /s/ Bobby W. Hackler
                                   Bobby W. Hackler


                                   /s/ Joseph S. Hardin
                                   Joseph S. Hardin


                                   /s/ G.M. Heinzelmann, III
                                   G.M. Heinzelmann, III


                                   /s/ Michael L. Milam
                                   Michael L. Milam


                                   /s/ Garrett Morris
                                   Garrett Morris


                                   /s/ Cullen W. Turner
                                   Cullen W. Turner

                                 Exhibit 24 - 1