Form 10-Q
period 1996-03-31
SURETY CAPITAL CORP /DE/
filed 1996-05-15
CIK 784932

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

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

Yes   x    No____

Common stock outstanding on May 7, 1996, 5,746,512 shares

                           SURETY CAPITAL CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
- - ------------------------------                                          --------

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 1996
and December 31, 1995 (unaudited)                                              3

Consolidated Statements of Income for the
Three Months Ended March 31, 1996 and 1995 (unaudited)                         4

Consolidated  Statements of Shareholders' Equity of the Three
Months  Ended March 31, 1996 and for the Year Ended  December
31, 1995 (unaudited)                                                           5

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 1996 and 1995 (unaudited)                                            6

Notes to Consolidated Financial Statements                                     8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     13

PART II.  -  OTHER INFORMATION

Item 1.            Legal Proceedings                                          18

Item 2.            Changes in Securities                                      18

Item 3.            Defaults Upon Senior Securities                            18

Item 4.            Submission of Matters to a Vote of Security Holders        18

Item 5.            Other Information                                          18

Item 6.            Exhibits and Reports on Form 8-K                           19

                           SURETY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995
                                   (unaudited)

                                     ASSETS
                                                    March 31,       December 31,
                                                     1996              1995
                                                 --------------    -------------
Assets:
  Cash and due from banks                           $7,197,345       $4,727,018
  Federal funds sold                                28,741,000       18,490,000
  Interest bearing deposits
   in financial institutions                           756,718        1,046,297
  Investment securities:
  Available-for-sale                                19,929,179       10,128,157
  Held-to-maturity                                  21,846,756       13,780,538
                                                 ---------------   -------------
    Total investment securities                     41,775,935       23,908,695

  Loans                                             88,431,577       68,991,700
  Less:  Unearned interest                          (2,250,953)      (1,889,461)
    Allowance for credit losses                     (1,302,492)        (702,927)
                                                 ---------------  --------------
  Net loans                                         84,878,132       66,399,312

  Premises and equipment, net                        3,962,229        2,775,688
  Accrued interest receivable                        1,186,177          781,031
  Other real estate and repossessed assets             685,935           85,528
  Other assets                                       1,206,417          467,147
  Excess of cost over fair value of net assets
   acquired, net of accumulated amortization of
   $408,312 and $359,572 at March 31, 1996 and
   December 31, 1995, respectively                   6,142,549        2,658,557
                                                   -------------    ------------

      Total assets                                $176,532,437     $121,339,273
                                                 ==============    =============
Liabilities and shareholders equity:
  Demand deposits                                  $22,604,592      $13,182,888
  Savings, NOW and money markets                    39,509,684       30,612,855
  Time deposits, $100,000 and over                  20,390,377       15,472,674
  Other time deposits                               74,176,797       50,330,085
                                                 ---------------   -------------
      Total deposits                               156,681,450      109,598,502

  Note payable                                           -              375,000
  Accrued interest payable and other liabilities     1,652,376        1,071,299
                                                  ---------------  -------------

      Total liabilities                            158,333,826      111,044,801
                                                 ---------------  --------------

Commitments and contingent liabilities

Shareholders' equity:
  Preferred stock, $.01 par value,
   1,000,000 shares  authorized, none issued at
   March 31, 1996 and December 31, 1995                    -                 -
   Common stock, $.01 par value, 20,000,000 shares
   authorized,   5,758,429 and 3,516,595 shares
   issued at March 31, 1996 and December 31,   1995,
   respectively, and 5,746,512 and 3,506,429
   outstanding at March 31, 1996 and December 31,
   1995, respectively                                   57,584           35,166
 Additional paid-in capital                         17,132,871        9,356,469
 Retained earnings                                   1,055,694          811,784
 Treasury stock, 11,917 shares at March 31, 1996
  and 10,166 shares at December 31, 1995
  carried at cost                                      (56,959)         (50,830)
 Unrealized gain on available-for-sale securities,
  net of tax                                             9,421          141,883
                                                 ---------------    ------------
     Total shareholders' equity                     18,198,611       10,294,472
                                                  --------------  --------------

     Total liabilities and shareholders' equity   $176,532,437     $121,339,273
                                                 ===============  ==============

                           SURETY CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               for the three months ended March 31, 1996 and 1995
                                   (unaudited)

                                                 March 31,             March 31,
                                                   1996                   1995
                                                -----------           ----------
Interest income:
Commercial and real estate loans                 $1,093,805            $903,848
Consumer loans                                      333,669             255,089
Insurance premium financing                         680,901             648,178
Federal funds sold                                  342,506             153,358
Investment securities:
Taxable                                             404,255             100,558
Tax-exempt                                           76,508             120,662
Interest bearing deposits                            19,004              28,640
                                                -----------           ----------

Total interest inco                               2,950,648           2,210,333
                                                -----------           ----------

Interest expense:
Savings, NOW and money market                       244,542             189,831
Time deposits, $100,000 and over                    270,330             192,591
Other time deposits                                 699,152             348,654
Other interest expense                                6,612              50,055
                                                -----------           ----------

Total interest expense                            1,220,636             781,131
                                                -----------           ----------

Net interest income before
provision for credit loss                         1,730,012           1,429,202
                                                -----------           ----------

Provision for credit losses                          30,000              45,000
                                                -----------           ----------

Net interest income                               1,700,012           1,384,202
                                                -----------           ----------

Noninterest income                                  397,269             368,292
                                                -----------           ----------

Noninterest expense:
Salaries and employee benefits                      901,179             707,219
Occupancy and equipment                             265,848             218,687
General and administrative                          566,818             515,355
                                                -----------           ----------

     Total noninterest expense                    1,733,845           1,441,261
                                                -----------           ----------

     Income before income taxes                     363,436             311,233

Income tax expenses:
     Current                                        119,526             100,869
     Deferred
                                                -----------          -----------

     Net income                                    $243,910            $210,364
                                                ===========          ===========

Net income per share of common stock                  $0.06               $0.07
                                                ===========          ===========

Weighted average shares outstanding               4,319,721           3,113,483
                                                ===========          ===========

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  for the three months ended March 31, 1996 and
                      for the year ended December 31, 1995
                                   (unaudited)


                                                                                                    Unrealized
                                                                                                       Gain/
                                                                       Accumulate                    (Loss) on
                                     Common Stock       Additional      Retained                     Available-
                                 ---------------------
                                               Par        Paid-in      Earnings/      Treasury       for-Sale         Total
                                   Shares     Value       Capital      (Deficit)        Stock       Securities       Equity
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------
Balance at December 31, 1994      3,040,829   $30,408    $8,113,214      $(75,102)            -        $(2,839)     $8,065,681

Sale of Common Stock                459,500     4,595     1,192,587                                                  1,197,182

Purchase of Treasury Stock                                                              $(50,830)                      (50,830)

Net Income                                                                886,886                                      886,886

Exercise of stock options            16,266       163        50,668                                                     50,831

Change in unrealized
gain/(losses)
   on available-for-sale
securities,
   net of income taxes                                                                                 144,722         144,722
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------

 Balance at December 31, 1995     3,516,595    35,166     9,356,469       811,784        (50,830)      141,883      10,294,472

Sale of Common Stock              2,239,218    22,392     7,770,299                                                  7,792,691

Purchase of Treasury Stock                                                                (6,129)                       (6,129)

Net Income                                                                243,910                                      243,910

Exercise of stock options             2,616        26         6,103                                                      6,129

Change in unrealized
gain/(losses)
   on available-for-sale
securities,
   net of income taxes                                                                                 (132,462)      (132,462)
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------

 Balance at March 31, 1996        5,758,429   $57,584   $17,132,871    $1,055,694       $(56,959)        $9,421    $18,198,611
                                 =========== =========  ============  ============= ============== ==============  ============


                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1996 and 1995
                                   (unaudited)



                                                                                            March 31,
                                                                               ------------------------------------
                                                                                    1996                1995
                                                                               ----------------    ----------------
Cash flows from operating activities:
   Net income                                                                         $243,910            $210,364
   Adjustments to reconcile net income to net
       cash (used in) provided by operating activities:
           Provision for credit losses                                                  30,000              45,000
           Provision for depreciation                                                  132,125             116,698
           Amortization of intangible assets                                            48,741              27,262
           Gain on sale or disposal of assets                                                                  100
           Net increase in unearned interest on loans                                  154,154             204,473
           Net (increase) decrease in other assets                                    (584,397)             81,879
           Net increase (decrease) in accrued interest payable and other              (131,861)             23,289
                liabilities
                                                                               ----------------    ----------------

                    Net cash (used in) provided by operating activities               (107,328)            709,065
                                                                               ----------------    ----------------

Cash flows from investing activities:
   Net increase in loans                                                              (633,284)         (1,973,727)
   Payments received on purchased medical claims receivables                         4,086,207           3,169,910
   Purchases of medical claims receivables                                          (3,593,814)         (4,940,209)
   Purchases of available-for-sale securities                                       (4,702,650)
   Proceeds from sales of available-for-sale securities                                                  4,736,538
   Proceeds from maturities of available-for-sale securities                         3,850,040             204,832
   Purchases of held-to-maturity securities                                         (1,992,500)           (982,073)
   Proceeds from maturities of held-to-maturity securities                           6,015,000           1,114,252
   Proceeds from maturities of interest bearing deposits in financial                  563,821              95,833
institutions
   Purchases of bank premises and equipment                                            (48,265)            (64,627)
   Direct cost incurred for bank acquisition                                           (96,542)
   Net cash acquired through acquisition                                             4,117,116
                                                                               ----------------    ----------------

            Net cash provided by investing activities                                7,565,129           1,360,729
                                                                               ----------------    ----------------

Cash flows from financing activities:
   Net decrease in deposits                                                         (2,154,165)         (1,909,611)
   Principal payments on notes payable                                                (375,000)
   Purchase of treasury stock                                                           (6,129)
   Exercise of stock options                                                             6,129
   Proceeds from the sale of stock                                                   7,792,691
                                                                               ----------------    ----------------

            Net cash provided by (used in) financing activities                      5,263,526          (1,909,611)
                                                                               ----------------    ----------------

Net increase in cash and cash equivalents                                           12,721,327             160,183

Beginning cash and cash equivalents                                                 23,217,018          11,194,360
                                                                               ----------------    ----------------

Ending cash and cash equivalents                                                   $35,938,345         $11,354,543
                                                                               ================    ================


                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1996 and 1995
                                   (unaudited)


                                                                                        March 31,
                                                                           ------------------------------------
                                                                                1996                1995
                                                                           ----------------    ----------------
Supplemental disclosure:
   Cash paid during the period for interest                                     $1,244,174            $761,871
   Cash paid during the period for federal income taxes                           $255,000              $6,233

Supplemental schedule of investing activities:

   Net cash acquired through acquisitions:
      Interest bearing deposits in financial institutions                         $274,242
      Investment securities                                                     21,214,629
      Net loans                                                                 18,476,948
      Premises and equipment, net                                                1,270,401
      Other assets                                                                 896,832
      Excess of cost over fair value of net assets acquired                      3,641,666
      Deposits                                                                 (49,237,113)
      Other liabilities                                                           (654,721)
                                                                           ----------------    ----------------

Net cash acquired through acquisitions                                        $ (4,117,116)
                                                                           ================    ================


                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        Basis of Presentation:

          The condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1996, and the results of its operations and its cash flows for the indicated periods have been included. The results of operations for such interim period are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

2.        Acquisitions:

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

          At the closing, Surety Bank assumed deposits and other liabilities totaling approximately $16,642,000. In addition, Surety Bank acquired certain small business and consumer loans totaling approximately $875,000, certain real property, furniture and equipment related to the Waxahachie Branch totaling approximately $271,000, and cash and other assets totaling approximately $15,496,000. After paying a deposit premium of two percent (2%) on the deposits assumed totaling approximately $331,000, Surety Bank received approximately $15,419,000 in cash from Bank One as consideration for the net deposit liabilities assumed. The Waxahachie Branch and deposits acquired in the acquisition have been incorporated into Surety Bank's existing branch network.

          First National Bank, Midlothian, Texas

          On February 28, 1996, the Company completed a primary and secondary offering of its Common Stock. The offering was underwritten by Hoefer & Arnett, Incorporated, a San Francisco investment banking firm. A total of 2,388,759 shares of Common Stock were sold in the offering at a price of $3.75 per share, including 288,759 shares of Common Stock sold as an over-allotment and 174,939 shares of Common Stock held by a shareholder of the Company. The proceeds from this offering were used by the Company to finance the acquisition of First National Bank, Midlothian, Texas, to retire the Company's outstanding bank debt and for general corporate purposes.

          On February 29, 1996 the Company completed the acquisition of First National Bank, Midlothian, Texas ("First National"), through the consolidation of First National and Surety Bank. In connection with the transaction, Surety Bank changed its main office to the former main office of First National in Midlothian, Texas, and operates its own former main office in Lufkin, Texas as a branch. Effective April 18, 1996, Surety Bank changed the location of its main office to Hurst, Texas, and operates its former main office in Midlothian, Texas as a branch.

     2.    Acquisitions continued:

          With the completion of this acquisition, Surety Bank increased its asset size by approximately 42%. As of December 31, 1995, First National had total assets of $51,253,000, and Surety Bank's total assets as of the same date were $121,262,000. In the transaction, a subsidiary of Surety Bank was first merged with and into First National's parent holding company, First Midlothian Corporation ("First Midlothian"), pursuant to which merger the shareholders of First Midlothian received cash in exchange for their shares of capital stock of First Midlothian in an amount equal to approximately one hundred fifty percent (150%) of the book value of First National. Immediately following the merger, First National and Surety Bank consolidated under the charter of Surety Bank.

          The acquisition has been accounted for as a purchase in the accompanying consolidated financial statements. The assets and liabilities of First National have been recorded at their fair values as of February 29, 1996.

          Included in the accompanying consolidated financial statements are the following amounts for First National as of March 31, 1996 and for the three months ended March 31, 1996:

                 Balance sheet data:
                     Cash and due from banks                     $   1,414,857
                     Federal funds sold                              9,155,000
                     Investment securities                          21,241,467
                     Net loans                                      17,672,424
                     Premises and equipment, net                     1,249,918
                     Accrued interest receivable                       480,405
                     Other assets                                      560,384
                                                                 -------------

                     Total assets                                $  51,774,455
                                                                 =============

                 Income statement data:
                     Total interest income                       $     313,798
                     Total interest expense                            139,060
                     Other income                                       37,387
                     Noninterest expense                               143,326
                                                                 -------------

                     Net income                                  $      68,799
                                                                 =============

          The consolidated results of operations include the operations of First National subsequent to March 1, 1996. The unaudited information for the three months ended March 31, 1996 and the unaudited pro forma information for the three months ended March 31, 1995, presented below, reflect the acquisition of First National, as if it had been acquired as of January 1, 1995. Pro forma adjustments consisting of a provision for income taxes and interest expense have been made to properly reflect the unaudited pro forma information.

                                                         Three Months Ended               Three Months Ended
                                                         March 31, 1996                    March 31, 1995
                                                         --------------                    --------------
              Interest income                                $2,950,648                        $2,698,333
              Net income                                       (179,764)                          317,364
              Net (loss) income per share of common stock        ($0.04)                            $0.10

     2.    Acquisitions continued:

          Providers Funding Corporation

          On March 15, 1996, Surety Bank completed the acquisition of Providers Funding Corporation ("PFC"), a Dallas-based medical claims servicing company. The acquisition was accomplished through the purchase of certain assets and the assumption of certain liabilities of PFC by Surety Bank. Surety Bank used cash on hand to fund this purchase. Surety Bank will operate PFC as a division titled "Providers Funding a division of Surety Bank, N.A." PFC's former president, Barry T. Carroll, has joined Surety Bank to head up the division.


3.        Investment Securities:


          At March 31, 1996, the amortized cost and estimated market values of investment securities are as follows:

                                                                         Gross            Gross        Estimated
                                                       Amortized       Unrealized       Unrealized        Fair
                                                         Cost            Gains            Losses          Value
          Held-to-Maturity:
              U.S. Treasury                        $  13,065,843          $5,829         $ 36,359    $ 13,035,313
              Obligations of other U.S.
                Government agencies and
                corporations                           4,037,915           8,253           42,074       4,004,094
              State and county municipals              4,742,998         196,070                        4,939,068
                                                    ------------       ---------         --------   -------------

                                                      21,846,756         210,152           78,433      21,978,475
                                                    ------------       ---------         --------    ------------
          Available-for-Sale:
                U.S. Treasury                            288,389           7,876                          296,265
               Obligations of other U.S.
                 Government agencies and
                 corporations                         19,301,041          73,400           67,002      19,307,439
               Federal Reserve Bank Stock                305,550                                          305,550
               Other investment securities                19,925                                           19,925
                                                   ---------------------------------------------------------------

                                                      19,914,905          81,276           67,002      19,929,179
                                                    ------------     -----------       ----------   -------------

                                                     $41,761,661      $  291,428       $  145,435     $41,907,654
                                                    ============      ==========       ==========     ===========



          The amortized cost and estimated market value of investment securities at March 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

3.        Investment Securities continued:

                                                                                                        Estimated
                                                                          Amortized                       Fair
                                                                            Cost                          Value
                                                                            ----                          -----
Held-to-Maturity:
              Due within one year                                        $6,474,988                     $6,471,212
              Due after one year through five years                      11,427,615                     11,473,030
              Due after five years through ten years                      3,476,432                      3,574,095
              Mortgage-backed securities                                    467,721                        460,138
                                                                        -----------                   ------------

                     Total                                              $21,846,756                    $21,978,475
                                                                       ------------                   ------------

          Available-for-Sale:
              Due within one year                                      $  7,318,452                   $  7,218,805
              Due after one year through five years                       4,935,237                      4,927,024
              Due after five years through ten years                      7,141,647                      7,256,725
              Mortgage-backed securities                                    194,094                        201,150
              Other securities                                              325,475                        325,475
                                                                       ------------                    ------------

                                                                         19,914,905                     19,929,179
                                                                       ------------                    ------------
                    Total                                              $ 41,761,661                     $41,907,654
                                                                       ============                     ===========

          Proceeds from sales of available-for-sale investment securities during the three months ended March 31, 1996 and 1995 were $0 and $4,736,538 with gross recognized gains of $0 and $100 and no losses, respectively.

          At March 31, 1996 and 1995 the carrying values of the Federal Reserve Bank stock were $305,550 and $280,850, respectively. The fair value of the Federal Reserve Bank stock was estimated to be the same as its carrying value at both dates.

4.        Net Loans:

          At March 31, 1996 and December 31, 1995, the loan portfolio was composed of the following:

                                                                         March 31,        December 31,
                                                                            1996               1995
                                                                            ----               ----
                     Insurance premium financing                       $25,044,108         $22,409,356
                     Commercial loans                                   20,614,367          16,301,840
                     Installment loans                                  12,958,709          10,645,406
                     Real estate loans                                  27,172,579          16,281,558
                     Medical claims receivable                           2,641,814           3,353,540
                                                                       -----------        ------------

                            Total gross loans                           88,431,577          68,991,700

                     Unearned interest                                  (2,250,953)         (1,889,461)
                     Allowance for credit losses                        (1,302,492)           (702,927)
                                                                       -----------        ------------

                            Net loans                                  $84,878,132         $66,399,312
                                                                       ===========         ===========

4.        Net Loans continued:

          Activity in the allowance for loan losses is as follows:

                                                               Three Months       Three Months
                                                                   Ended             Ended
                                                                 March 31,          March 31,
                                                                   1996               1995
                                                                   ----               ----
                     Beginning balance                           $702,927           $697,948
                     Provision for loan losses                     30,000             45,000
                     Bank acquisition                             614,700
                     Loans charged off, net of recoveries         (45,135)           (23,732)
                                                                  -------            -------
                     Ending balance                            $1,302,492           $719,216
                                                               ==========           ========


          Loans on which the accrual of interest has been discontinued amounted to approximately $55,000 and $31,000 at March 31, 1996 and December 31, 1995, respectively.


5.        Shareholders' Equity:

          During the three months ended March 31, 1996, the Company completed a primary and secondary offering of its Common Stock. The offering was underwritten by Hoefer & Arnett, Incorporated, a San Francisco investment banking firm. A total of 2,388,759 shares of Common Stock were sold in the offering at a price of $3.75 per share, including 288,759 shares of Common Stock sold as an over-allotment. The proceeds from this offering were used by the Company to finance the acquisition of First National Bank, Midlothian, Texas, to retire the Company's outstanding bank debt and for general corporate purposes.


6.        Stock Option Plans:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


General

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company changed the name of its subsidiary bank to Surety Bank, National Association (the "Surety Bank"), effective January 1, 1995, in order to establish name recognition for Surety Bank and to avoid confusion with other similarly named banks.

The information presented below reflects the lending and related funding business of the Company:


                                                   Three Months Ended   Three Months Ended
                                                         March 31,          March 31,
                                                           1996               1995
                                                           ----               ----
            INSURANCE PREMIUM FINANCING:

            Average balance outstanding              $   22,577,950      $  22,168,189
            Average yield                                      12.1%              11.7%
            Interest income                          $      680,901      $     648,178

            CONSUMER, COMMERCIAL AND REAL
             ESTATE FINANCING:

            Average balance outstanding              $   50,866,149      $  43,522,673
            Average yield                                      11.2%              10.7%
            Interest income                          $    1,427,474      $   1,158,937

            COST OF FUNDS:

            Average balance outstanding<F1>          $  129,814,967      $  93,110,851
            Average interest rate                               3.8%               3.4%
            Interest expense                         $    1,220,636      $     781,131

            AVERAGE MONTHLY AMOUNTS:

            Total interest income                    $      983,549      $     736,778
            Total interest expense                   $      406,879      $     260,377
            Provision for loan losses                $       10,000      $      15,000
            Noninterest income                       $      132,423      $     122,764
            Noninterest expense                      $      577,948      $     480,420

<F1>Includes  $240,436 and  $1,750,000 of short term  borrowings  and $6,612 and
     $50,055 of interest expense on short term borrowings for the three months ended March 31, 1996 and 1995, respectively.

Note: Average balances are computed using daily balances throughout each period.

                              AVERAGE BALANCE SHEET


                                                                              Three Months Ended March 31, 1996
                                                                      Average                                     Average
                                                                      Balance           Interest                   Rate
                                                                      -------           --------                   ----
ASSETS:

     Interest earnings assets:
       U.S. Treasury and agency securities and
         due from time                                              $30,297,849         $  499,767<F1>              6.6%
       Federal funds sold                                            25,738,624            342,506                  5.3%
       Loans<F2>                                                     73,444,099          2,108,375<F3>             11.5%
       Allowance for loan losses                                       (850,869)              N/A                   N/A
                                                                 --------------         -------------           ----------

           Total interest earning assets                            128,629,703          2,950,648                  9.2%
                                                                  -------------          ----------             ----------

     Cash and due from banks                                          5,526,542
     Premises and equipment                                           3,007,564
     Accrued interest receivable                                        875,557
     Other assets                                                     4,552,797
                                                                 --------------

           Total assets                                            $142,592,163


LIABILITIES AND SHAREHOLDERS' EQUITY:

     Interest bearing liabilities:
       Interest bearing demand deposits                             $26,959,905         $  189,616                  2.8%
       Savings deposits                                               8,222,422             54,926                  2.7%
       Time deposits                                                 77,482,589            969,482                  5.0%
       Notes payable                                                    240,436              6,612                 11.0%
                                                                 --------------         ----------             ---------

           Total interest bearing liabilities                       112,905,352          1,220,636                  4.3%
                                                                 --------------         ----------             ---------

              Net interest income                                                       $1,730,012

Net interest spread                                                                                                 4.9%

Net interest income to average earning assets                                                                       5.4%
                                                                                                                ========

Noninterest bearing deposits                                         16,349,451
Other liabilities                                                                          408,175
                                                                                        ----------

           Total liabilities                                        129,662,978

Shareholders' equity                                                 12,929,185

              Total liabilities and shareholders' equity           $142,592,163

<F1> Interest  income on the tax  exempt  securities  does not  reflect  the tax equivalent yield.

<F2>Loans on nonaccrual  status have been included in the computation of average balances.

<F3>The  interest  income on loans does not  include  loan  fees.  Loan fees are immaterial and are included in noninterest income.

Three Months Ended March 31, 1996 Versus Three Months Ended March 31, 1995.

Surety Capital Corporation ("Surety") and its wholly owned subsidiary, Surety Bank, National Association (the "Bank"), reported an increase of 16.1% in net earnings of $243,910 as compared to $210,364 during the three months ended March 31, 1996 and 1995, respectively. Earnings per share were $0.06 and $0.07 for the three months ended March 31, 1996 and 1995, respectively. The decline in earnings per share is principally attributed to Surety's loan-to-deposit ratio as well as Surety's liquidity. The loan-to-deposit ratio indicates the percentage of the Bank's interest earning assets which are invested in the loan portfolio relative to deposits. The yields earned by Surety on its loan portfolio during the three months ended March 31, 1996 and 1995 were 12% and 11%, respectively, while the average cost of funds for Surety for the same periods was 4% and 3%, respectively. The loan-to-deposit ratio as of March 31, 1996 and 1995 was 50% and 70%, respectively, and the drop is attributed to the consolidation of First National Bank, Midlothian, Texas, with and into the Bank (the "Midlothian Consolidation"). It is the goal of Surety to increase its loan production in order to improve the Bank's loan-to-deposit ratio, which will result in a transfer from the Bank's overnight federal funds sold (with a 5% yield for the first quarter of 1996) to the higher yielding loan portfolio.

Total interest income increased 34% to $2,950,648 from $2,210,333, while total interest expense increased 56% to $1,220,636 from $781,131, resulting in a 56% increase in net interest income before provision for loan losses to $1,730,012 from $1,429,202. Surety's loan growth between these two periods was concentrated within the real estate lending, commercial loans, consumer loans and the insurance premium financing. Real estate lending increased by 69% to $27,172,579 from $16,041,646, commercial lending increased by 30% to $20,614,367 from $15,857,674, consumer lending increased by 37% to $12,958,709 from $9,446,658 and insurance premium financing increased by 3% to $25,044,108 from $24,438,592. This growth is attributed to the Midlothian Consolidation and management's marketing efforts. The average volume of consumer, commercial, and real estate lending increased 17%, with a no change in the average yields on those loans at 12%. The 2% increase in the average volume of insurance premium loans was accompanied by a yield of 12% on those loans for the three months ended March 31, 1996 and 1995, respectively. The average balance of interest bearing deposits increased 40%, while the average rate paid increased from 3% to 4%.

Surety recorded a $30,000 provision for loan losses during the three months ended March 31, 1996 compared to $45,000 provision for loan losses during the three months ended March 31, 1995. As Surety's ratio of net charge-offs to average loans remained unchanged for these periods, Surety provided amounts, through charges to earnings, to maintain the allowance for loan losses at an adequate level. Management believes that all known losses in the portfolio have been recognized.

Surety's noninterest income increased 8% to $397,269 from $368,292 for the three months ended March 31, 1996 and 1995, respectively. This increase compares to a corresponding increase in average noninterest bearing deposits of 34% to $16,349,451 from $12,197,290 for these same periods. Noninterest income is generated primarily from fees associated with noninterest and interest bearing accounts.

Noninterest expense increased 20%, primarily the result of a 27% increase in salaries and employee benefits, a 22% increase in occupancy and equipment expenses, and a 10% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the Midlothian Consolidation and the Providers Funding Corporation acquisition. Increases in general and administrative expenses relate primarily to legal and professional fees.

Parent Company Only Results of Operations.

Surety did not own the Bank prior to December 30, 1989. Since that time, Surety has served as a parent company to the Bank and has wound down Surety's own separate business activities. For the three months ended March 31, 1996, Surety had only nominal income, other than equity in net income of the Bank of approximately $18,500, and approximately $28,000 in noninterest expenses. The noninterest expenses, which decreased 54% from the same period in the prior year, consisted primarily of legal and professional fees incurred in the operation of Surety and in the maintenance of Surety's public company status under applicable securities laws and regulations.

Allowance for Credit Losses

Surety recorded a $30,000 provision for credit losses during the three months ended March 31, 1996 compared to a $45,000 provision during the three months ended March 31, 1995. Surety's provision for credit losses is based upon quarterly loan portfolio reviews by management. The purpose of the reviews is to assess loan quality, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the market economy. Credit losses different from the allowance provided by Surety are likely, and credit losses in excess or deficient of the allowance for loan losses are possible. Loan losses in excess of the amount of the allowance could and probably would have a material adverse effect on the financial condition of Surety.

The ratio of charge-offs, net of recoveries, to average loans during the three months ended March 31, 1996 was 0.06%. The ratio of the allowance for loan losses to total loans was 1.5% on March 31, 1996. The allowance for loan losses was $1,302,492 on March 31, 1996.

Current Trends and Uncertainties

Economic  trends  and  other   developments   could  adversely  affect  Surety's
operations. Regulatory changes may increase Surety's cost of doing business or otherwise impact it adversely.

Liquidity

Surety's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At March 31, 1996, 13% of the Bank's interest bearing liabilities were in the form of time deposits of $100,000 and over. Although unlikely, if a large number of these time deposits matured at approximately the same time and were not renewed, the Bank's liquidity could be adversely affected. Currently, the maturities of the Bank's large time deposits are spread throughout the year, and the Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

Over the long term, the ability of Surety to meet its cash obligations will depend substantially on its receipt of dividends from the Bank, which are limited by banking statutes and regulations.

Capital Resources

Shareholders'   equity  at  March  31,  1996  was  $18,198,611  as  compared  to
$10,294,472 at December 31, 1995. Surety had consolidated net income of $243,910 for the nine months ended March 31, 1996.

Under the regulatory risk-based capital framework, the Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half, or 4%, must be in the form of Tier 1 (core) capital. The remaining one-half, or 4%, may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of the loan loss allowances that may be included in capital after the transition period is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Bank was 10.76% and 11.72%, respectively, at December 31, 1995 and 10.58% and 12.08%, respectively, at March 31, 1996. In addition, the Bank is expected to maintain a Tier 1 capital to total assets ratio (Tier 1 leverage ratio) of at least 3%. the Bank is currently, and expects to continue to be, in compliance with these capital requirements.

While Surety believes it has sufficient financing for its working capital needs until the end of its 1996 fiscal year, there can be no assurance that Surety's present capital and financing will be sufficient to finance future operations thereafter. If Surety sells additional shares of common and/or preferred stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing shareholders. If additional financing becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms. In this event, Surety could be required to restrict its operations.

The Board of Governors of the Federal Reserve System (the "Federal Reserve") has announced a policy sometimes known as the "source of strength doctrine" that requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has interpreted this requirement to require that a bank holding company, such as Surety, stand ready to use available resources to provide adequate capital funds to their subsidiary banks during periods of financial stress or adversity. The Federal Reserve has stated that it would generally view a failure to assist a troubled or failing subsidiary bank in these circumstances as an unsound or unsafe banking practice, a violation of Regulation Y, or both, justifying a cease and desist order or other endorsement action, particularly if appropriate resources are available to the bank holding company on a reasonable basis. The requirement that a bank holding company, such as Surety, make its assets and resources available to a failing subsidiary bank could have an adverse effect upon Surety and its shareholders.

On December 8, 1994, Surety obtained a $1,750,000, 90-day note payable to a local financial institution to finance the acquisition of First National Bank, Whitesboro, Texas. After the note matured on June 7, 1995, Surety reduced the balance of the note to $500,000, and a new note was obtained for the remaining balance of $500,000. On February 28, 1996,
Surety repaid its debt.


Effects of Inflation

A financial institution's asset and liability structure is substantially different from that of an industrial company, in that virtually all assets and liabilities are monetary in nature and, therefore, Surety's operations are not affected by inflation in a material way. Other factors, such as interest rates and liquidity, exert greater influence on a bank's performance than does inflation. The effects of inflation, however, can magnify the growth of assets in the banking industry. If significant, this would require that equity capital increase at a faster rate than would otherwise be necessary.

Other

Deposits held by the Bank are insured by the FDIC's Bank Insurance Fund ("BIF"). On August 8, 1995, the FDIC Board of Directors voted to significantly reduce the deposit insurance premiums paid by most banks but to keep existing assessment rates intact for savings associations. Under the new rate structure, which went into effect in October 1995, the best-rated institutions insured by the BIF, including the Bank, paid $0.04 cents per $100 of domestic deposits. On November 14, 1995, the FDIC announced that commencing in 1996 it would eliminate insurance deposit premiums for all but the banks in the highest level of supervisory concern. Based on the risk category applicable to the Bank, the premium paid by the Bank is presently $0.00 per $100 of domestic deposits.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

The Bank is a defendant in two related cases: Tennessee Ex Rel. Douglas Sizemore, Commissioner of Commerce and Insurance for the State of Tennessee, et al. vs. Surety Bank, N.A., filed in June 1995 in the Federal District Court for the Northern District of Texas, Dallas Division (the "Anchorage Case"), and United Shortline Inc. Assurance Services, N.A. et al. vs. MacGregor General Insurance Company, Ltd., et al., now pending in the 141st Judicial District Court of Tarrant County, Texas (the "MacGregor Case").

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

Item 6.    Exhibits and Reports on Form 8-K.

       (a)  Exhibits

          2.01 Amendment Number One to Reorganization Agreement by and between First Midlothian Corporation; First National Bank; certain individual shareholders and directors of First Midlothian Corporation and First National Bank; Surety Bank, National Association; and Surety Capital Corporation, dated January 16, 1996 (1)

          2.02 Amendment Number Two to Reorganization Agreement by and between First Midlothian Corporation; First National Bank; certain individual shareholders and directors of First Midlothian Corporation and First National Bank; Surety Bank, National Association; and Surety Capital Corporation, dated February 29, 1996 (1)

          2.03 Amendment Number One to Agreement to merge SCC Acquisition, Inc. with and into First Midlothian Corporation Under the Charter of First Midlothian Corporation and Under the Title of First Midlothian Corporation, dated February 29, 1996 (1)


          27   Financial Data Schedule*

          99   Financial   statements  relating  to  the  acquisition  of  First
               Midlothian Corporation and its wholly-owned subsidiary, First National Bank*

              ------------------------------------------------------------

     * Filed herewith.

     (1) Filed with the Company's current report on Form 8-K dated February 29, 1996 and incorporated by reference herein.

       (b) Reports on Form 8-K

       On March 15, 1996 the Company filed a Current Report on Form 8-K to report that as of the close of business on February 29, 1996, the Company acquired First Midlothian Corporation, a Texas bank holding company located in Midlothian, Texas, and its wholly-owned subsidiary, First National Bank, a national banking association located in Midlothian, Texas.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 14, 1996                              Surety Capital Corporation


                                                   By: /s/ C. Jack Bean
                                                       C. Jack Bean
                                                       Chairman




                                                   By: /s/ B.J. Curley
                                                       B.J. Curley
                                                       Vice President, Chief
                                                       Financial Officer
                                                       Chief Accounting Officer