Form 10-K/A
period 1995-12-31
SURETY CAPITAL CORP /DE/
filed 1996-08-02
CIK 784932

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-K/A
                                 Amendment No. 1
Mark One

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1995 --- Commission File Number 33-1983; OR

     [ ] TRANSITION  REPORT  PURSUANT  TO SECTION 13  OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the Transition Period From ___________________ ____________________ to ___________________.

                           SURETY CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

        Delaware                                           75-2065607
- --------------------------------------------------------------------------------
(State of Incorporation)                       (IRS Employer Identification No.)

             1845 Precinct Line Road, Suite 100, Hurst, Texas 76054
- --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (817) 498-8154
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     The aggregate market value of Common Stock held by nonaffiliates of the Registrant, based on the quoted price of the Common Stock as reported on the American Stock Exchange on March 26, 1996, was $17,036,283.75. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant. As of March 26, 1996, 5,746,512 shares of Common Stock were outstanding.

     Documents Incorporated by Reference: Portions of the Company's Proxy Statement dated not later than 120 days after the end of the Company's most recent fiscal year, filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1996 Annual Meeting of Stockholders of Surety Capital Corporation, are incorporated by reference into Part III.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SURETY CAPITAL CORPORATION



Date:  July 30, 1996                By: /s/ C. Jack Bean
                                             C. Jack Bean, Chairman of the Board
                                             and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 30th day of July, 1996.



SIGNATURE                                     TITLE


/s/ C. Jack Bean                  Chairman of the Board and Director (Principal
C. Jack Bean                                                  Executive Officer)



/s/ B. J. Curley                  Vice President, Chief Financial Officer and
B. J. Curley                           Secretary (Principal Accounting Officer)



*                                 President and Director
G. M. Heinzelmann, III



*                                 Senior Vice President, Chief Operating Officer
Bobby W. Hackler                         and Director



*                                 Director
William B. Byrd



*                                 Director
Joseph S. Hardin



*                                 Director
Michael L. Milam

*                                  Director
Garrett Morris



*                                  Director
Cullen W. Turner



*By: /s/ C. Jack Bean
    C. Jack Bean, as Attorney-in-Fact for
    each of the persons indicated