Form 10-Q
period 1996-06-30
SURETY CAPITAL CORP /DE/
filed 1996-08-14
CIK 784932

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



Mark One

{X} Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended June 30, 1996.

{ } Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______________ to_______________.

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

Yes   x    No
     ----    ----

Common stock outstanding on July 31, 1996, 5,746,512 shares

                           SURETY CAPITAL CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                          Page No.
- ----------------------------                                                          --------
Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 1996 and December 31, 1995
          unaudited)
                                                                                           3

          Consolidated Statements of Income for the Six Months Ended
          June 30, 1996 and 1995 (unaudited)                                               4

          Consolidated Statements of Income for the Three Months Ended
          June 30, 1996 and 1995 (unaudited)                                               5

          Consolidated  Statements of Shareholders'  Equity for the Six
          Months  Ended June 30,  1996 and for the Year Ended  December
          31, 1995 (unaudited)
                                                                                           6

          Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 1996 and 1995 (unaudited)                                               7

          Notes to Consolidated Financial Statements                                       9

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                            14

PART II.  - OTHER INFORMATION
- --------  -------------------

Item 1.   Legal Proceedings                                                                19

Item 2.   Changes in Securities                                                            19

Item 3.   Defaults Upon Senior Securities                                                  19

Item 4.   Submission of Matters to a Vote of Security Holders                              19
- -------

Item 5.   Other Information                                                                20

Item 6.   Exhibits and Reports on Form 8-K                                                 20
- -------

                          SURETY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (unaudited)
                                   ASSETS
                                                                                          June 30,          December 31,
                                                                                           1996                1995
                                                                                      ---------------     ----------------
Assets:
      Cash and due from banks                                                             $7,519,519           $4,727,018
      Federal funds sold                                                                  18,435,000           18,490,000
      Interest bearing deposits in financial institutions                                    381,805            1,046,297
      Investment securities:
      Available-for-sale                                                                  17,628,242           10,128,157
      Held-to-maturity                                                                    23,799,657           13,780,538
                                                                                      ---------------     ----------------
                Total investment securities                                               41,427,899           23,908,695

      Loans                                                                               92,862,728           68,991,700
      Less:  Unearned interest                                                           (2,408,274)           (1,889,461)
                Allowance for credit losses                                              (1,295,165)             (702,927)
                                                                                      ---------------     ----------------
      Net loans                                                                           89,159,289           66,399,312

      Premises and equipment, net                                                          4,139,877            2,775,688
      Accrued interest receivable                                                          1,198,313              781,031
      Other real estate and repossessed assets                                               673,121               85,528
      Other assets                                                                           841,746              467,147
      Excess of cost over fair value of net assets acquired, net of accumulated amortization of $490,009 and $359,572 at
      June 30, 1996 and December 31, 1995, respectively                                    6,410,000            2,658,557
                                                                                           ---------            ---------
      Total assets                                                                      $170,186,569         $121,339,273
                                                                                      ===============     ================
Liabilities and shareholders' equity:
      Demand deposits                                                                    $22,207,699          $13,182,888
      Savings, NOW and money markets                                                      42,109,572           30,612,855
      Time deposits, $100,000 and over                                                    20,193,272           15,472,674
      Other time deposits                                                                 66,147,217           50,330,085
                                                                                      ---------------     ----------------
            Total deposits                                                               150,657,760          109,598,502

      Note payable                                                                                 -              375,000
      Accrued interest payable and other liabilities                                       1,352,397            1,071,299
      ----------------------------------------------                                  ---------------     ---------------

            Total liabilities                                                            152,010,157          111,044,801
                                                                                      ---------------     ----------------

Commitments and contingent liabilities

Shareholders' equity:
      Preferred stock, $.01 par value, 1,000,000 shares  authorized,
      none issued at June 30, 1996 and December 31, 1995                                       -                    -
      Common stock, $.01 par value, 20,000,000 shares authorized,
      5,758,429 and 3,516,595 shares issued at June 30, 1996 and
      December 31, 1995, respectively, and 5,746,512 and 3,506,429
      outstanding at June 30, 1996 and December 31, 1995, respectively                        57,584               35,166
      Additional paid-in capital                                                          16,875,100            9,356,469
      Retained earnings                                                                    1,502,218              811,784
      Treasury stock, 11,917 shares at June 30, 1996 and 10,166 shares at
      at December 31, 1995 carried at cost                                                   (56,959)             (50,830)
      Unrealized gain on available-for-sale securities, net of tax                          (201,531)             141,883
                                                                                      ---------------     ----------------
            Total shareholders' equity                                                    18,176,412           10,294,472
                                                                                      ---------------
                                                                                                          ================
            Total liabilities and shareholders' equity                                  $170,186,569         $121,339,273
                                                                                      ===============     ================




                           SURETY CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 for the six months ended June 30, 1996 and 1995
                                   (unaudited)

                                                         Six Months Ended
                                                June 30, 1996     June 30,1995
                                               -------------     ---------------

     Interest income:                          $ 2,609,187            1,829,221
     Commercial and real estate loas               708,204              556,328
     Consumer loans                              1,493,538            1,377,723
     Insurance premium financing                   663,631              240,724
     Federal funds sold
     Investment securities;
     Taxable                                     1,040,610              330,900
     Tax-exempt                                    161,051              143,594
     Interest bearing deposits                      30,711               98,842
                                             -------------        --------------

     Total interest income                       6,706,932            4,532,977
                                             --------------       --------------

     Interest expense:
     Savings, NOW and money market                 532,023              376,955
     Time deposits, $100,000 and over              508,078              391,059
     Other time deposits                         1,561,301              773,556
     Other interest expense                          6,612               54,487
                                             -------------        --------------

     Total interest expense                      2,608,014            1,640,412
                                             --------------       --------------

     Net interest income before
     provision for credit losses                 4,098,918            2,892,565
                                             --------------       --------------

     Provision for credit losses                    45,000               60,000
                                             --------------       --------------

     Net interest income                         4,053,918            2,832,565
                                             --------------       --------------

     Noninterest income                            880,112              717,946
                                            ---------------       --------------

     Noninterest expense:
     Salaries and employee benefits              2,021,022            1,427,033
     Occupancy and equipment                       597,265              440,536
     General and administrative                  1,266,602            1,098,866
                                                ------------         -----------

     Total noninterest expense                   3,884,889            2,966,435
                                                -----------          -----------


     Income before income taxes expenses:        1,049,141              584,076

     Current                                       358,707              186,904
                                                -------------        -----------

     Net income                                    $690,434             $397,172
                                         ==================          ===========
     Net income per share of common stock             $0.14                $0.13
                                         ==================         ============

     Weighted average shares outstanding          5,033,116            3,135,247
                                         ==================   ==================

                           SURETY CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                for the three months ended June 30, 1996 and 1995
                                   (unaudited)

                                         Three Months Ended   Three Months Ended
                                              June 30, 1996        June 30, 1995
                                            ---------------    -----------------
     Interest income:
     Commercial and real estate loan             $1,515,382             $925,373
     Consumer loans                                 374,535              301,239
     Insurance premium financing                    812,637              729,545
     Federal funds sold                             321,125               87,366
     Investment securities:
     Taxable                                        636,355              230,342
     Tax-exempt                                      84,543               22,932
     Interest bearing deposits                       11,707               25,847
                                                --------------       -----------
     Total interest income                        3,756,284            2,322,644
                                                --------------       -----------

     Interest expense:
     Savings, NOW and money market                  284,365              187,124
     Time deposits, $100,000 and                    237,748              198,468
     Other time deposits                            865,265              424,902
     Other interest expense                               -               48,787
                                                ------------         -----------

     Total interest expense1,                       387,378              859,281
                                                --------------       -----------

     Net interest income before
     provision for credit losses                  2,368,906            1,463,363
                                                ---------------      -----------
     Provision for credit losses                     15,000               15,000
                                                ---------------      -----------

     Net interest income                          2,353,906            1,448,363
                                                --------------       -----------

     Noninterest income                             482,843              350,383
                                                --------------       -----------
     Noninterest expense:
     Salaries and employee benefits               1,119,843              719,814
     Occupancy and equipment                        331,417              221,849
     General and administrative                     699,784              584,240
                                                ------------         -----------

     Total noninterest expense                    2,151,044            1,525,903
                                                -----------          -----------

     Income before income taxes                     685,705              272,843
     Income tax expenses:
     Current                                        239,181               86,035
                                                --------------       -----------

     Net income                                    $446,524             $186,808
                                                ==============       ===========

     Net income per share of common stock             $0.08                $0.06
                                                ==============       ===========
     Weighted average shares outstanding          5,746,512            3,156,771
                                                ===============      ===========

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   for the six months ended June 30, 1996 and
                      for the year ended December 31, 1995
                                   (unaudited)

                                                                                                    Unrealized
                                                                                                       Gain/
                                                                       Accumulate                    (Loss) on
                                     Common Stock       Additional      Retained                     Available-
                                 ---------------------
                                               Par        Paid-in      Earnings/      Treasury       for-Sale         Total
                                   Shares     Value       Capital      (Deficit)        Stock       Securities       Equity
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------

Balance at December 31, 1994      3,040,829   $30,408    $8,113,214       $(75,102)       -            $(2,839)      $8,065,681

Sale of Common Stock                459,500     4,595     1,192,587                                                   1,197,182

Purchase of Treasury Stock                                                              $(50,830)                       (50,830)

Net Income                                                                  886,886                                     886,886

Exercise of stock options            16,266       163        50,668                                                      50,831

Change in unrealized
gain/(losses)
on available-for-sale
securities,
net of income taxes                                                                                      144,722        144,722
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------

Balance at December 31, 1995      3,516,595    35,166     9,356,469         811,784      (50,830)        141,883     10,294,472

Sale of Common Stock              2,239,218    22,392     7,512,528                                                   7,534,920

Purchase of Treasury Stock                                                               (6,129)                        (6,129)

Net Income                                                                  690,434                                     690,434

Exercise of stock options             2,616        26         6,103                                                       6,129

Change in unrealized
gain/(losses)
on available-for-sale
securities,
net of income taxes                                                                                     (343,414)      (343,414)
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------

Balance at June 30, 1996           5,758,429   $57,584   $16,875,100     $1,502,218      $(56,959)     $(201,531)   $18,176,412
                                 =========== =========  ============  ============= ============== ==============  ============



                                      SURETY CAPITAL CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          for the six months ended June 30, 1996 and 1995
                                          (unaudited)

                                                                                            June 30,
                                                                                ------------------------------------
                                                                                     1996                1995
                                                                                ----------------    ----------------

Cash flows from operating activities:
   Net income                                                                         $690,434            $397,172
   Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
   Provision for credit losses                                                          45,000              60,000
   Provision for depreciation                                                          276,146             227,568
   Amortization of intangible assets                                                   130,438              62,997
   Gain on sale or disposal of assets                                                        -                 100
   Net increase in unearned interest on loans                                          311,475             472,898
   Net increase in other assets                                                       (376,529)           (216,314)
   Net increase (decrease) in accrued interest payable and other                      (214,715)            358,732
   liabilities
                                                                                ----------------    ----------------

            Net cash provided by operating activities                                 862,249            1,363,153
                                                                               ----------------    ----------------

Cash flows from investing activities:
   Net increase in loans                                                            (8,428,499)         (5,001,528)
   Payments received on purchased medical claims receivables                        10,429,762           8,691,206
   Purchases of medical claims receivables                                          (6,640,767)         (9,842,623)
   Purchases of available-for-sale securities                                       (6,738,752)         (1,631,556)
   Proceeds from sales of available-for-sale securities                                      -           4,736,538
   Proceeds from maturities of available-for-sale securities                         4,758,844             334,864
   Purchases of held-to-maturity securities                                         (2,977,925)           (160,820)
   Proceeds from maturities of held-to-maturity securities                           8,150,935           1,559,780
   Proceeds from maturities of interest bearing deposits in financial                  938,734              90,435
   institutions
   Purchases of bank premises and equipment                                           (369,934)           (289,081)
   Direct cost incurred for bank acquisition                                          (106,113)
   Net cash acquired through acquisition                                             3,876,901
                                                                               ----------------    ----------------

            Net cash provided by (used in) investing activities                      2,893,186          (1,512,785)
                                                                               ----------------    ----------------

Cash flows from financing activities:
   Net (decrease) increase in deposits                                              (8,177,854)            496,152
   Principal payments on notes payable                                                (375,000)         (1,250,000)
   Purchase of treasury stock                                                           (6,129)
   Exercise of stock options                                                             6,129
   Proceeds from the sale of stock                                                   7,534,920           1,173,600
                                                                               ----------------    ----------------

            Net cash (used in) provided by financing activities                     (1,017,934)            419,752
                                                                               ----------------    ----------------

Net increase in cash and cash equivalents                                            2,737,501             270,120

Beginning cash and cash equivalents                                                 23,217,018          11,194,360
                                                                               ----------------    ----------------

Ending cash and cash equivalents                                                   $25,954,519         $11,464,480
                                                                               ================    ================


                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 1996 and 1995
                                   (unaudited)

                                                                                        June 30,
                                                                           ------------------------------------
                                                                                1996                1995
                                                                           ----------------    ----------------
Supplemental disclosure:
   Cash paid during the period for interest                                     $2,430,284          $1,593,555
   Cash paid during the period for federal income taxes                           $327,500             $10,358

Supplemental schedule of investing activities:

   Net cash acquired through acquisitions:
      Interest bearing deposits in financial institutions                         $274,242
      Investment securities                                                     21,214,629
      Net loans                                                                 18,476,948
      Premises and equipment, net                                                1,270,401
      Other assets                                                                 896,832
      Excess of cost over fair value of net assets acquired                      3,881,881
      Deposits                                                                 (49,237,113)
      Other liabilities                                                           (654,721)
                                                                           ----------------    ----------------

Net cash acquired through acquisitions                                         $(3,876,901)
                                                                           ================    ================

                           SURETY CAPITAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued



1.   Basis of Presentation:
     ----------------------

     The condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations and its cash flows for the indicated periods have been included. The results of operations for such interim period are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

2.   Acquisitions:
     -------------

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

2.   Acquisitions continued:
     ------------

     With the completion of this acquisition, Surety Bank increased its asset size by approximately 42%. As of December 31, 1995, First National had total assets of $51,253,000, and Surety Bank had total assets of $121,262,000. In the transaction, a subsidiary of Surety Bank was first merged with and into First National's parent holding company, First Midlothian Corporation ("First Midlothian"), pursuant to which merger the shareholders of First Midlothian received cash in exchange for their shares of capital stock of First Midlothian in an amount equal to approximately one hundred fifty percent (150%) of the book value of First National. Immediately following the merger, First National and Surety Bank consolidated under the charter of Surety Bank.

     The acquisition has been accounted for as a purchase in the accompanying consolidated financial statements. The assets and liabilities of First National have been recorded at their fair values as of February 29, 1996.

     Included in the accompanying consolidated financial statements are the following amounts for First National as of June 30, 1996 and for the six months ended June 30, 1996:

Balance sheet data:
 Cash and due from banks                                 $   395,893
 Federal funds sold                                        9,775,000
 Investment securities                                    16,265,359
 Net loans                                                15,803,811
 Premises and equipment, net                               1,423,581
 Accrued interest receivable                                 118,562
 Other assets                                                618,022
                                                       -------------

 Total assets                                          $  44,400,228
                                                       =============

 Income statement data:
 Total interest income                                     $ 982,968
 Total interest expense                                      497,682
 Other income                                                128,761
 Noninterest expense                                         531,609
                                                       -------------

 Net income                                              $    82,438
                                                         ===========

     The consolidated results of operations include the operations of First National subsequent to March 1, 1996. The unaudited information for the six months ended June 30, 1996 and the unaudited pro forma information for the six months ended June 30, 1995, presented below, reflect the acquisition of First National, as if it had been acquired as of January 1, 1995. Pro forma adjustments consisting of a provision for income taxes and interest expense have been made to properly reflect the unaudited pro forma information.

                                        Six months ended        Six months ended
                                         June 30, 1996             June 30, 1995

Interest income                                $6,706,932             $5,546,977
Net income                                        266,760                522,172
Net income per share of common stock                $0.05                  $0.09

2.   Acquisitions continued:
     ------------

     Providers Funding Corporation

     On March 15, 1996, Surety Bank completed the acquisition of Providers Funding Corporation ("PFC"), a Dallas-based medical claims servicing company. The acquisition was accomplished through the purchase of certain assets and the assumption of certain liabilities of PFC by Surety Bank. Surety Bank used cash on hand to fund this purchase. Surety Bank operates PFC as a division titled "Providers Funding a division of Surety Bank, N.A." PFC's former president, Barry T. Carroll, has joined Surety Bank to head up the division.


3.   Investment Securities:
     ----------------------

     At June 30, 1996, the amortized cost and estimated market values of investment securities are as follows:

                                                                         Gross            Gross          Estimated
                                                       Amortized       Unrealized       Unrealized       Fair
                                                         Cost           Gains            Losses          Value
          Held-to-Maturity:
              U.S. Treasury                        $   4,003,167             $749          $ 7,826    $  3,996,090
              Obligations of other U.S.
              Government agencies and
              corporations                            14,452,145              248          166,321      14,286,072
              State and county municipals              5,344,345          153,502            5,782       5,492,065
                                                    ------------        ---------       ----------   -------------

                       Total Held-to-Maturity        $23,799,657         $154,499         $179,929     $23,774,227
                                                    ============        =========        =========    ============

          Available-for-Sale:
               U.S. Treasury                      $   6,303,364            $6,421          $12,298    $  6,297,487
               Obligations of other U.S.
               Government agencies and
               corporations                           10,696,717           18,490          301,247      10,413,960
               State and county municipals               410,456                            16,715         393,741
               Federal Reserve Bank Stock                446,250                                           446,250
               Other investment securities                76,804                                            76,804
                                                   ------------------------------- --------------- ---------------

                       Total Available-for-Sale     $ 17,933,591        $  24,911         $330,260     $17,628,242
                                                   =============       ==========        =========    ============


     The amortized cost and estimated market value of investment securities at June 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.




3.   Investment Securities continued:
     ---------------------
                                                                                             Estimated
                                                             Amortized                         Fair
                                                               Cost                           Value
HELD-TO-MATURITY:
  Due within one year                                        $2,488,925                     $2,488,402
  Due after one year through five years                      16,613,703                     16,551,410
  Due after five years through ten years                      4,253,894
                                                                                             4,296,127
  Mortgage-backed securities                                    443,135                        438,288
                                                         --------------                   ------------

  Total  Held-to-Maturity                                   $23,799,657                    $23,774,227
                                                            ===========                   ============

AVAILABLE-FOR-SALE:
  Due within one year                                      $  4,216,194                    $ 4,213,582
  Due after one year through five years                       6,693,614                      6,627,491
  Due after five years through ten years                      6,314,225                      6,074,789
  Mortgage-backed securities                                    186,504                        189,326
  Other securities                                              523,054                        523,054
                                                         --------------                 --------------

Total Available-for-Sale                                    $17,933,591                    $17,628,242
                                                           ============                  =============

     Proceeds from sales of available-for-sale investment securities during the six months ended June 30, 1996 and 1995 were $0 and $4,736,538 with gross recognized gains of $0 and $100 and no losses, respectively.

     At June 30, 1996 and 1995 the carrying values of the Federal Reserve Bank stock were $446,250 and $280,850, respectively. The fair value of the Federal Reserve Bank stock was estimated to be the same as its carrying value at both dates.

4.   Net Loans:
     ----------

     At June 30, 1996 and December 31, 1995, the loan portfolio was composed of the following:


                                                  June 30,          December 31,
                                                   1996                  1995
                                                   ----                  ----

 Insurance premium financing                     $28,844,971        $22,409,356
 Commercial loans                                 22,823,692         16,301,840
 Installment loans                                13,221,733         10,645,406
 Real estate loans                                24,601,510         16,281,558
 Medical claims receivable                         3,370,822          3,353,540
                                                ------------        ------------

        Total gross loans                         92,862,728         68,991,700

  Unearned interest                               (2,408,274)        (1,889,461)
  Allowance for credit losses                     (1,295,165)          (702,927)
                                             ---------------       -------------

      Net loans                                  $89,159,289        $66,399,312
                                                 -----------        -----------
                                                 -----------        -----------

4.    Net Loans continued:
      ---------

      Activity in the allowance for credit losses is as follows:
                                             Six Months           Three Months        Six Months           Three Months
                                             Ended                Ended               Ended                Ended
                                             June 30, 1996        June 30, 1996       June 30, 1995        June 30, 1995
                                          ------------------    -----------------    ---------------     ----------------

     Beginning balance                        $702,927            $1,302,492           $697,948              $719,216
     Provision for credit losses                45,000                15,000             45,000                15,000
     Bank acquisition                          614,700                   -                  -                   -
     Loan charged off, net of
     recoveries                                (67,462)              (22,327)           (23,732)              (15,588)
                                               --------              --------           --------              --------

     Ending balance
                                            $1,295,165            $1,295,165           $719,216              $718,628
                                            ==========            ==========           ========              ========

     Loans on which the accrual of interest has been discontinued amounted to approximately $29,000 and $31,000 at June 30, 1996 and December 31, 1995, respectively.


5.   Shareholders' Equity:
     ---------------------

     During the six months ended June 30, 1996, the Company completed a primary and secondary offering of its Common Stock. The offering was underwritten by Hoefer & Arnett, Incorporated, a San Francisco investment banking firm. A total of 2,388,759 shares of Common Stock were sold in the offering at a price of $3.75 per share, including 288,759 shares of Common Stock sold as an over-allotment. The proceeds from this offering were used by the Company to finance the acquisition of First National Bank, Midlothian, Texas, to retire the Company's outstanding bank debt and for general corporate purposes.


6.   Stock Option Plans:
     -------------------

     The Company has two long-term incentive stock option plans for key senior officers of the Company. The stock option plans provide these key employees with options to purchase shares of the Company's Common Stock at an exercise price equal to at least the fair market value of such Common Stock on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- ------  ------------------------------------------------------------------------
        OF OPERATIONS:
        --------------


GENERAL

     The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company changed the name of its subsidiary bank to Surety Bank, National Association ("Surety Bank"), effective January 1, 1995, in order to establish name recognition for Surety Bank and to avoid confusion with other similarly named banks.

     The information presented below reflects the lending and related funding business of the Company:

                                  Six months ended              Six months ended
                                      June 30,                      June 30,
                                        1996                          1995
                             ---------------------         ---------------------
INSURANCE PREMIUM FINANCING:

     Average balance outstanding   $    24,350,648              $    23,401,618
     Average yield                           12.3%                        11.8%
     Interest incom                $     1,493,538              $     1,377,723

CONSUMER, COMMERCIAL AND REAL
ESTATE FINANCING:

     Average balance outstanding   $    55,688,400              $    44,111,245
     Average yield                           11.9%                        10.8%
     Interest incom                $     3,317,391              $     2,385,549

COST OF FUNDS:

Average balance outstanding <F1>   $   141,250,180              $    92,943,762
Average interest rate                    3.7%                              3.5%
Interest expens                    $     2,608,014              $     1,640,412

AVERAGE MONTHLY AMOUNTS:

     Total interest income         $     1,117,822              $       755,496
     Total interest expense                434,669              $       273,402
     Provision for loan losses               7,500              $        10,000
     Noninterest income                    146,685              $       119,658
     Noninterest expense                   647,482              $       494,406

    <F1> Includes  $120,218 and  $1,642,000 of short term  borrowings and $6,612 and $98,842 of interest expense on short term borrowings for the six months ended June 30, 1996 and 1995, respectively.
Note: Average balances are computed using daily balances throughout each period.

NOTE: AVERAGE BALANCES ARE COMPUTED USING DAILY BALANCES TROUGHOUT EACH PERIOD.


                              AVERAGE BALANCE SHEET
                                                                              Six months ended June 30, 1996
                                                                              ------------------------------
                                                                      Average                                    Average
                                                                      Balance           Interest                   Rate
                                                                      -------           --------                   ----

ASSETS:

     Interest earnings assets:
       U.S. Treasury and agency securities and
         due from time                                              $36,124,846       $  1,232,372<F1>              6.8%
       Federal funds sold                                            24,274,608            663,631                  5.5%
       Loans<F2>                                                     80,039,050          4,810,929<F3>             12.0%
       Allowance for credit losses                                   (1,208,008)             N/A                    N/A
                                                                 --------------      -------------           ----------

           Total interest earning assets                            139,230,496          6,706,932                  9.6%
                                                                  -------------         ----------            ----------

     Cash and due from banks                                          5,178,226
     Premises and equipment                                           3,569,661
     Accrued interest receivable                                      1,008,706
     Other assets                                                     7,982,179
                                                                 --------------

           Total assets                                            $156,969,268


LIABILITIES AND SHAREHOLDERS' EQUITY:

     Interest bearing liabilities:
       Interest bearing demand deposits                             $34,962,900         $  425,855                  2.4%
       Savings deposits                                               8,318,316            106,168                  2.6%
       Time deposits                                                 77,980,832          2,069,379                  5.3%
       Notes payable                                                    120,218              6,612                 11.0%
                                                               ----------------      -------------             ---------

           Total interest bearing liabilities                       121,382,266          2,608,014                  4.3%
                                                                  -------------         ----------             ---------

              Net interest income                                                       $4,098,918

Net interest spread                                                                                                 5.3%

Net interest income to average earning assets                                                                       5.9%
                                                                                                                ========

Noninterest bearing deposits                                         19,074,627
Accrued interest payable and other liabilities                          729,774
                                                                         -------

           Total liabilities                                        141,186,667

Shareholders' equity                                                 15,782,601
                                                                      ----------

              Total liabilities and shareholders' equity           $156,969,268
                                                                   ============

<F1> Interest  income on the tax  exempt  securities  does not  reflect  the tax equivalent yield.

<F2> Loans on nonaccrual status have been included in the computation of average balances.

<F3> The  interest  income on loans does not  include  loan fees.  Loan fees are immaterial and are included in noninterest income.

SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995.
- ---------------------------------------------------------------------

     Surety Capital Corporation ("Surety") and its wholly owned subsidiary, Surety Bank, National Association (the "Bank"), reported an increase of 73.8% in net earnings of $690,434 as compared to $397,172 during the six months ended June 30, 1996 and 1995, respectively. Earnings per share were $0.14 and $0.13 for the six months ended June 30, 1996 and 1995, respectively. The increase in earnings per share is principally attributed to Surety's loan-to-deposit ratio as well as Surety's liquidity. The loan-to-deposit ratio indicates the percentage of the Bank's interest earning assets which are invested in the loan portfolio relative to deposits. The yields earned by Surety on its loan portfolio during the six months ended June 30, 1996 and 1995 were 12.0% and 11.1%, respectively, while the average cost of funds for Surety for the same periods was 4.3% and 4.1%, respectively. The loan-to-deposit ratio as of June 30, 1996 and 1995 was 60.0% and 70.3%, respectively, and the drop is attributed to the consolidation of First National Bank, Midlothian, Texas, with and into the Bank (the "Midlothian Consolidation"). It is the goal of Surety to increase its loan production in order to improve the Bank's loan-to-deposit ratio, which will result in a transfer from the Bank's overnight federal funds sold (with a 5.5% yield for the first half of 1996) to the higher yielding loan portfolio.

     Total interest income increased 48.0% to $6,706,932 from $4,532,977, while total interest expense increased 59.0% to $2,608,014 from $1,640,412, resulting in a 41.7% increase in net interest income before provision for credit losses to $4,098,918 from $2,892,565. Surety's loan growth between these two periods was concentrated within the real estate lending, commercial loans, consumer loans and the insurance premium financing. Real estate lending increased by 49.8% to $24,601,510 from $16,419,348, commercial lending increased by 43.5% to $22,823,692 from $15,903,653, consumer lending increased by 28.0% to $13,221,733 from $10,330,594 and insurance premium financing increased by 10.5% to $28,844,971 from $26,106,808. This growth is attributed to the Midlothian Consolidation and management's marketing efforts. The average volume of consumer, commercial, and real estate lending increased 26.3%, with an increase in the average yields on those loans from 10.8% to 11.9%. The 4.1% increase in the average volume of insurance premium loans was accompanied by a yield of 12.3% and 11.8% on those loans for the six months ended June 30, 1996 and 1995, respectively. The average balance of interest bearing deposits increased 52.0%, while the average rate paid increased from 3.5% to 3.7%.

     Surety recorded a $45,000 provision for loan losses during the six months ended June 30, 1996 compared to $60,000 provision for loan losses during the six months ended June 30, 1995. As Surety's ratio of net charge-offs to average loans remained unchanged for these periods, Surety provided amounts, through charges to earnings, to maintain the allowance for loan losses at an adequate level. Management believes that all known losses in the portfolio have been recognized.

     Surety's noninterest income increased 22.6% to $880,112 from $717,946 for the six months ended June 30, 1996 and 1995, respectively. This increase compares to a corresponding increase in average noninterest bearing deposits of 53.5% to $19,074,627 from $12,426,651 for these same periods. Noninterest income is generated primarily from fees associated with noninterest and interest bearing accounts.

     Noninterest expense increased 31.0%, primarily the result of a 41.6% increase in salaries and employee benefits, a 35.6% increase in occupancy and equipment expenses, and a 15.3% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the Midlothian Consolidation and the Providers Funding Corporation acquisition. Increases in general and administrative expenses relate primarily to legal and professional fees.

Three Months Ended June 30, 1996 Versus Three Months Ended June 30, 1995.
- -------------------------------------------------------------------------

     The Company earned $446,524 as compared to $186,808 during the three months ended June 30, 1996 and 1995, respectively. Earnings per share were $0.08 and $0.06 for the three months ended June 30, 1996 and 1995, respectively. Total interest income increased 61.7% to $3,756,284 from $2,322,644, while total interest expense increased 61.5% to $1,387,378 from $859,281, resulting in a 61.9% increase in net interest income before provision for loan losses to $2,368,906 from $1,463,363.

     Surety recorded $15,000 provision for loan losses during the three months ended June 30, 1996 compared to $15,000 provision for credit losses during the three months ended June 30, 1995. As Surety's ratio of net charge-offs to average loans remained unchanged for these periods, Surety provided amounts, through charges to earnings, to maintain the allowance for loan losses at an adequate level. Management believes that all known losses in the portfolio have been recognized.

     Surety's noninterest income increased 37.8% to $482,843 from $350,383 for the three months ended June 30, 1996 and 1995, respectively. Noninterest expense increased 41.0%, primarily the result of a 55.6% increase in salaries and employee benefits, a 49.4% increase in occupancy and equipment expenses, and a 19.8% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the Midlothian Consolidation and the Providers Funding Corporation acquisition. Increases in general and administrative expenses relate primarily to legal and professional fees.

Parent Company Only Results of Operations.
- ------------------------------------------

     Surety did not own the Bank prior to December 30, 1989. Since that time, Surety has served as a parent company to The Bank and has wound down Surety's own separate business activities. For the six months ended June 30, 1996, Surety had only nominal income, other than equity in net income of the Bank of approximately $7,900, and approximately $56,000 in noninterest expenses. The noninterest expenses, which decreased 63.4% from the same period in the prior year, consisted primarily of legal and professional fees incurred in the operation of Surety and in the maintenance of Surety's public company status under applicable securities laws and regulations.

ALLOWANCE FOR CREDIT LOSSES

     Surety recorded a $45,000 provision for credit losses during the six months ended June 30, 1996 compared to a $60,000 provision during the six months ended June 30, 1995. Surety's provision for credit losses is based upon quarterly loan portfolio reviews by management. The purpose of the reviews is to assess loan quality, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the market economy. Credit losses different from the allowance provided by Surety are likely, and credit losses in excess or deficient of the allowance for loan losses are possible. Loan losses in excess of the amount of the allowance could and probably would have a material adverse effect on the financial condition of Surety.

     The ratio of charge-offs, net of recoveries, to average loans during the six months ended June 30, 1996 was 0.08%. The ratio of the allowance for credit losses to total loans was 1.4% on June 30, 1996 as compared to 1.0% on June 30, 1995. The allowance for credit losses was $1,295,165 and $718,628 on June 30, 1996 and 1995, respectively.

CURRENT TRENDS AND UNCERTAINTIES

     Economic trends and other developments could adversely affect Surety's operations. Regulatory changes may increase Surety's cost of doing business or otherwise impact it adversely.

LIQUIDITY

     Surety's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At June 30, 1996, 15.7% of the Bank's interest bearing liabilities were in the form of time deposits of $100,000 and over. Although unlikely, if a large number of these time deposits matured at approximately the same time and were not renewed, the Bank's liquidity could be adversely affected. Currently, the maturities of the Bank's large time deposits are spread throughout the year, and the Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

     Over the long term, the ability of Surety to meet its cash obligations will depend substantially on its receipt of dividends from the Bank, which are limited by banking statutes and regulations.

CAPITAL RESOURCES

     Shareholders' equity at June 30, 1996 was $18,176,412 as compared to $10,294,472 at December 31, 1995. Surety had consolidated net income of $690,434 for the six months ended June 30, 1996.

     Under the regulatory risk-based capital framework, the Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half, or 4%, must be in the form of Tier 1 (core) capital.
The remaining one-half, or 4%, may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of the loan loss allowances that may be included in capital after the transition period is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Bank was 10.76% and 11.72%, respectively, at December 31, 1995 and 10.31% and 11.56%, respectively, at June 30, 1996. In addition, the Bank is expected to maintain a Tier 1 capital to total assets ratio (Tier 1 leverage ratio) of at least 3%. the Bank is currently, and expects to continue to be, in compliance with these capital requirements.

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

     On December 8, 1994, Surety obtained a $1,750,000, 90-day note payable to a local financial institution to finance the acquisition of First National Bank, Whitesboro, Texas. After the note matured on June 7, 1995, Surety reduced the balance of the note to $500,000, and a new note was obtained for the remaining balance of $500,000 with a maturity of January 23, 1996. On February 28, 1996, Surety repaid this debt.

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


Item 4.    Submission of Matters to a Vote of Security Holders.

       The Annual Meeting of Stockholders of the Company was held on June 19, 1996. The stockholders voted (1) to elect eight directors of the Company; and (2) to approve the appointment of Coopers & Lybrand, L.L.P. as the independent public accountants of the Company for the fiscal year ending December 31, 1996.

The results of the voting for the election of Directors was as follows:

                                                                         Broker
     Name                    For         Against       Withheld        Non-votes

 C. Jack Bean            4,016,106         0            11,500           78,823
 William B. Byrd         4,025,506         0             2,100           78,823
 Bobby W. Hackler        4,025,606         0             2,000           78,823
 Joseph S. Hardin        4,004,606         0            23,000           78,823
 G.M. Heinzlmann, III    4,025,516         0             2,090           78,823
 Michael Milam           4,014,006         0            13,600           78,823
 Garrett Morris          3,986,666         0            40,940           78,823
 Cullen W. Turner        4,020,356         0             7,250           78,823

The results of the other votes were as follows:

                                                                         BROKER
         DESCRIPTION                        FOR    AGAINST   ABSTAIN   NON-VOTES
Approval of Coopers & Lybrand,          4,016,861  83,543    6,025        0
L.L.P. as the Company's independent
accountants for the fiscal year ending
December 31, 1996

       All proposals were approved by the vote of the stockholders.


Item 5.    Other Information.

       Not applicable.


Item 6.    Exhibits and Reports on Form 8-K.

       (A)  EXHIBITS

           27    Financial Data Schedule*

- ------------------------------------------------------------

     * FILED HEREWITH.

       (B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 12, 1996                        Surety Capital Corporation


                                           By: /s/ C. Jack Bean
                                               ---------------------------------
                                                 C. Jack Bean
                                                 Chairman



                                            By /s/ B.J. Curley
                                               ---------------------------------
                                                B.J. Curley
                                                Vice President, Chief Accounting
                                                Officer & Secretary

[ARTICLE] 9

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-START]                             JAN-01-1995
[PERIOD-END]                               JUN-30-1996
[CASH]                                       7,519,519
[INT-BEARING-DEPOSITS]                         381,805
[FED-FUNDS-SOLD]                            18,435,000
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                 17,628,242
[INVESTMENTS-CARRYING]                      23,799,657
[INVESTMENTS-MARKET]                        23,774,227
[LOANS]                                     90,454,454
[ALLOWANCE]                                (1,295,165)
[TOTAL-ASSETS]                             170,186,569
[DEPOSITS]                                 150,657,760
[SHORT-TERM]                                         0
[LIABILITIES-OTHER]                          1,352,397
[LONG-TERM]                                          0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        57,584
[OTHER-SE]                                  18,118,828
[TOTAL-LIABILITIES-AND-EQUITY]             170,186,569
[INTEREST-LOAN]                              4,810,929
[INTEREST-INVEST]                             1896,003
[INTEREST-OTHER]                                     0
[INTEREST-TOTAL]                             6,706,932
[INTEREST-DEPOSIT]                            2601,402
[INTEREST-EXPENSE]                           2,608,014
[INTEREST-INCOME-NET]                        4,098,918
[LOAN-LOSSES]                                   45,000
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                              3,884,889
[INCOME-PRETAX]                               1049,141
[INCOME-PRE-EXTRAORDINARY]                    1049,141
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   690,434
[EPS-PRIMARY]                                     0.14
[EPS-DILUTED]                                     0.14
[YIELD-ACTUAL]                                     .10
[LOANS-NON]                                     29,000
[LOANS-PAST]                                    87,000
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                               702,927
[CHARGE-OFFS]                                   84,252
[RECOVERIES]                                    16,790
[ALLOWANCE-CLOSE]                            1,295,165
[ALLOWANCE-DOMESTIC]                         1,295,165
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0