Form 10-Q/A
period 1996-06-30
SURETY CAPITAL CORP /DE/
filed 1996-08-21
CIK 784932

FORM 10-Q/A
                                AMENDMENT NO. 1

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

Common stock outstanding on July 31, 1996, 5,748,119 shares

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


Dated:   August 20, 1996                        Surety Capital Corporation


                                           By: /s/ C. Jack Bean
                                               ---------------------------------
                                                 C. Jack Bean
                                                 Chairman



                                            By /s/ B.J. Curley
                                               ---------------------------------
                                                B.J. Curley
                                                Vice President, Chief Accounting
                                                Officer & Secretary
                                      21