Form 10-Q
period 1996-09-30
SURETY CAPITAL CORP /DE/
filed 1996-11-14
CIK 784932

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

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

Yes  [X]    No [ ]

Common stock outstanding on November 4, 1996, 5,748,119 shares

                           SURETY CAPITAL CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1. Financial Statements
-------
        Consolidated Balance Sheets at September 30, 1996
        (unaudited) and December 31, 1995                              3

        Consolidated Statements of Income for the Nine Months
        Ended September 30, 1996 and 1995 (unaudited)                  4

        Consolidated Statements of Income for the Three Months
        Ended September 30, 1996 and 1995 (unaudited)                  5

        Consolidated Statements of Shareholders' Equity for the
        Nine Months Ended September 30, 1996 and for the Year
        Ended December 31, 1995 (unaudited)                            6

        Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1996 and 1995 (unaudited)                  7

        Notes to Consolidated Financial Statements                     9

Item 2. Management's Discussion and Analysis of Financial Condition
------- and Results of Operations                                     14

PART II.  -  OTHER INFORMATION
------------------------------

Item 1. Legal Proceedings                                             19
-------

Item 2. Changes in Securities                                         19
-------

Item 3. Defaults Upon Senior Securities                               19
-------

Item 4. Submission of Matters to a Vote of Security Holders           19
-------

Item 5. Other Information                                             19
-------

Item 6. Exhibits and Reports on Form 8-K                              20
-------

                           SURETY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                   (unaudited)

                                     ASSETS

                                                             September 30,         December 31,
                                                                 1996                 1995
                                                                 ----                 ----
Assets:
      Cash and due from banks                                $  6,757,056         $  4,727,018
      Federal funds sold                                       15,302,000           18,490,000
      Interest bearing deposits in financial institutions         286,323            1,046,297
      Investment securities:
           Available-for-sale                                  18,119,039           10,128,157
           Held-to-maturity                                    23,466,973           13,780,538
                                                               ----------           ----------
                Total investment securities                    41,586,012           23,908,695

      Loans                                                    99,360,283           68,991,700
      Less:  Unearned interest                                 (2,548,226)          (1,889,461)
             Allowance for credit losses                       (1,292,189)            (702,927)
                                                               ----------             --------
      Net loans                                                95,519,868           66,399,312

      Premises and equipment, net                               4,018,334            2,775,688
      Accrued interest receivable                               1,081,990              781,031
      Other real estate and repossessed assets                    721,209               85,528
      Other assets                                                636,461              467,147
      Excess of cost over fair value of net assets acquired,
       net of accumulated amortization of $602,480 and
       $359,572 at September 30, 1996 and December 31, 1995,
       respectively                                             6,357,589            2,658,557
                                                                ---------            ---------
            Total assets                                     $172,266,842         $121,339,273
                                                             ============         ============

Liabilities and shareholders' equity:
      Demand deposits                                        $ 23,089,431         $ 13,182,888
      Savings, NOW and money markets                           37,802,713           30,612,855
      Time deposits, $100,000 and over                         19,598,343           15,472,674
      Other time deposits                                      71,790,115           50,330,085
                                                               ----------           ----------
            Total deposits                                    152,280,602          109,598,502

      Note payable                                                      -              375,000
      Accrued interest payable and other liabilities            1,383,165            1,071,299
                                                                ---------            ---------
            Total liabilities                                 153,663,767          111,044,801
                                                              -----------          -----------

Commitments and contingent liabilities

Shareholders' equity:
      Preferred stock, $.01 par value, 1,000,000 shares
        authorized, none issued at September 30, 1996 and
        December 31, 1995                                               -                    -
      Common stock, $.01 par value, 20,000,000 shares
        authorized, 5,763,737 and 3,516,595 shares issued at
        September 30, 1996 and December 31, 1995,
        respectively, and 5,748,119 and 3,506,429 outstanding
        at September 30, 1996 and December 31, 1995,
        respectively                                               57,637               35,166
      Additional paid-in capital                               16,809,808            9,356,469
      Retained earnings                                         1,945,001              811,784
      Treasury stock, 15,618 shares at September 30, 1996
        and 10,166 shares at December 31, 1995 carried
        at cost                                                   (74,539)             (50,830)
      Unrealized gain on available-for-sale securities,
        net of tax                                               (134,832)             141,883
                                                                 --------              -------
            Total shareholders' equity                         18,603,075           10,294,472
                                                               ----------           ----------
            Total liabilities and shareholders' equity       $172,266,842         $121,339,273
                                                             ============         ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              for the nine months ended September 30, 1996 and 1995
                                   (unaudited)

                                                        Nine Months Ended
                                                  September 30,    September 30,
                                                      1996             1995
                                                  -------------    -------------
Interest income:
  Commercial and real estate loans                $  4,088,743     $  2,759,887
  Consumer loans                                     1,084,355          861,646
  Insurance premium financing                        2,509,161        2,080,915
  Federal funds sold                                   875,221          358,600
  Investment securities:
    Taxable                                          1,637,835          518,886
    Tax-exempt                                         243,673          215,391
  Interest bearing deposits                             36,771           76,442
                                                        ------           ------

      Total interest income                         10,475,759        6,871,767
                                                    ----------        ---------

Interest expense:
  Savings, NOW and money market                        760,635          569,783
  Time deposits, $100,000 and over                     754,507          579,022
  Other time deposits                                2,439,884        1,276,222
  Other interest expense                                 6,612          111,915
                                                         -----          -------

      Total interest expense                         3,961,638        2,536,942
                                                     ---------        ---------

        Net interest income before
          provision for credit losses                6,514,121        4,334,825
                                                     ---------        ---------

Provision for credit losses                             90,000           60,000
                                                        ------           ------

      Net interest income                            6,424,121        4,274,825
                                                     ---------        ---------

Noninterest income                                   1,354,776        1,056,095
                                                     ---------        ---------

Noninterest expense:
  Salaries and employee benefits                     3,153,119        2,143,694
  Occupancy and equipment                              933,008          668,483
  General and administrative                         1,965,581        1,569,753
                                                     ---------        ---------

      Total noninterest expense                      6,051,708        4,381,930
                                                     ---------        ---------

        Income before income taxes                   1,727,189          948,990

Income tax expenses:
  Current                                              593,972          300,577
                                                       -------          -------

      Net income                                  $  1,133,217     $    648,413
                                                  ============     ============

Net income per share of common stock              $       0.22     $       0.20
                                                  ============     ============

Weighted average shares outstanding                  5,262,716        3,208,319
                                                  ============     ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
             for the three months ended September 30, 1996 and 1995
                                   (unaudited)

                                                   Three Months Ended
                                              September 30,     September 30,
                                                  1996              1995
                                              ------------      ------------
Interest income:
  Commercial and real estate loans            $  1,479,557      $    930,666
  Consumer loans                                   376,151           305,318
  Insurance premium financing                    1,015,623           703,192
  Federal funds sold                               211,590           117,876
  Investment securities:
    Taxable                                        597,225           184,442
    Tax-exempt                                      82,622            71,797
  Interest bearing deposits                          6,060            25,499
                                                     -----            ------

      Total interest income                      3,768,828         2,338,790
                                                 ---------         ---------

Interest expense:
  Savings, NOW and money market                    242,743           192,828
  Time deposits, $100,000 and over                 275,101           187,963
  Other time deposits                              835,780           502,666
  Other interest expense                                 -            13,073
                                                 ---------            ------

      Total interest expense                     1,353,624           896,530
                                                 ---------           -------

        Net interest income before
          provision for credit losses            2,415,204         1,442,260
                                                 ---------         ---------

Provision for credit losses                         45,000                 -
                                                    ------         ---------

      Net interest income                        2,370,204         1,442,260
                                                 ---------         ---------

Noninterest income                                 474,663           338,149
                                                   -------           -------

Noninterest expense:
  Salaries and employee benefits                 1,132,097           716,661
  Occupancy and equipment                          335,743           227,947
  General and administrative                       698,978           470,887
                                                   -------           -------

      Total noninterest expense                  2,166,818         1,415,495
                                                 ---------         ---------

        Income before income taxes                 678,049           364,914

Income tax expenses:
  Current                                          235,266           113,673

      Net income                              $    442,783      $    251,241
                                              ============      ============

Net income per share of common stock          $       0.08      $       0.07
                                              ============      ============

Weighted average shares outstanding              5,746,512         3,500,871
                                              ============      ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                for the nine months ended September 30, 1996 and
                      for the year ended December 31, 1995
                                   (unaudited)

                                                                                                    Unrealized
                                                                                                       Gain/
                                     Common Stock                      Accumulate                    (Loss) on
                                 ---------------------   Additional    Retained                     Available-
                                               Par        Paid-in      Earnings/      Treasury       for-Sale         Total
                                   Shares     Value       Capital      (Deficit)        Stock       Securities       Equity
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------
Balance at December 31, 1994      3,040,829   $30,408    $8,113,214    $(75,102)              -       $(2,839)      $8,065,681

Sale of Common Stock                459,500     4,595     1,192,587                                                  1,197,182

Purchase of Treasury Stock                                                             $(50,830)                       (50,830)

Net Income                                                              886,886                                        886,886

Exercise of stock options            16,266       163        50,668                                                     50,831

Change in unrealized
  gain/(losses)
  on available-for-sale
  securities, net of income
  taxes                                                                                               144,722          144,722
                                  ---------   -------   -----------  ----------        ---------    ----------     ------------

 Balance at December 31, 1995     3,516,595    35,166     9,356,469     811,784         (50,830)      141,883       10,294,472

Sale of Common Stock              2,239,218    22,392     7,429,706                                                  7,452,098

Purchase of Treasury Stock                                                              (23,709)                       (23,709)

Net Income                                                            1,133,217                                      1,133,217

Exercise of stock options             7,924        79        23,633                                                     23,712

Change in unrealized gain
  (losses) on available-
  for-sale securities,
  net of income taxes                                                                                (276,715)        (276,715)
                                  ---------   -------   -----------  ----------        ---------    ----------     ------------

 Balance at September 30, 1996    5,763,737   $57,637   $16,809,808  $1,945,001        $(74,539)    $(134,832)     $18,603,075
                                  =========   =======   ===========  ==========        =========    ==========     ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1996 and 1995
                                   (unaudited)

                                                                                          September 30,
                                                                               ------------------------------------
                                                                                    1996                1995
                                                                               ----------------    ----------------
Cash flows from operating activities:
   Net income                                                                       $1,133,217            $648,413
   Adjustments to reconcile net income to net
       cash provided by operating activities:
           Provision for credit losses                                                  90,000              60,000
           Provision for depreciation                                                  457,502             349,397
           Amortization of intangible assets                                           182,849              83,976
           Gain on sale or disposal of assets                                                -                 100
           Net increase in unearned interest on loans                                  451,427             456,023
           Net increase in other assets                                               (103,009)           (106,654)
           Net (decrease) increase in accrued interest payable and other              (243,238)            378,789
              liabilities                                                      ----------------    ----------------

                    Net cash provided by operating activities                        1,968,748           1,870,044
                                                                               ----------------    ----------------

Cash flows from investing activities:
   Net increase in loans                                                           (14,059,111)         (2,990,771)
   Payments received on purchased medical claims receivables                        13,278,557          12,961,663
   Purchases of medical claims receivables                                         (10,404,482)        (13,569,897)
   Purchases of available-for-sale securities                                       (7,239,958)         (3,975,999)
   Proceeds from sales of available-for-sale securities                                      0           4,736,538
   Proceeds from maturities of available-for-sale securities                         4,883,718           2,614,473
   Purchases of held-to-maturity securities                                         (2,977,925)         (3,487,303)
   Proceeds from maturities of held-to-maturity securities                           8,495,145           2,716,665
   Proceeds from maturities of interest bearing deposits in financial                1,034,216             189,328
     institutions
   Purchases of bank premises and equipment                                           (429,747)           (460,784)
   Direct cost incurred for bank acquisition                                          (106,113)
   Net cash acquired through acquisition                                             3,876,901          15,385,983
                                                                               ----------------    ----------------

            Net cash (used in) provided by investing activities                     (3,648,799)         14,119,896
                                                                               ----------------    ----------------

Cash flows from financing activities:
   Net decrease in deposits                                                         (6,555,012)           (357,012)
   Principal payments on notes payable                                                (375,000)         (1,375,000)
   Purchase of treasury stock                                                          (23,709)            (50,830)
   Exercise of stock options                                                            23,712                   0
   Proceeds from the sale of stock                                                   7,452,098           1,256,059
                                                                               ----------------    ----------------

            Net cash provided by (used in) financing activities                        522,089            (526,783)
                                                                               ----------------    ----------------

Net (decrease) increase in cash and cash equivalents                                (1,157,962)         15,463,157

Beginning cash and cash equivalents                                                 23,217,018          11,194,360
                                                                               ----------------    ----------------

Ending cash and cash equivalents                                                   $22,059,056         $26,657,517
                                                                               ================    ================


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the nine months ended September 30, 1996 and 1995
                                   (unaudited)

                                                                           September 30,
                                                                ------------------------------------
                                                                     1996                1995
                                                                ----------------    ----------------
Supplemental disclosure:
   Cash paid during the period for interest                          $3,789,628          $2,433,146
   Cash paid during the period for federal income taxes                $400,000             $18,608

Supplemental schedule of investing activities:

   Net cash acquired through acquisitions:
      Interest bearing deposits in financial institutions              $274,242                  $0
      Investment securities                                          21,214,629                   0
      Net loans                                                      18,476,948             875,159
      Premises and equipment, net                                     1,270,401             271,455
      Other assets                                                      896,832               6,569
      Excess of cost over fair value of net assets acquired           3,881,881             102,507
      Deposits                                                      (49,237,113)        (16,538,565)
      Other liabilities                                                (654,721)           (103,108)
                                                                ----------------    ----------------

Net cash acquired through acquisitions                              $(3,876,901)       $(15,385,983)
                                                                ================    ================


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:
     ----------------------

     The condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations and its cash flows for the indicated periods have been included. The results of operations for such interim period are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

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

2.   Acquisitions continued:
     -----------------------

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

     Included in the accompanying consolidated financial statements are the following amounts for First National as of September 30, 1996 and for the nine months ended September 30, 1996:

                 Balance sheet data:
                     Cash and due from banks               $   360,209
                     Federal funds sold                      9,400,000
                     Investment securities                  16,259,433
                     Net loans                              14,980,028
                     Premises and equipment, net             1,420,873
                     Accrued interest receivable               125,319
                     Other assets                              659,900
                                                         -------------

                     Total assets                        $  43,205,762
                                                         =============

                 Income statement data:
                     Total interest income               $   1,577,467
                     Total interest expense                    832,598
                     Other income                              215,001
                     Noninterest expense                       804,587
                                                         -------------

                     Net income                          $     155,283
                                                         =============

     The consolidated results of operations include the operations of First National subsequent to March 1, 1996. The unaudited information for the nine months ended September 30, 1996 and the unaudited pro forma information for the nine months ended September 30, 1995, presented below, reflect the acquisition of First National, as if it had been acquired as of January 1, 1995. Pro forma adjustments consisting of a provision for income taxes and interest expense have been made to properly reflect the unaudited pro forma information.

                                         Nine months ended   Nine months ended
                                         September 30, 1996  September 30, 1995
                                         ------------------  ------------------

              Interest income               $10,475,759          $9,597,529
              Net income                        709,543             954,677
              Net (loss) income per
                  share of common stock     $      0.12          $     0.17

2.   Acquisitions continued:
     -----------------------

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


3.   Investment Securities:
     ----------------------

     At September 30, 1996, the amortized cost and estimated market values of investment securities are as follows:

                                                                       Gross            Gross        Estimated
                                                       Amortized     Unrealized       Unrealized       Fair
                                                         Cost          Gains            Losses         Value
                                                         ----          -----            ------         -----
          Held-to-Maturity:
              U.S. Treasury                        $   4,000,994      $    927          $ 1,141    $  4,000,780
              Obligations of other U.S.
                Government agencies and
                corporations                          14,440,735           271          104,326      14,336,680
              State and county municipals              5,025,244       165,326            1,432       5,189,138
                                                    ------------     ---------        ---------    ------------

                       Total Held-to-Maturity        $23,466,973      $166,524         $106,899     $23,526,598
                                                    ============     =========        =========    ============

          Available-for-Sale:
                U.S. Treasury                      $   6,298,032      $  8,187           $2,019    $  6,304,200
               Obligations of other U.S.
                 Government agencies and
                 corporations                         10,597,442        10,731          215,513      10,392,660
               State and county municipals               409,982                         12,063         397,919
               Federal Reserve Bank Stock                446,250                                        446,250
               Other investment securities               578,010                                        578,010
                                                    ------------     ---------        ---------    ------------

                       Total Available-for-Sale     $ 18,329,716      $  18,918        $229,595    $ 18,119,039
                                                   =============     ==========        =========    ============

     The amortized cost and estimated market value of investment securities at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

3.   Investment Securities continued:
     --------------------------------

                                                                     Estimated
                                                     Amortized         Fair
                                                        Cost           Value
                                                        ----           -----
Held-to-Maturity:
     Due within one year                           $  4,205,346     $ 4,205,894
     Due after one year through five years           14,708,163      14,704,954
     Due after five years through ten years           4,154,293       4,219,050
     Mortgage-backed securities                         399,171         396,700
                                                   ------------     -----------

         Total Held-to-Maturity                    $ 23,466,973     $23,526,598
                                                   ============     ===========

Available-for-Sale:
     Due within one year                           $  6,239,504     $ 6,241,234
     Due after one year through five years            5,584,357       5,534,442
     Due after five years through ten years           5,346,010       5,181,499
     Mortgage-backed securities                         135,585         137,604
     Other securities                                 1,024,260       1,024,260
                                                   ------------     -----------

         Total Available-for-Sale                  $ 18,329,716     $18,119,039
                                                   ============     ===========


     Proceeds from sales of available-for-sale investment securities during the nine months ended September 30, 1996 and 1995 were $0 and $4,736,538 with gross recognized gains of $0 and $100 and no losses, respectively.

     At September 30, 1996 and 1995 the carrying values of the Federal Reserve Bank stock were $446,250 and $151,050, respectively. The fair value of the Federal Reserve Bank stock was estimated to be the same as its carrying value at both dates.

4.   Net Loans:
     ----------

     At September 30, 1996 and December 31, 1995, the loan portfolio was composed of the following:


                                              September 30,       December 31,
                                                   1996                1995
                                                   ----                ----

           Insurance premium financing         $34,811,254         $22,409,356
           Commercial loans                     22,399,093          16,301,840
           Installment loans                    13,153,478          10,645,406
           Real estate loans                    24,716,828          16,281,558
           Medical claims receivable             4,279,630           3,353,540
                                              ------------        ------------

                  Total gross loans             99,360,283          68,991,700

           Unearned interest                    (2,548,226)         (1,889,461)
           Allowance for credit losses          (1,292,189)           (702,927)
                                              ------------        ------------

                  Net loans                    $95,519,868         $66,399,312
                                              ============        ============

4.   Net Loans continued:
     --------------------

     Activity in the allowance for credit losses is as follows:

                                      Nine months         Three Months         Nine months         Three Months
                                         Ended                Ended               Ended               Ended
                                     September 30,        September 30,       September 30,        September 30,
                                         1996                  1996                1995                1995
                                         ----                  ----                ----                ----
     Beginning balance                $  702,927            $1,295,165            $697,948             $718,628
     Provision for credit losses          90,000                45,000              60,000                    0
     Bank acquisition                    614,700                     0              10,181               10,181
     Loans charged off,
       net of recoveries                (115,438)              (47,976)            (43,585)              (4,265)
                                      ----------            ----------            --------             --------

     Ending balance                   $1,292,189            $1,292,189            $724,544             $724,544
                                      ==========            ==========            ========             ========

     Loans on which the accrual of interest has been discontinued amounted to approximately $135,000 and $27,000 at September 30, 1996 and December 31, 1995, respectively.


5.   Shareholders' Equity:
     ---------------------

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


6.   Stock Option Plans:
     -------------------

     The Company has two long-term incentive stock option plans for key senior officers of the Company. The stock option plans provide these key employees with options to purchase shares of the Company's Common Stock at an exercise price equal to the fair market value of such Common Stock on the date of grant. On July 16, 1996, the Company adopted a stock option plan for directors of the Company who are not employees of the Company. This plan is a formula plan pursuant to which annual options to purchase 2,000 shares of the Company's Common Stock at an exercise price equal to the fair market value of such Common Stock on the date of the grant are automatically granted to each non-employee director of the Company.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS:
        --------------

GENERAL

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company changed the name of its subsidiary bank to Surety Bank, National Association ("Surety Bank"), effective January 1, 1995, in order to establish name recognition for Surety Bank and to avoid confusion with other similarly named banks.

The information presented below reflects the lending and related funding business of the Company:


                                                       Nine months ended
                                                 September 30,    September 30,
                                                     1996              1995
                                                     ----              ----

            INSURANCE PREMIUM FINANCING:

              Average balance outstanding       $   26,849,509     $ 23,776,526
              Average yield                               12.5%            11.7%
              Interest income                   $    2,509,161     $  2,080,915

            CONSUMER, COMMERCIAL AND REAL
             ESTATE FINANCING:

              Average balance outstanding       $   54,775,163     $ 44,215,791
              Average yield                               12.6%            10.9%
              Interest income                   $    5,173,098     $  3,261,533

            COST OF FUNDS:

              Average balance outstanding (1)   $  144,184,834     $ 92,715,823
              Average interest rate                        3.7%             3.6%
              Interest expense                  $    3,961,638     $  2,536,942

            AVERAGE MONTHLY AMOUNTS:

              Total interest income             $    1,163,973     $    763,530
              Total interest expense            $      440,182     $    281,882
              Provision for loan losses         $       10,000     $      6,667
              Noninterest income                $      150,531     $    117,344
              Noninterest expense               $      672,412     $    486,881


     (1) Includes $80,144 and $1,297,565 of short term borrowings and $6,612 and $111,915 of interest expense on short term borrowings for the nine months ended September 30, 1996 and 1995, respectively.

Note: Average balances are computed using daily balances throughout each period.

                              AVERAGE BALANCE SHEET

                                                              Nine months ended September 30, 1996
                                                              ------------------------------------
                                                         Average                                Average
                                                         Balance           Interest              Rate
                                                         -------           --------              ----
ASSETS:

     Interest earnings assets:
       U.S. Treasury and agency securities and
         due from time                                 $37,985,065       $  1,918,279(1)          6.7%
       Federal funds sold                               21,114,785            875,221             5.5%
       Loans(2)                                         85,351,415          7,682,259(3)         12.0%
       Allowance for credit losses                      (1,119,472)               N/A             N/A
                                                       -----------       ------------            -----

           Total interest earning assets               143,331,793         10,475,759             9.8%
                                                       -----------       ------------            -----

     Cash and due from banks                             6,181,557
     Premises and equipment                              3,742,163
     Accrued interest receivable                         1,012,359
     Other assets                                        5,897,982
                                                       -----------

         Total assets                                 $160,165,854
                                                      ============


LIABILITIES AND SHAREHOLDERS' EQUITY:

     Interest bearing liabilities:
       Interest bearing demand deposits                $34,995,294         $  632,228             2.4%
       Savings deposits                                  8,274,505            128,407             2.1%
       Time deposits                                    79,248,375          3,194,391             5.4%
       Notes payable                                        80,144              6,612            11.0%
                                                       -----------       ------------            -----

         Total interest bearing liabilities            122,598,318          3,961,638             4.3%
                                                       -----------       ------------            -----

         Net interest income                                               $6,514,121
                                                                           ==========

Net interest spread                                                                               5.5%
                                                                                                 -----

Net interest income to average earning assets                                                     6.1%
                                                                                                 =====

Noninterest bearing deposits                            20,061,217
Accrued interest payable and other liabilities             802,798
                                                       -----------

         Total liabilities                             143,462,333

Shareholders' equity                                    16,703,521
                                                       -----------
         Total liabilities and shareholders' equity   $160,165,854
                                                      ============



(1) Interest income on the tax exempt securities does not reflect the tax equivalent yield.

(2) Loans on nonaccrual status have been included in the computation of average balances.

(3) The interest income on loans does not include loan fees. Loan fees are immaterial and are included in noninterest income.

Nine Months Ended September 30, 1996 Versus Nine Months Ended September 30, 1995
--------------------------------------------------------------------------------

Surety Capital Corporation (the "Company") and its wholly owned subsidiary, Surety Bank, National Association ("Surety Bank"), reported an increase of 74.8% in net earnings of $1,133,217 as compared to $648,413 during the nine months ended September 30, 1996 and 1995, respectively. Earnings per share were $0.22 and $0.20 for the nine months ended September 30, 1996 and 1995, respectively. The increase in earnings per share is principally attributed to an increase in yields realized on the loan portfolio along with an increase in the average balance of loans outstanding. The yields earned by the Company on its loan portfolio during the nine months ended September 30, 1996 and 1995 were 12.0% and 10.0%, respectively, while the average cost of funds for the Company for the same periods was 4.3% and 4.2%, respectively. The average balance of loans outstanding were $85,351,415 and $67,992,319 for the nine months ended September 30, 1996 and 1995, respectively. The loan-to-deposit ratio as of September 30, 1996 and 1995 was 63.0% and 72.4%, respectively, and the drop is attributed to the acquisition of First National Bank, Midlothian, Texas, by Surety Bank. It is the goal of the Company to increase its loan production in order to improve Surety Bank's loan-to-deposit ratio, which will result in a transfer from Surety Bank's overnight federal funds sold (with a 5.5% yield for the first three quarters of 1996) to the higher yielding loan portfolio (with a 12% yield for the first three quarters of 1996).

Total interest income increased 52.4% to $10,475,759 from $6,871,767, while total interest expense increased 56.2% to $3,961,638 from $2,536,942, resulting in a 50.3% increase in net interest income before provision for credit losses to $6,514,121 from $4,334,825. The Company's loan growth between these two periods was concentrated within the real estate lending, commercial loans, consumer loans and the insurance premium financing. Real estate lending increased by 52.3% to $24,716,828 from $16,224,602, commercial lending increased by 43.7% to $22,399,093 from $15,590,320, consumer lending increased by 14.2% to $13,153,478 from $11,519,839, medical claims factoring increased by 43.0% to $4,279,630 from $2,992,867, and insurance premium financing increased by 43.4% to $34,811,254 from $24,283,325. This growth is attributed to the Midlothian acquisition and management's marketing efforts. The average volume of consumer, commercial, and real estate lending increased 23.9%, with an increase in the average yields on those loans from 12.6% to 10.9%. The 12.9% increase in the average volume of insurance premium loans was accompanied by a yield of 12.5% and 11.7% on those loans for the nine months ended September 30, 1996 and 1995, respectively. The average balance of interest bearing deposits increased 52.5%, while the average rate paid increased from 4.2% to 4.3%.

The Company recorded a $90,000 provision for loan losses during the nine months ended September 30, 1996 compared to $60,000 provision for loan losses during the nine months ended September 30, 1995. As the Company's ratio of net charge-offs to average loans remained unchanged for these periods, the Company provided amounts, through charges to earnings, to maintain the allowance for loan losses at an adequate level. Management believes that all known losses in the portfolio have been recognized.

The Company's noninterest income increased 28.3% to $1,354,776 from $1,056,095 for the nine months ended September 30, 1996 and 1995, respectively. This increase compares to a corresponding increase in average noninterest bearing deposits of 63.1% to $20,061,217 from $12,297,624 for these same periods. Noninterest income is generated primarily from fees associated with noninterest and interest bearing accounts.

Noninterest expense increased 38.1%, primarily the result of a 47.1% increase in salaries and employee benefits, a 39.6% increase in occupancy and equipment expenses, and a 25.2% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the Midlothian acquisition and the Providers Funding Corporation acquisition. Increases in general and administrative expenses relate primarily to legal and professional fees.


Three Months Ended  September  30, 1996 Versus Three Months Ended  September 30,
1995
--------------------------------------------------------------------------------

The Company earned $442,783 as compared to $251,241 during the three months ended September 30, 1996 and 1995, respectively. Earnings per share were $0.08 and $0.07 for the three months ended September 30, 1996 and 1995, respectively. Total interest income increased 61.1% to $3,768,828 from $2,338,790, while total interest expense increased 50.9% to $1,353,264 from $896,530, resulting in a 67.5% increase in net interest income before provision for loan losses to $2,415,204 from $1,442,260.

The Company recorded a $45,000 provision for loan losses during the three months ended September 30, 1996 compared to no provision for credit losses during the three months ended September 30, 1995. As the Company's ratio of net charge-offs to average loans remained unchanged for these periods, the Company provided amounts, through charges to earnings, to maintain the allowance for loan losses at an adequate level. Management believes that all known losses in the portfolio have been recognized.

The Company's noninterest income increased 40.4% to $474,664 from $338,149 for the three months ended September 30, 1996 and 1995, respectively. Noninterest expense increased 53.1%, primarily the result of a 58.0% increase in salaries and employee benefits, a 47.3% increase in occupancy and equipment expenses, and a 48.4% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the Midlothian acquisition and the Providers Funding Corporation acquisition. Increases in general and administrative expenses relate primarily to legal and professional fees.

Parent Company Only Results of Operations.
------------------------------------------

The Company did not own Surety Bank prior to December 30, 1989. Since that time, the Company has served as a parent company to Surety Bank and has wound down the Company's own separate business activities. For the nine months ended September 30, 1996, the Company had only nominal income, other than equity in net income of Surety Bank of approximately $33,000, and approximately $98,600 in noninterest expenses. The noninterest expenses, which decreased 25.5% from the same period in the prior year, consisted primarily of legal and professional fees incurred in the operation of the Company and in the maintenance of the Company's public company status under applicable securities laws and regulations.

ALLOWANCE FOR CREDIT LOSSES

The Company recorded a $90,000 provision for credit losses during the nine months ended September 30, 1996 compared to a $60,000 provision during the nine months ended September 30, 1995. The Company's provision for credit losses is based upon quarterly loan portfolio reviews by management. The purpose of the reviews is to assess loan quality, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the market economy. Credit losses different from the allowance provided by the Company are likely, and credit losses in excess or deficient of the allowance for loan losses are possible. Loan losses in excess of the amount of the allowance could and probably would have a material adverse effect on the financial condition of the Company.

The ratio of charge-offs, net of recoveries, to average loans during the nine months ended September 30, 1996 was 0.2%. The ratio of the allowance for credit losses to total loans was 1.3% on September 30, 1996 as compared to 1.0% on September 30, 1995. The allowance for credit losses was $1,292,189 and $724,544 on September 30, 1996 and 1995, respectively.

CURRENT TRENDS AND UNCERTAINTIES

Economic trends and other developments could adversely affect the Company's operations. Regulatory changes may increase the Company's cost of doing business or otherwise impact it adversely.

LIQUIDITY

The Company's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At September 30, 1996, 15.2% of Surety Bank's interest bearing liabilities were in the form of time deposits of $100,000 and over. Although unlikely, if a large number of these time deposits matured at approximately the same time and were not renewed, Surety Bank's liquidity could be adversely affected. Currently, the maturities of Surety Bank's large time deposits are spread throughout the year, and Surety Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

Over the long term, the ability of the Company to meet its cash obligations will depend substantially on its receipt of dividends from Surety Bank, which are limited by banking statutes and regulations.

CAPITAL RESOURCES

Shareholders' equity at September 30, 1996 was $18,603,075 as compared to $10,294,472 at December 31, 1995. The Company had consolidated net income of $1,133,217 for the nine months ended September 30, 1996.

Under the regulatory risk-based capital framework, Surety Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half, or 4%, must be in the form of Tier 1 (core) capital.
The remaining one-half, or 4%, may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of the loan loss allowances that may be included in capital after the transition period is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for Surety Bank was 10.76% and 11.72%, respectively, at December 31, 1995 and 11.05% and 12.30%, respectively, at September 30, 1996. In addition, Surety Bank is expected to maintain a Tier 1 capital to total assets ratio (Tier 1 leverage ratio) of at least 3%. Surety Bank is currently, and expects to continue to be, in compliance with these capital requirements.

While the Company believes it has sufficient financing for its working capital needs until the end of its 1996 fiscal year, there can be no assurance that the Company's present capital and financing will be sufficient to finance future operations thereafter. If the Company sells additional shares of common and/or preferred stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing shareholders. If additional financing becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms. In this event, the Company could be required to restrict its operations.

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

On December 8, 1994, the Company obtained a $1,750,000, 90-day note payable to a local financial institution to finance the acquisition of First National Bank, Whitesboro, Texas. After the note matured on June 7, 1995, the Company reduced the balance of the note to $500,000, and a new note was obtained for the remaining balance of $500,000 with a maturity of January 23, 1996. On February 28, 1996, the Company repaid this debt.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Surety Bank is a defendant in two related cases: Tennessee Ex Rel. Douglas Sizemore, Commissioner of Commerce and Insurance for the State of Tennessee, et al. vs. Surety Bank, N.A., filed in June 1995 in the Federal District Court for the Northern District of Texas, Dallas Division (the "Anchorage Case"), and United Shortline Inc. Assurance Services, N.A. et al. vs. MacGregor General Insurance Company, Ltd., et al., now pending in the 141st Judicial District Court of Tarrant County, Texas (the "MacGregor Case").

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

The plaintiff in the MacGregor Case, United Shortline Inc. Assurance Services, N.A. ("United Shortline"), is the holder of a Florida judgment against MacGregor General Insurance Company, Ltd. ("MacGregor") and seeks to recover funds allegedly belonging to MacGregor which were held by Surety Bank.

Both cases arise out of Surety Bank's alleged exercise of control over funds held in accounts at Surety Bank under agreements with Anchorage and MacGregor. The exercise of control included the setoff of approximately $570,000, and the interpleader, in the MacGregor Case, of approximately $600,000. Surety Bank asserts that it had a right to exercise control over the funds, in the first instance under contractual agreements between Surety Bank and the respective insurance companies or Surety Bank and the policy holders, and in the second instance in order to protect Surety Bank against the possibility of inconsistent orders regarding the same funds. The Liquidator also seeks to recover funds allegedly transferred from Anchorage/MacGregor accounts at Surety Bank during an approximate four month period in 1993, which exceed $2.6 million in the aggregate. Surety Bank believes that the claims lack merit and intends to defend the cases vigorously.


Item 2. Changes in Securities.

     Not applicable.


Item 3. Defaults Upon Senior Securities.

     Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable


Item 5. Other Information.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

          27   Financial Data Schedule*

------------------------------------------------------------

     * Filed herewith.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 12, 1996              Surety Capital Corporation


                                        By: /s/ C. Jack Bean
                                            ---------------------
                                            C. Jack Bean
                                            Chairman




                                        By: /s/ B.J. Curley
                                            ---------------------
                                            B.J. Curley
                                            Vice President, Chief Accounting
                                            Officer & Secretary