Form 10-K
period 1996-12-31
SURETY CAPITAL CORP /DE/
filed 1997-04-01
CIK 784932

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-K
Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1996 --- Commission File Number 33-1983; OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ___________ to
     ___________.

                              --------------------

                           SURETY CAPITAL CORPORATION
                           --------------------------
             (Exact name of Registrant as specified in its charter)

       Delaware                                           75-2065607
       --------                                           ----------
(State of Incorporation)                      (IRS Employer Identification No.)

             1845 Precinct Line Road, Suite 100, Hurst, Texas 76054
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (817) 498-2749
                                 --------------
              (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by nonaffiliates of the Registrant, based on the quoted price of the Common Stock as reported on the American Stock Exchange on March 20, 1997, was $22,097,559. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant. As of March 20, 1997, 5,750,554 shares of Common Stock were outstanding.

     Documents Incorporated by Reference: Portions of the Company's Proxy Statement dated not later than 120 days after the end of the Company's most recent fiscal year, filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1997 Annual Meeting of Stockholders of Surety Capital Corporation, are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS.

General

     Surety Capital Corporation (the "Company"), a corporation incorporated under the laws of the state of Delaware in 1985, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company owns all of the issued and outstanding shares of capital stock of Surety Bank, National Association, formerly Texas Bank, National Association and formerly Texas National Bank, Lufkin, Texas (the "Bank"), with full service offices in Chester, Hurst, Kennard, Lufkin, Midlothian, Waxahachie, Wells and Whitesboro, Texas.

     The Company's principal executive offices are located at 1845 Precinct Line Road, Suite 100, Hurst, Texas 76054, and its telephone number is 817-498-2749. The Bank's principal offices are located at 1845 Precinct Line Road, Suite 100, Hurst, Texas 76054, and its telephone number is 817-498-2749.

The Company

     At December 31, 1996 the Company had consolidated total assets of $176,439,310, total net loans of $101,866,914, consolidated total deposits of $155,690,341, and consolidated total shareholders' equity of $19,230,552.

     The Company acts as a registered bank holding company under the BHC Act. The Company does not have any independent material business activities, and anticipates that its future activities will be limited to acting as a source of support for the Bank.

     As a result of the consolidation of the Bank and First National Bank, Midlothian, Texas, under the charter of the Bank, and under the title of "Surety Bank, National Association" effective as of the close of business on February 29, 1996, the Company owns 100% of the issued and outstanding shares of common stock of the Bank. See "Item 1. Business - Acquisitions."

     The Company's business is neither seasonal in nature nor in any manner related to or dependent upon patents, licenses, franchises or concessions, and the Company has not spent material amounts on research activities.

     The following table sets forth in summary form the revenues, expenses and income for the Company and the Bank as of, and for the year ended, December 31, 1996:

Balance Sheet Data             Company Only      Bank Only       Consolidated
------------------             ------------      ---------       ------------
Cash and Cash Equivalents       $   756,813    $ 22,866,457      $ 22,866,457
Total Net Loans                                 101,866,914       101,866,914
Total Assets                     19,230,552     176,469,414       176,439,310
Deposits                                        156,447,153       155,690,341
Total Liabilities                               158,151,409       157,208,758
Shareholders' Equity             19,230,552      18,318,004        19,230,552

Income Statement Data            Company Only     Bank Only   Consolidated
---------------------            ------------     ---------   ------------
Interest Income                  $    40,045    $14,390,362   $14,390,362
Interest Expense                       6,612      5,395,122     5,361,689
Non-Interest Expense                 169,610      7,999,228     8,135,012
Net Income                         1,697,987      1,788,489     1,697,987


The Subsidiary Bank

     The Bank was chartered as a national banking association in 1963 and has its main offices located in Hurst, Texas. The Bank also operates seven (7) branches in Chester, Kennard, Lufkin, Midlothian, Waxahachie, Wells and Whitesboro, Texas.

     The services offered by the Bank and its branches are generally those offered by commercial banks of comparable size in their respective areas, except that a large portion of the Bank's loan portfolio represents insurance premium financing loans. Some of the major services are described below.

     COMMERCIAL BANKING. The Bank provides general commercial banking services for corporate and other business clients located in Tarrant County, Texas, and through its branches located in Angelina, Cherokee, Ellis, Grayson, Houston and Tyler Counties, Texas as a part of the Bank's efforts to serve the local communities in which it operates. These loans are generally made to provide working capital, to finance the purchase of equipment, and for the expansion of existing businesses. Most loans are secured by the assets of the businesses, including real estate, inventories, receivables, equipment and cash. Virtually all of these loans are also guaranteed by the owners of the businesses. The commercial loan portfolio also includes a significant amount of agricultural loans to farmers and ranchers. These loans are normally secured by equipment, crops, livestock, real estate and cash.

     The average yield during 1996 for the Bank's commercial lending activities was 13%. The Bank's commercial loans usually have maturities of twelve months or less. The Bank also offers programs for medical claims factoring.

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

     At December 31, 1996 approximately 27%, 36% and 37% of the Bank's loan portfolio represented commercial banking loans, consumer banking loans and insurance premium financing loans, respectively.

Acquisitions

     Effective as of the close of business on March 22, 1993, the Bank acquired Bank of East Texas, Chester, Texas ("Bank of East Texas") and First State Bank, Wells, Texas ("First State Bank"). The acquisitions were effected by the Bank through the mergers of Bank of East Texas and First State Bank with and into the Bank. Pursuant to the mergers, the Bank paid $645,676 and $1,090,203, respectively, to the shareholders of Bank of East Texas and First State Bank. The purchase prices were based on the respective book values of the Bank of East Texas and First State Bank as of February 28, 1993, subject to certain agreed upon adjustments. The Company financed the acquisitions with internally-generated cash reserves.

     Effective as of the close of business on May 31, 1994, the Bank acquired The Farmers Guaranty State Bank of Kennard, Kennard, Texas ("Farmers Bank") for $1,200,000. The acquisition was effected by the Bank through the merger of Farmers Bank with and into the Bank. The purchase price was based on a multiple of the book value of Farmers Bank as of May 31, 1994, subject to certain agreed upon adjustments. The Company financed the acquisition with internally-generated cash reserves.

     Effective as of the close of business on December 8, 1994, the Bank acquired First National Bank, a national banking association located in Whitesboro, Texas ("First National Bank") for $6,000,000. The acquisition was effected by the Bank through the merger of First National Bank with and into the Bank. The purchase price was approximately 150% of the book value of First National Bank as of the effective date of the merger. The Company financed the acquisition in part through a private placement of its common stock, and in part through a loan from a financial institution.

     Effective as of the close of business on September 28, 1995, the Bank purchased certain assets and assumed certain liabilities of the branch of Bank One, Texas, National Association located in Waxahachie, Texas ("Bank One Branch"). At the closing, the Bank assumed deposits and other liabilities totaling approximately $16,539,000. In addition, the Bank acquired certain small business and consumer loans totaling approximately $875,000, certain real property, furniture and equipment totaling approximately $274,000, and cash and other assets totaling approximately $15,426,000. After paying a deposit premium of two percent (2%) on the deposits assumed totaling approximately $331,000, the Bank received approximately $15,419,000 in cash from Bank One Branch as consideration for the net deposit liabilities assumed. The Company financed the acquisition with internally-generated cash reserves.

     On February 29, 1996, the Company acquired First Midlothian Corporation, a Texas bank holding company located in Midlothian, Texas ("First Midlothian"), and its wholly-owned subsidiary, First National Bank, a national banking association also located in Midlothian, Texas ("First National Bank"), through the merger of a wholly-owned operating subsidiary of the Bank with and into First Midlothian. In connection with the merger, the Bank paid a total of $6,595,707, of which $5,976,000 was paid to the former shareholders of First Midlothian in exchange for their shares of common stock of First Midlothian and $619,707 was applied to the repayment in full of certain outstanding debentures of First Midlothian. The purchase price was approximately one hundred fifty percent (150%) of the book value of First National Bank as of the effective date of the merger. Following the consummation of the merger, the Bank and First National Bank were consolidated under the charter of the Bank, and First Midlothian was liquidated. The Company financed the acquisition through an $7,394,293 underwritten public offering of its shares of common stock, which closed in February 1996.

     Effective March 15, 1996, the Bank acquired all of the assets and assumed certain of the liabilities in the approximate amount of $50,000 of Providers Funding Corporation ("PFC"), a Dallas based medical claims servicing company, for a purchase price of $1,000,000.

Insurance Premium Financing

     Insurance premium financing involves lending money to purchasers of property and casualty insurance (the "insureds") for the payment of their insurance premiums. This is an established type of lending which has typically been provided by special purpose subsidiaries of major insurance companies and by finance companies. Insurance premium financing is generally considered a low risk form of lending for three reasons:

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

     3. Even though the insured is responsible for repayment of the premium finance loan, if the insured does not make the loan payments on time, the lender has the right to cancel the policy (after notice to the insured) and to receive the entire amount of the unearned premium from the insurance carrier. The unearned premium is usually in excess of the loan balance, including accrued interest.

     The Company, and subsequently the Bank, has engaged in insurance premium finance lending since 1986, and the business has grown in terms of volume and outstanding loan balances since that time. Since its acquisition in 1989, the Bank has made all of the insurance premium financing loans. The following table shows the outstanding balance of premium finance loans at the end of each of the years indicated:

                   INSURANCE PREMIUM FINANCE LOANS OUTSTANDING

                                      Gross Loans
                         Year         Outstanding
                         ----         -----------
                         1989         $ 4,682,321

                         1990           7,061,880

                         1991           8,265,490

                         1992           7,267,889

                         1993          14,518,680

                         1994          20,931,642

                         1995          22,409,356

                         1996          39,168,604


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

     The insurance premium finance division is managed by G.M. Heinzelmann, III. The division's central operations department is located in the Bank's offices in Hurst, Texas. This location is staffed with nine (9) operations people and three
(3) marketing managers. The division also has a loan production office in Atlanta, Georgia. The Atlanta office is currently staffed with a regional manager, two (2) part-time employees, and four (4) marketing managers.

     The marketing managers devote all of their time to developing and maintaining the Bank's relationships with insurance companies, insurance brokers, and insurance agencies. Currently the Bank has active relationships with approximately 600 insurance companies and approximately 5,000 insurance agents. These parties refer insurance purchasers who request financing to the Bank, although in most cases the relationships are not exclusive.

     A majority of the insurance premiums are financed by the Bank and relate to commercial property and casualty policies. Since the premiums on these policies can be quite high, many businesses prefer to pay the premiums over the course of the policy life rather than to pay the entire premium at the time the policy is purchased.

     Since the Bank relies on rebates of the unearned premiums as collateral to pay off defaulted insurance premium loans, the Bank evaluates the financial strength of the insurance companies as well as each insured. In order to avoid excessive concentrations, the Bank limits the dollar amount of premium financing for policies written by any single insurance company. The Bank's current policy limits the aggregate loans related to any single insurance company or any insurance syndicate to a maximum of 35% of the Bank's capital. The 35% limit applies only to insurance companies rated "A" or better by A. M. Best & Company, Inc. ("Best"), and to certain unrated insurance organizations which the Bank's management has determined to be financially strong. Lower percentage limits apply to insurance companies which have ratings of less than "A" from Best or are not rated by Best. For example, the aggregate premium loans related to any insurance entity that is not rated by Best and is not admitted in Texas may not exceed 10% of the Bank's capital unless the Bank's board of directors authorizes a higher limit based on a review of the insurer, principally concerning its financial strength.

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

                           A++, A+          Superior
                           A, A-            Excellent
                           B++, B+          Very Good
                           B, B-            Adequate
                           C++,C+           Fair
                           C, C-            Marginal

     In addition to these ratings, Best has a variety of ratings for companies for which the standard ratings are not applicable. These additional ratings simply indicate the reason no rating is assigned and are not necessarily qualitative assessments. The following table provides a breakdown of the Bank's insurance premium financing loans outstanding as of December 31, 1996 by the type and, where applicable, the rating of the entity providing the insurance:


Insurance companies rated AA++, A+, A or A- by Best          71.0%

Insurance companies rated AB++, B+, B or B- by Best           6.0%

Texas Workers Compensation Insurance Fund                     5.3%

Insurance syndicates operating through established            5.3%
insurance exchanges

Non-rated insurance companies admitted in Texas               7.4%

Non-rated insurance companies not admitted in Texas           5.0%
                                                            ------

                                     Total                  100.0%
                                                            ======

     Management believes the structure of these loans results in limited credit losses. The Bank may incur losses in its insurance premium financing business for a number of reasons, including fraud, refusal of an insurance company to refund a premium, insurance company insolvency, failure of the Bank to properly notify an insurance company of the Bank's interest in unearned premiums under applicable law and other reasons. The Bank's loss experience on insurance premium finance lending was adversely affected during the second half of 1991 by the failure of a non-rated insurance company. Since 1991, the Bank has limited its exposure to non-rated companies, as described above, and has experienced no net credit losses on premium financing loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Credit Losses."

Medical Receivables Factoring

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

     The turnover in the Bank's medical receivables portfolio is rapid and is attributable to each factored receivable having an average life of approximately nine weeks. During the year ended December 31, 1996, the yield on the funds committed to this activity was 37.8%. During the first quarter of 1996, the administration of the medical receivables was handled by Providers Funding Corporation ("PFC"), a company which specialized in the acquisition and processing of medical receivables. PFC developed specialized computer systems to automate much of the administration of the medical receivables. In addition to a review of the receivables conducted by PFC, the Bank had two employees conduct a secondary review of the receivables to make sure they met the Bank's criteria. Effective March 15, 1996, the Bank acquired PFC, which is now operated as a division of the Bank and now conducts in-house the acquisition and processing of medical receivables.

     The Bank has experienced no material losses in its medical receivables factoring business since the Bank began this type of lending in 1990. The only losses experienced by the Bank in its medical receivables factoring business occurred in the second half of 1996 and amounted to $12,724. However, the Bank could incur losses in its medical receivables factoring business for a number of reasons, including fraud and the failure of the insurance company or the government agency to pay the receivable for any reason. The Bank generally has no recourse against the health care provider for payment of a medical receivable which is not otherwise paid, although the Bank generally obtains and perfects a security interest in all medical receivables of that health care provider to secure payment of the receivables. Therefore, payments on any other receivable in excess of the balance due the Bank regarding that receivable may, under certain circumstances, be applied to an unpaid receivable. Medical receivables factoring, like insurance premium financing, is a specialty type of financing which provides high yields and requires specialized expertise and systems. The Bank considers the market for this type of financing to be relatively broad, and to extend beyond the local markets served by its branches.

Competition

     There is significant competition among banks and bank holding companies in Angelina, Cherokee, Ellis, Grayson, Houston, Tarrant and Tyler Counties, Texas, and the Bank believes that such competition among such banks and bank holding companies, many of which have far greater assets and financial resources than the Bank, will continue to increase in the future. The Bank also encounters intense competition in its commercial and consumer banking business from savings and loan associations, credit unions, factors, insurance companies, commercial and captive finance companies, and certain other types of financial institutions located in other major metropolitan areas in the United States, many of which are larger in terms of capital, resources and personnel. The casualty insurance premium financing business of the Bank is also very competitive. Large insurance companies offer their own financing plans, and other independent premium finance companies and other financial institutions offer insurance premium financing loans.

Employees

     As of December 31, 1996 the Company and the Bank had one hundred thirty one
(131) full-time employees and two (2) part-time employees. None of the Company's or the Bank's employees are subject to a collective bargaining agreement, and the Company and the Bank believes that their respective employee relations are good.

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

Federal Bank Holding Company Regulation

     The Company is a bank holding company within the meaning of the BHC Act, and therefore is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "FRB"). The Company is required to file reports with, and to furnish such other information as, the FRB may require pursuant to the BHC Act, and to subject itself to examination by the FRB. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil monetary penalties against companies or individuals who violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Certain violations may also result in criminal penalties. The Office of the Comptroller of the Currency ("OCC") is authorized to exercise comparable authority with respect to the Bank.

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

     The Interstate Banking Act also provides for de novo branches in a state if that state expressly elects to permit de novo branching on a non-discriminatory basis. A "de novo branch" is defined as a branch office of a national or state bank that is originally established as a branch and does not become a branch as a result of an acquisition, conversion, merger or consolidation. De novo interstate branching is subject to the same conditions applicable to interstate mergers under the Interstate Banking Act, other than deposit concentration limits. Texas has elected not to permit de novo branching through 1999.

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

National Bank Regulation

     The Bank is a national banking association and therefore is subject to regulation, supervision and examination by the OCC. The Bank is also a member of the FRB and the FDIC. Requirements and restrictions under the laws of the United States include the requirement that reserves be maintained against deposits, restrictions on the nature and the amount of loans which can be made, restrictions on the business activities in which a bank may engage, restrictions on the payment of dividends to shareholders, and minimum capital requirements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources." As discussed above, the OCC has enforcement authority over the Bank that is similar to that of the FRB with respect to the Company. In addition, upon making certain determinations with respect to the condition of any insured national bank, such as the Bank, the FDIC may begin to terminate a bank's federal deposit insurance.

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

     Federal and Texas state laws generally limit the amount of interest and fees which lenders, including the Bank, may charge regarding loans. The applicable law, and the applicable limits, may vary depending upon, among other things, the identity, nature and location of the lender, and the type of loan or collateral. In Texas, the maximum interest rate applicable to most loans changes with changes in the average auction rate for United States Treasury Bills, but does not decline below 18% or rise above 24% (except for certain loans in excess of $250,000 for which the maximum annual rate may not rise above 28%). However, the interest which may be charged on an insurance premium finance loan is regulated by the Texas State Board of Insurance. See "Item 1. Business - Insurance Premium Financing."

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

     FDICIA requires the federal bank regulators to take "prompt corrective action" with respect to any depository institution which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well-capitalized" to "critically undercapitalized," and require or permit the federal bank regulators to take supervisory action regarding any depository institution that is not at least "adequately capitalized." Under these regulations, which became effective December 19, 1992, a depository institution is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and it is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. A depository institution is considered "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio and leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the depository institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the depository institution does not meet the definition of an undercapitalized institution. A depository institution is considered "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or a leverage ratio of less than 4% (or a leverage ratio of less than 3% if the depository institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A "significantly undercapitalized" depository institution is one which has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. A "critically undercapitalized" depository institution is one which has a ratio of tangible equity to total assets of equal to or less than 2%.

     With certain exceptions, national banks will be prohibited from making capital distributions or paying management fees if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized national banks will be required to file capital restoration plans with the OCC. Undercapitalized national banks will also be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The OCC also may, among other things, require an undercapitalized national bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

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

Based on its capital ratios as of December 31, 1996, the Bank was classified as "well capitalized" under the applicable regulations. The Company does not believe that FDICIA's prompt corrective action regulations will have any material effect on the activities or operations of the Bank. However, if the Bank were to become undercapitalized and these restrictions were to be imposed, the restrictions, either individually or in the aggregate, could have a significant adverse effect on the operations of the Bank, and, as a result, the ability of the Company to pay dividends on the Common Stock or service any cash flow needs.

     As a result of the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC, such as the Bank, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with: (i) the default of a commonly controlled FDIC insured depository institution; or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" if defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

Deposit Insurance

     As an FDIC member institution, the deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC. Generally, banks are assessed insurance premiums according to how much risk they are deemed to present to BIF. Banks with higher levels of capital and which have earned a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Under the rate structure which went into effect in January 1996, assessments range from zero to 27 cents per $100 of domestic deposits, subject to a minimum assessment of $2,000. Under this structure, the Bank in 1996 was assessed at a zero rate and paid the minimum assessment rate of $2,000. In November of 1996 the FDIC's Board of Directors voted to retain the existing BIF assessment schedule for 1997, but eliminated the minimum assessment amount, and approved an assessment against BIF-assessable deposits to be paid to the Financing Corporation ("FICO") to assist in paying interest on FICO bonds, which financed the resolution of the thrift industry series. The FICO assessment is approximately 1.3 basis points on BIF-insured deposits. The first quarter 1997 FICO assessment of the Bank is approximately $4,800.

Internal Operating Requirements

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

     Under the Community Reinvestment Act of 1977 (the "CRA") a bank's applicable regulatory authority (which is the OCC for the Bank) is required to assess the record of each financial institution which it regulates to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by such institution for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The Bank has undertaken significant actions to comply with the CRA, and has received a "satisfactory" commendation in its most recent review by federal regulators with respect to its compliance with the CRA. Both the United States Congress and the banking regulatory authorities have proposed substantial changes to the CRA and fair lending laws, rules and regulations, and there can be no certainty as to the effect, if any, that any such changes would have on the Bank.

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

     The minimum standard for the ratio of capital to risk-weighted assets (including certain offbalance sheet obligations, such as standby letters of credit) is 8%. At least half of the risk-based capital must consist of common equity, retained earnings, and qualifying perpetual preferred stock, less deductions for goodwill and various other intangibles ("Tier I capital"). The remainder may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock, and a limited amount of the general valuation allowance for credit losses ("Tier II capital"). The sum of Tier I capital and Tier II capital is "total risk-based capital."

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

     As of December 31, 1996, the Company's Tier I risk-based capital ratio was 11.10%, its total risk-based capital ratio was 12.29% and its leverage ratio was 7.02%, which equaled or exceeded the federal minimum regulatory requirements.

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

ITEM 2. PROPERTIES.

     The Bank has eight banking facilities. The Bank's main office is located in Hurst, Texas, and its branches are located in Chester, Kennard, Lufkin, Midlothian, Waxahachie, Wells and Whitesboro, Texas.

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

           Period                                Monthly Rent
           ------                                ------------
    01-01-97 to 12-31-98                          $10,922.37

    01-01-99 to 12-31-99                          $11,391.36


     The Company also occupies a portion of the office space leased by the Bank under this lease.

     The Chester facility is located in a two-story building on U.S. Highway 287 in Chester, Texas. This building, and the underlying tract of land consisting of approximately 15,000 square feet, are owned by the Bank. The building includes approximately 5,600 square feet of office space. The Bank also owns an improved tract of land (containing approximately 3,000 square feet) located adjacent to the Chester facility.

     The Kennard facility is located in a one-story building at Broadway and Main Streets in Kennard, Texas. This building, and the underlying tract of land consisting of approximately 14,000 square feet, are owned by the Bank. The building includes approximately 2,790 square feet of office space. The Bank also owns two storage buildings located on the same tract of land.

     The Lufkin  facility  is a  two-story  building  located at 600 South First
Street in Lufkin, Texas. This building and the underlying tract of land are owned by the Bank. The building includes approximately 10,000 square feet of office space. A detached motor bank facility is also located on the land.

     The Midlothian facility is located in a one and one-half story building at 910 North 9th Street in Midlothian, Texas. This building, and the underlying tract of land consisting of approximately 71,330 square feet are owned by the Bank. The building includes approximately 17,116 square feet of office space.

     The Waxahachie facility is located in a two-story building at 104 Elm Street in Waxahachie, Texas. This building, and the underlying tract of land consisting of approximately 14,100 square feet, are owned by the Bank. The building includes approximately 5,100 square feet of office space.

     The Wells facility is located in a one-story building on U.S. Highway 69 in Wells, Texas. This building, and the underlying tract of land consisting of approximately 9,000 square feet, are owned by the Bank. The building includes approximately 4,500 square feet of office space. The Bank also owns two unimproved tracts of land (one containing approximately 2.31 acres and the other approximately 1,800 square feet) located adjacent to the Wells facility.

     The Whitesboro facility is located in a one-story building at 2500 Highway 82 East in Whitesboro, Texas. This building, and the underlying tract of land consisting of approximately 132,000 square feet, are owned by the Bank. The building includes approximately 6,400 square feet of office space.

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

     The claimant in the Anchorage Case is the Tennessee Commissioner of Commerce and Insurance ("Tennessee"), appointed by the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, to liquidate Anchorage Fire and Casualty Insurance Company ("Anchorage"), including Anchorage deposits at the Bank. Tennessee seeks to recover compensatory and punitive damages on various alleged causes of action, including violation of orders issued by a Tennessee court, fraudulent and preferential transfers, common law conversion, fraud, negligence, and bad faith, all of which are based on the same underlying facts and course of conduct. The plaintiff in the MacGregor Case, United Shortline Inc. Assurance Services, N.A. ("Shortline"), is the holder of a Florida judgment against MacGregor who seeks to recover funds allegedly belonging to MacGregor which were held by the Bank.

     Both cases arise out of the Bank's alleged exercise of control over funds, representing the Bank's collateral, held in accounts at the Bank under agreements with Anchorage and MacGregor. The Bank asserts that it had a right to exercise control over its collateral under contractual agreements between the Bank and the respective insurance companies or the Bank and the policy holders, and also in order to protect the Bank against the possibility of inconsistent orders regarding the same funds. Tennessee also seeks to recover funds allegedly transferred in and out of the Anchorage/MacGregor accounts at the Bank during an approximate four month period in 1993.

     When the MacGregor case was initially filed, Shortline sought a restraining order against the Bank concerning the MacGregor funds. When the Bank received notice of competing claims to some or all of these funds by Tennessee, the Bank intervened and interpled approximately $600,000 into the court's registry. Shortline now seeks, inter alia, damages against the Bank from an alleged wrongful offset wherein the Bank allegedly exercised control over the MacGregor funds at the Bank pursuant to agreements with MacGregor. The Bank moved for and obtained a summary judgment that its intervention and interpleader of funds was proper. Shortline also sought and obtained a summary judgment from the trial court that the funds interpled by the Bank into the court's registry belonged to Shortline. Tennessee appealed the summary judgment to the Fort Worth Court of Appeals. The Fort Worth Court of Appeals affirmed the trial court's ruling that the Bank's intervention and interpleader was proper but reversed the trial court's ruling that the funds in the court belonged to Shortline. Currently, Shortline and Tennessee have made application to the Texas Supreme Court to allow an appeal of the ruling from the Fort Worth Court of Appeals.

     In the Anchorage case, Tennessee claims that the Bank allegedly transferred funds in and out of the Anchorage accounts after allegedly receiving notice of court orders prohibiting such transfers. Discovery in this case is in the initial stages and the damages sought by Tennessee are not yet certain.

     The Bank believes both of these cases lack merit and intends to defend them vigorously. The outcome of both of these cases is uncertain at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE CORPORATION.

     The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on May 29, 1997, their respective ages, and their present position with the Corporation are as follows:


                                                 Position With                            Position
      Name                  Age                   Corporation                            Held Since
      ----                  ---                   -----------                            ----------
C. Jack Bean                68         Chairman of the Board and Director                March 1987


Bobby W. Hackler            51         Vice Chairman of the Board, Chief                 January 1997
                                       Operating Officer and Director


G. M. Heinzelmann, III      34         President and Director                            July 1992


B. J. Curley                33         Secretary, Chief Financial Officer and            June 1996
                                       Vice President


     The business experience of each of these executive officers during the past five (5) years is set forth below:

     C. Jack Bean has been Chairman of the Board and a director of the Company since March 1987, and served as President of the Company from March 1987 to July 1992. Mr. Bean was the owner and founder of Surety Finance Company, the predecessor company to the Company's business, from 1985 until March 1987. He has served as Chairman of the Board and a director of the Bank since December 1989. Mr. Bean has served as a director of Dallas Fire Insurance Company, a licensed Texas stock insurance company, since November 1996. The president of Dallas Fire Insurance Company is also a director of the Company.

     Bobby W. Hackler has been Vice Chairman of the Company since February 1997, Chief Operating Officer since June 1996 and a director since May 1994. He previously served as Senior Vice President of the Company from June 1996 to January 1997, as Chief Financial Officer from January 1992 to October 1995, and as Vice President and Secretary from January 1992 to June 1996. He has served as Vice Chairman of the Bank since February 1997, as President since February 1994, as Chief Executive Officer since July 1992, and as a director since December 1990. Mr. Hackler previously served as Chief Operating Officer of the Bank from January 1992 to July 1992. Mr. Hackler has served as a director of McCoy Myers and Associates, Inc., a computer data processing company for banks, since November 1996. The Bank owns a 17% interest in McCoy Myers and Associates, Inc.

     G. M. Heinzelmann, III has been President of the Company since July 1992 and a director since July 1993. He previously served as Vice President of the Company from May 1987 to July 1992. Mr. Heinzelmann has served as Executive Vice President and a director of the Bank since December 1989 and as Manager of the insurance premium finance division of the Company, and subsequently the Bank, since May 1987. He has also served as Secretary, Treasurer and a director of Brian Capital, Inc., a nonoperating publicly-held corporation, since November 1988.

     B. J. Curley has been Secretary of the Company since June 1996 and Chief Financial Officer and Vice President since October 1995. Since December 1994 he has served as Chief Financial Officer and Senior Vice President of the Bank and since May 1993 has served as the Bank's Controller. Prior to May 1993 he served as Controller for Environmental Engineering & Geotechnics, Inc.

     No family relationships exist among the executive officers and directors of the Corporation except as follows: G. M. Heinzelmann, III, President and a director of the Company, is the son-in-law of C. Jack Bean, Chairman of the Board of the Company. Otherwise, there is no family relationship between any of the directors and any executive officer of the Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK- HOLDER MATTERS.

Market Information

     Since January 10, 1995 the Company's Common Stock has been traded on the American Stock Exchange, Inc.'s ("AMEX") primary list under the symbol "SRY." From February 23, 1994 through January 9, 1995 the Company's Common Stock was traded on the AMEX Emerging Company Marketplace under the symbol "SRY.EC." Prior to February 23, 1994, the Company's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

     The following table sets forth, for the periods indicated, the high, low and close sale price per share of the Company's Common Stock as reported on the AMEX primary list since January 10, 1995, and on the AMEX Emerging Company Marketplace from January 1, 1995 through January 9, 1995.

----------------------------------------------------------------
                                  High         Low       Close
----------------------------------------------------------------

1995 Fiscal Year
First Quarter                    $4.38       $3.06       $4.13
Second Quarter                    6.75        3.19        3.44
Third Quarter                     5.13        3.50        4.75
Fourth Quarter                    5.00        3.50        3.50

1996 Fiscal Year
First Quarter                     4.50        3.25        3.75
Second Quarter                    4.93        3.63        4.56
Third Quarter                     4.93        4.00        4.50
Fourth Quarter                    4.88        4.00        4.06


Stockholders

     As of March 20, 1997 there were 444 record holders of the Company's Common Stock.

Quarterly Data (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
     (dollars in thousands,        First Quarter      Second Quarter     Third Quarter     Fourth Quarter        Total Year
     except per share data)                                                                                        to Date
------------------------------------------------------------------------------------------------------------------------------
1995 Fiscal Year
----------------
Interest income                        $2,210               $2,323            $2,339             $2,663               $9,535
Net interest income                   368,292              350,383           338,149            362,243            1,419,067
Income before income taxes                311                  273               365                389                1,338
Net Income                                210                  187               251                239                  887
Earnings per share                        .07                  .06               .07                .07                  .27
Weighted average shares and
     share equivalents              3,113,483            3,156,771         3,500,871          3,506,429            3,279,448

1996 Fiscal Year
----------------
Interest income                        $2,951               $3,756            $3,769             $3,915              $14,390
Net interest income                   397,269              482,843           474,663            522,679            1,877,454
Income before income taxes                363                  686               678                875                2,636
Net Income                                244                  446               443                565                1,698
Earnings per share                        .06                  .08               .08                .10                  .32
Weighted average shares and
     share equivalents              4,319,721            5,746,512         5,746,512          5,747,243            5,389,366
------------------------------------------------------------------------------------------------------------------------------

Dividend Policy

     THE COMPANY. The Company currently intends not to pay dividends for the foreseeable future, but to retain any future earnings for use in the business of the Company and the Bank. The payment of any dividends in the future will be made at the discretion of the Board of Directors of the Company and will depend upon the operating results and financial condition of the Company and the Bank, their capital requirements, contractual agreements, general business conditions and other factors. The Company's principal source of funds to pay dividends in the future, if any, on the Common Stock will be cash dividends the Company receives from the Bank. See "Item 1. Business - Supervision and Regulation" for a discussion of regulatory constraints on the payment of dividends by national banks and bank holding companies generally.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The following summary consolidated financial data of the Company is derived from the financial statements of the Company as of and for the five years ended December 31, 1996. The following summary consolidated financial data of the Company should be read in connection with the consolidated financial statements of the Company and the notes thereto and the information in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                    Years Ended December 31,
                                                                 -----------------------------------------------------------
                                                                 1996(1)     1995(2)      1994(3)     1993(4)        1992
                                                                 -------     -------      -------     -------        ----
Income Statement Data:  ($ in 000's)
  Interest income                                                $14,390      $9,535       $5,387      $3,995      $3,344
  Interest expense                                                 5,362       3,678        1,488       1,124         978
      Net interest income                                          9,028       5,857        3,899       2,871       2,366
  Provision for credit losses                                        135          60          107          91         300
      Net interest income after provision for credit losses        8,893       5,797        3,792       2,781       2,067
  Noninterest income                                               1,877       1,419        1,160       1,182         784
  Noninterest expense                                              8,135       5,878        4,462       3,592       2,835
  Earnings before income taxes                                     2,636       1,338          490         371          16
  Income taxes                                                       938         451           17
  Net earnings (loss)                                            $ 1,698       $ 887        $ 473       $ 371       $  16
Common Share Data:(5)
  Net earnings (loss)                                            $  0.32     $  0.27      $  0.20     $  0.19     $  0.00
  Book value                                                        3.34        2.94         2.65        2.32        2.05
  Weighted average common shares
     outstanding (in 000's)                                        5,389       3,279        2,394       2,002       1,952
  Period end shares outstanding (in 000's)                         5,748       3,506        3,041       2,273       1,981
Balance Sheet Data:  ($ in 000's)
  Total assets                                                  $176,439    $121,339     $102,294     $49,036     $30,964
  Insurance premium finance loans, net                            38,224      21,905       20,497      14,209       7,051
  Other loans, net                                                64,935      45,197       44,167      17,417      12,442
  Allowance for credit losses                                      1,285         703          698         401         325
  Total deposits                                                 155,690     109,599       92,027      43,596      26,840
  Shareholders' equity                                            19,231      10,295        8,066       5,281       4,058
Performance Data
  Return (loss) on average total assets                              1.0%         .8%          .8%         .8%         .1%
  Return (loss) on average shareholders' equity                      9.8         9.5          7.4         8.7          .4
  Net interest margin                                                6.2         6.1          7.1         7.0         8.7
  Loans to deposits                                                 65.4        60.6         70.3        72.5        72.6
Asset Quality Ratios
  Nonperforming assets to total assets                                .6%         .1%          .2%         .3%         .7%
  Nonperforming loans to total loans                                  .2          .1           .2          .3          .8
  Net loan charge-offs to average loans                               .2          .1           .4          .3         1.6
  Allowance for credit losses to total loans                         1.2         1.0          1.1         1.3         1.7
  Allowance for credit losses to nonperforming loans               502.5       996.1        574.8       425.8       201.1
Capital Ratios
  Tier I risk-based capital                                        11.10%      10.76%       10.13%      11.37%      14.44%
  Total risk-based capital                                         12.29       11.72        11.17       12.57       15.69
  Leverage                                                           7.0         6.9          5.6        10.0        11.9


(1) On February 29, 1996 the Company acquired 100% of the outstanding common stock of First Midlothian Corporation, Midlothian, Texas and on March 15, 1996 the Bank completed the acquisition of certain assets and the assumption of certain liabilities relating to Providers Funding Corporation located in Dallas, Texas.

(2) On September 28, 1995 the Company completed the acquisition of certain assets and the assumption of certain liabilities relating to the branch of Bank One, Texas, National Association located in Waxahachie, Texas.

(3) On May 31, 1994 the Company acquired 100% of the outstanding common stock of The Farmers Guaranty State Bank of Kennard, Kennard, Texas, and on December 8, 1994 the Company acquired 100% of the outstanding common stock of First National Bank, Whitesboro, Texas.

(4) On March 23, 1993 the Company acquired 100% of the outstanding common stock of the Bank of East Texas, Chester, Texas and First State Bank, Wells, Texas. Operations of these two banks have been included in consolidated operations subsequent to February 28, 1993.

(5)  The  information   provided  for  1992  has  been  restated  to  reflect  a
     one-for-ten reverse stock split in June 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                     GENERAL

     The information presented below reflects the lending and related funding business of the Company.

                                          Year             Year           Year
                                          Ended            Ended          Ended
                                        12/31/96         12/31/95       12/31/94
                                        --------         --------       --------
INSURANCE PREMIUM FINANCING:
Average Balance Outstanding           $ 29,210,848    $ 23,532,953    $ 19,370,887
Average Yield                                 12.2%           11.6%           11.2%
Interest Income                       $  3,563,467    $  2,739,060    $  2,172,038

CONSUMER, COMMERCIAL AND
REAL ESTATE FINANCING:
Average Balance Outstanding Average   $ 55,708,207    $ 44,351,305    $ 20,766,039
Yield                                         12.9%           11.0%           12.0%
Interest Income                       $  7,216,254    $  4,862,756    $  2,482,099

COST OF FUNDS:
Average Balance of Deposits           $145,572,001    $ 96,198,295    $ 54,458,467
Average Interest Rate                          3.7%            3.7%            2.7%
Interest Expense                      $  5,361,689    $  3,554,900    $  1,476,656

COST OF SHORT TERM DEBT:
Average Balance of Debt               $     60,108    $  1,114,355    $    146,756
Average Interest Rate                         11.0%           11.0%            9.5%
Interest Expense                      $      6,612    $    122,579    $     13,914

Note: Average balances are computed using daily balances throughout each period.

     The following discussion highlights the major changes affecting the operations and financial condition of the Company for the three years ended
December 31, 1996. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this report.

     The Company derives substantially all of its revenues and income from the operation of its subsidiary, the Bank, which provides a full range of commercial and consumer banking services to businesses and individuals in the north and east Texas area. As of December 31, 1996 the Company had total assets of $176,439,310, net loans of $101,866,914, total deposits of $155,690,341, and total shareholders' equity of $19,230,552. The Company reported net income of $1,697,987 for the year ended December 31, 1996 compared with net income of $886,886 for the year ended December 31, 1995 as a result of internal loan growth within its niche products of insurance premium financing and insurance medical claims factoring, and its acquisition of a community bank and a factoring company.

     On May 31, 1994 the Bank acquired The Farmers Guaranty State Bank of Kennard, Texas. On December 8, 1994 the Bank acquired First National Bank, Whitesboro, Texas and on September 28, 1995 the Bank acquired the assets and assumed the liabilities of the Waxahachie, Texas branch of Bank One, Texas, National Association. On February 29, 1996 the Company acquired First Midlothian Corporation and its wholly-owned subsidiary, First National Bank. These banking facilities are all operated as branches of the Bank. In addition, on March 15, 1996 the Bank acquired certain assets and assumed certain liabilities of Providers Funding Corporation. The Company views these acquisitions as a means of expanding its operations and anticipates they will contribute favorably to future results of the Company. The Company continues to actively serve the banking needs of these local communities, as it has served the local communities of its other branches. The deposits at these new branches will allow the Company to increase its niche lending activities of insurance premium financing and insurance medical claims factoring. The Company's strategy is to continue to acquire community banks with low loan-to-deposit ratios and to use excess deposits to fund insurance premium financing and other niche lending products. See "Item 1. Business - Acquisitions."

                              RESULTS OF OPERATIONS

Net Earnings

     Net earnings were $1,697,987 ($0.32 per share) for the year ended December 31, 1996, compared with net earnings of $886,886 ($0.27 per share) for the year ended December 31, 1995, an increase of $811,101 or 91.4%. Factors contributing to the increase in earnings in 1996 compared with 1995 include an increase in net interest income, growth in the Company's niche lending products, and growth of noninterest income mainly as a result of the acquisition of First Midlothian Corporation, Midlothian, Texas and the acquisition of Providers Funding Corporation. See "Item 1. Business Acquisitions."

     Net earnings were $886,886 for 1995 ($0.27 per share), compared with net earnings of $472,760 for 1994 ($0.20 per share). The 87.6% increase in earnings in 1995, compared with 1994, was attributable to an increase in net interest income resulting from improved asset quality, growth in the Company's niche lending products and acquisitions of community banks.

Earnings Before Income Taxes

     Earnings before income taxes were $2,636,115 for the year ended December 31, 1996, compared with $1,337,817 for the year ended December 31, 1995, an increase of $1,264,472 or 94.5%. Earnings before income taxes were $1,337,817 for the year ended December 31, 1995, compared with $490,448 for the year ended December 31, 1994, an increase of $847,369 or 173%. During 1994 the Company had no effective tax rate through the utilization of its net operating losses. The Company returned to paying federal income taxes at the effective rate of 32% during 1995, compared with a nominal effective tax rate for 1994. As a result, the net income for the years ended December 31, 1996 and 1995 may be more indicative of operating trends in the future. Conversely, earnings before income taxes in the 1994 period may be more useful when comparing results with prior periods.

Net Interest Income

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

     Net interest income was $8.9 million for the year ended December 31, 1996, an increase of $3.1 million or 53.4% compared with the year ended December 31, 1995, resulting principally from an increase in average interest-earning assets from $96.3 million to $145.9 million, a significant portion of which was comprised of loans (typically the highest yielding asset). The increase in average interest-earning assets was offset by an increase in average interest-bearing liabilities from $84.4 million to $125.5 million. In addition, the Company experienced an increase in the net interest spread of 10 basis points from 6.1% to 6.2% for the years ended
December 31, 1995 and 1996, respectively. The foregoing increase resulted principally from the fact that the cost of interest-bearing liabilities decreased by 10 basis points while the yield on interest-earning assets remained unchanged at 9.9% for 1996 and 1995. Net interest income was $5.8 million for 1995, an increase of $2.0 million or 52.6% compared with net interest income of $3.8 million for 1994, which represented an increase of $1 million or 35.8% compared with net interest income of $2.8 million for 1993. The Company's average total interest-earning assets increased from approximately $54.8 million for 1994 to $96.3 million for 1995, representing a 75.7% increase resulting principally from an increase in loans. The net interest margin of 6.1% for 1995 decreased 100 basis points from 7.1% for 1994 and is attributed to the decrease in the average loan to deposit ratio in 1995. The average loan to deposit ratio for 1995 was 69.7% as compared to 73.8% for 1994. The Company's average total interest-earning assets increased from $41.2 million for 1993 to $54.8 million for 1994, representing a 33.1% increase resulting principally from an increase in loans and investment securities.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The net yield on total interest-earning assets from 1995 to 1996 remained unchanged at 9.9% and resulted principally from an increase in the average yield on all loan products. The yield on the investment portfolio and federal funds sold decreased from 1995 to 1996 as a result of changes in interest rates within the marketplace. The yield on loans increased to 12.1% for the year ended December 31, 1996 from 11.2% for the year ended December 31, 1995. The cost of interest-bearing liabilities decreased to 4.3% for the year ended December 31, 1996 from 4.4% for the year ended December 31, 1995. The following table sets forth for each category of interest-earning assets and interest-bearing liabilities the average amounts outstanding, the interest earned or paid on such amounts and the average rate paid for the three years ended December 31, 1996, 1995 and 1994. The table also sets forth the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same periods.

            AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                                    Year ended December 31, 1996                 Year ended December 31, 1995
                                                    ----------------------------                 ----------------------------
                                                                 Interest                                    Interest
                                              Average            Income/       Average       Average         Income/       Average
                                              Balance            Expense        Rate         Balance         Expense        Rate
                                              -------            -------        ----         -------         -------        ----
ASSETS
Interest-earning assets:
    Interest-bearing deposits              $   531,688         $   42,117       7.9%      $ 1,388,817      $   101,408       7.3%
    U.S. Treasury and agency                38,229,219          2,489,906       6.5        16,659,034        1,173,748       7.1
       securities(1)
    Federal funds sold                      19,291,373          1,078,618       5.6        11,102,928          657,809       5.9
    Loans (2) (3)                           88,985,654         10,779,721      12.1        67,884,258        7,601,816      11.2
    Allowance for credit losses             (1,162,713)             N/A         N/A          (713,629)            N/A        N/A
                                          ------------        -----------      ----        ----------        ---------       ---
Total interest-earning assets             $145,875,221        $14,390,362       9.9%      $96,321,408       $9,534,781       9.9%
                                          ------------        -----------      ----       -----------       ----------       ---
    Cash and due from banks                  6,231,693                                      4,637,833
    Premises and equipment                   3,806,385                                      2,495,279
    Accrued interest receivable              1,010,323                                        646,012
    Other real estate owned                    585,587                                         77,197
    Other assets                             6,965,368                                      3,076,316
                                             ---------                                     ----------
Total assets                              $164,474,577                                   $107,254,045
                                           ===========                                    ===========
LIABILITIES
Interest-bearing liabilities:
    Interest-bearing demand deposits       $36,910,314         $  880,776       2.4%      $23,106,404       $  678,303       2.9%
    Savings deposits                         8,174,212            176,108       2.1         5,329,462          127,211       2.4
    Time deposits                           80,397,763          4,298,193       5.3        54,873,148        2,749,386       5.0
    Notes payable                               60,108              6,612      11.0         1,114,355          122,579      11.0
                                          ------------         ----------      ----       -----------      -----------      ----
Total interest-bearing liabilities        $125,542,397         $5,361,689       4.3%      $84,423,369       $3,677,479       4.4%
                                          ------------         ----------      ----       -----------       ----------       ---
    Noninterest-bearing deposits            20,089,712                                     12,889,281
    Other liabilities                        1,564,827                                        630,055
                                          ------------                                     ----------
Total liabilities                          147,196,936                                     97,942,705
Shareholders' equity                        17,277,641                                      9,311,340
                                          ------------                                     ----------
Total liabilities and equity              $164,474,577                                   $107,254,045
                                          ============                                   ============
Net interest income                                            $9,028,673                                   $5,857,302
                                                               ==========                                   ==========
Net interest spread                                                             5.6%                                         5.5%
                                                                                ===                                          ===
Net interest margin                                                             6.2%                                         6.1%
                                                                                ===                                          ===


(1) Interest income on tax exempt securities does not reflect the tax equivalent yield.

(2) Loans on nonaccrual status have been included in the computation of average balances.

(3) The interest income on loans does not include loan fees. Loan fees are immaterial and are included in noninterest income.

     The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has been allocated to the changes in rate and volume on a pro rata basis.

                   RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

                                                   Years Ended                                         Years Ended
                                                December 31, 1996                                   December 31, 1995
                                                  Compared with                                       Compared with
                                                December 31, 1995                                   December 31, 1994
                                   ---------------------------------------------   ---------------------------------------------
                                         Increase      (Decrease)       Due to            Increase     (Decrease)       Due to
                                        Volume (1)        Rate          Changes          Volume (1)       Rate         Changes
                                        ----------        ----          -------          ----------       ----         -------
Interest Income:
  Interest-bearing deposits
    in financial institutions              $(68,743)       $9,452      $(59,291)          $29,607        $3,628        $33,235
  U.S. Treasury and Agency
     Securities                           1,397,764       (81,606)    1,316,158           573,825       237,845        811,670
  Federal funds sold                        455,576       (34,767)      420,809           259,876        95,312        355,188
  Loans                                   2,625,216       552,689     3,177,905         3,112,412      (164,733)     2,947,679

  Total interest income                  $4,409,813      $445,768    $4,855,581        $3,975,720      $172,052     $4,147,772

  Interest Expense:
  Interest-bearing demand
    deposits                             $  294,815      $(92,342)   $  202,473       $   194,483    $  224,707     $  419,190
  Savings deposits                           59,812       (10,915)       48,897            47,128       (13,927)        33,201
  Time deposits                           1,353,797       195,010     1,548,807         1,255,544       370,309      1,625,853
  Federal funds purchased                  (115,969)            2      (115,967)          104,267         7,237        111,504
    and other borrowed funds

  Total interest expense                 $1,592,455      $ 91,755    $1,684,210       $ 1,601,422    $  588,326     $2,189,748

  Net interest margin                    $2,817,358      $354,013    $3,171,371        $2,374,298    $ (416,274)    $1,958,024


(1) Non-accrual loans are included in the average volumes used in calculating this table.

Provision for Credit Losses

     The amount of the provision for credit losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, with particular attention directed toward nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process; the market value of collateral; the strength and availability of guaranties; concentrations of credits; and other judgmental factors. The Company determines separate general allowances for insurance premium financing and non-insurance premium financing loans. The Company's loss experience on insurance premium financing lending was adversely affected during the second half of 1991 by the failure of a non-Best rated insurance company. The Company has implemented certain changes in its lending policies and procedures with respect to insurance premium financing lending which have reduced the maximum concentration by insurance carrier except as approved by the Board of Directors and have also reduced the amount of loans secured by unearned premiums of insurance policies written by non-rated carriers. See "Item 1. Business - Insurance Premium Financing." As a result of these changes in loan policy and recoveries of previously charged-off insurance premium financing loans, the Company's historical loss factor on insurance premium finance loans has improved from 0.15% in 1993 to 0.00% in 1994, 1995 and 1996.

     The Company recorded a $135,000 provision for credit losses during the year ended December 31, 1996 compared with $60,000 in 1995, $106,899 in 1994 and $90,584 in 1993. The 125% increase in the 1996 provision when compared with 1995 was necessitated by the growth in the loan portfolio. The 43.9% decrease in the 1995 provision when compared with 1994 was due to an improvement in the Company's ratio of net charge-offs to average loans improved for this period.

Noninterest Income

     Noninterest income is generated primarily from fees associated with noninterest and interest-bearing accounts as well as fees associated with loans (e.g., late fees). Noninterest income for the year ended December 31, 1996 was $1,877,454, an increase of $458,387 or 32.3% compared with noninterest income of $1,419,067 for the year ended December 31, 1995. The increase in noninterest income is attributed to the acquisition of First Midlothian Corporation and its wholly-owned subsidiary, First National Bank, Midlothian, Texas, during 1996, as well as an increase in loans outstanding. The acquisition of First National Bank increased the number and balance of loans outstanding along with the number and balance of noninterest and interest-bearing deposit accounts, which resulted in increased noninterest income.

     Noninterest income for the year ended December 31, 1995 was $1,419,067, an increase of $259,060 or 22.3% compared with noninterest income of $1,160,007 for the year ended December 31, 1994. The increase in noninterest income is attributed to the acquisition of the Farmers Guaranty State Bank, Kennard, First National Bank, Whitesboro during 1994, and the Waxahachie branch of Bank One during 1995, as well as an increase in loans outstanding. The acquisition of the three banks increased the number and balance of loans outstanding and increased the number and balance of noninterest and interest-bearing deposit accounts, which resulted in increased noninterest income.

     The following table sets forth the various categories of noninterest income for the years ended December 31, 1996, 1995 and 1994.

                               NONINTEREST INCOME

                                                      Years Ended December 31,
                                       -----------------------------------------------------
                                               1996              1995              1994
                                               ----              ----              ----
Noninterest income
    Nonsufficient fund charges             $460,156          $291,954          $263,315
    Late fee charges                        681,644           501,960           426,476
    Service charges                         372,456           220,086           163,336
    Collection fees                         135,533           115,478            96,162
    Credit life insurance                    57,509            75,435            44,402
    Secured credit card annual fee            4,447             6,561            15,905
    Other                                   165,409           207,593           150,411
                                         ----------        ----------        ----------
 Total noninterest income                $1,877,454        $1,419,067        $1,160,007
                                         ==========        ==========        ==========


Noninterest Expense

     Noninterest expense was $8,135,012 for the year ended December 31, 1996, an increase of $2,256,460 or 38.4% compared with noninterest expense of $5,878,552 for the year ended December 31, 1995. This increase resulted principally from the acquisition of First Midlothian Corporation and its wholly-owned subsidiary, First National Bank, and Providers Funding Corporation. The addition of First National Bank and Providers Funding Corporation resulted in additional personnel, occupancy and office expenses. The amortization of intangibles increased in 1996 as a result of the addition of goodwill and costs in the amount of $106,426 associated with the acquisition of First National Bank and the addition of goodwill and costs in the amount of $58,021 associated with the acquisition of Providers Funding Corporation.

     Noninterest expense was $5,878,552 for the year ended December 31, 1995, an increase of $1,416,614 or 31.7% compared with noninterest expense of $4,461,938 for the year ended December 31, 1994. This increase resulted principally from the acquisition of The Farmers Guaranty State Bank of Kennard, Kennard, Texas, First National Bank, Whitesboro, Texas during 1994, and the Waxahachie branch of Bank One during 1995. The addition of the three banks resulted in additional personnel, occupancy and office expenses. The amortization of intangibles increased in 1995 as a result of the addition of goodwill and costs associated with the acquisition of The Farmers Guaranty State Bank of Kennard in the amount of $296,164, the addition of goodwill and costs associated with the acquisition of First National Bank in the amount of $1,886,682 and the addition of goodwill and costs associated with the acquisition of the Waxahachie branch of Bank One in the amount of $148,772.

     Deposits held by the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The FDIC assessment is calculated on the level of deposits held by the Bank. The BIF assessment rate is determined by the FDIC for categories of banks based upon the risk to the insurance fund. On August 8, 1995 the FDIC's Board of Directors voted to significantly reduce the deposit insurance premiums paid by most banks. Under the new rate structure, which became effective September 1995, the best-rated institutions insured by the BIF paid $0.04 per $100 of domestic deposits, down from the rate of $0.23 per $100. Effective January 1996 the FDIC's Board of Directors voted again to reduce the deposit insurance premiums paid by most banks. Under the new rate structure, assessments ranged from zero to 27 cents per $100 of domestic deposits, subject to a minimum annual assessment of $2,000. Under this structure, the Bank in 1996 was assessed at a zero rate and paid the minimum assessment rate of $2,000. In November of 1996 the FDIC's Board of Directors voted to retain the existing BIF assessment schedule for 1997, but eliminated the minimum assessment amount, and approved an assessment against BIF-assessable deposits to be paid to the Financing Corporation ("FICO") to assist in paying interest on FICO bonds, which financed the resolution of the thrift industry series. The FICO assessment is approximately 1.3 basis points on BIF-insured deposits. The first quarter 1997 FICO assessment of the Bank is approximately $4,800. See "Item 1. Business - Supervision and Regulation."

                               NONINTEREST EXPENSE

                                                           Years ended December 31,
                                            -----------------------------------------------------
                                                1996                  1995               1994
                                                -----                 -----              ----
Salaries and employee benefits               $4,244,874           $2,923,118          $2,201,188
Occupancy and equipment                       1,244,551              907,286             669,936
General and administrative expense:
    Professional fees                           467,662              416,006             315,434
    Office supplies                             386,114              253,542             201,028
    Travel and entertainment                     96,577               68,987              60,162
    Telephone                                   283,564              166,858             128,407
    Advertising                                 174,335              104,499              54,683
    Postage                                     299,388              230,807             133,887
    Amortization of intangibles                 359,717              184,332              51,201
    Dues and subscriptions                       70,559               49,331              54,609
    Insurance                                   167,245              130,335              97,473
    Credit cards                                  7,472               19,868              59,573
    Bank service charge                         110,881               57,196              25,808
    FDIC assessment                               3,553              123,310             133,112
    Credit reports                               22,850               40,105              17,714
    Other                                       195,670              202,972             257,723
     Total general and administrative         2,645,587            2,048,148           1,590,814
    Total noninterest expense                $8,135,012           $5,878,552          $4,461,938


Income Taxes


     The Company and the Bank will file a consolidated tax return for 1996. The Company estimates that its effective tax rate for 1996 will be approximately 35% and has recognized income tax expense of $938,128 on income before taxes of $2,636,115 for the year ended December 31, 1996 as compared with income tax expense of $450,931 on income before taxes of $1,337,817 for the year ended December 31, 1995.

Interest Rate Sensitivity Management

     The operating income and net income of the Bank depend, to a substantial extent, on "rate differentials", i.e., the differences between the income the Bank receives from loans, securities and other earning assets, and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors which are beyond the control of the Bank, including general economic conditions and the policies of various governmental and regulatory authorities.

     The objective of monitoring and managing the interest rate risk position of the balance sheet is to contribute to earnings and to minimize the adverse changes in net interest income. The potential for earnings to be affected by changes in interest rates is inherent in a financial institution. Interest rate sensitivity is the relationship between changes in market interest rates and changes in net interest income due to the repricing characteristics of assets and liabilities. An asset sensitive position in a given period will result in more assets being subject to repricing; therefore, as interest rates rise, such a position will have a positive effect on net interest income. Conversely, in a liability sensitive position, where liabilities reprice more quickly than assets in a given period, a rise in interest rates will have an adverse effect on net interest income.

     One way to analyze interest rate risk is to evaluate the balance of the interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume and term and repricing represents a matched interest rate sensitivity position. Any excess of assets or liabilities in a particular period results in an interest rate sensitivity gap. The following table presents the interest rate sensitivity for the Company's interest-earning assets and interest-bearing liabilities at December 31, 1996:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES

                                                          3 months       6 months       1 year
                                         3 months            to             to            to            Over
                                          or less         6 months        1 year        5 years        5 years          Total
                                        ------------    ------------   ------------   ------------   ------------   ------------
Interest-earning assets:
  Interest-earning deposits in
    financial institutions              $     95,265    $     95,577                  $     95,000                  $    285,842
  Investment securities                    3,221,113       2,017,285   $  5,146,741     18,714,657   $  9,682,747     38,782,543
  Federal funds sold                      16,772,000                                                                  16,772,000
  Loans                                   41,641,731      20,446,883     16,949,696     19,063,757      5,049,621    103,151,688
                                        ------------    ------------   ------------   ------------   ------------   ------------

Interest-earning assets                 $ 61,730,109    $ 22,559,745   $ 22,096,437   $ 37,873,414   $ 14,732,368   $158,992,073
                                        ------------    ------------   ------------   ------------   ------------   ------------

Interest-bearing
  liabilities:
  Interest-bearing demand
     deposits                           $ 40,874,278                                                                $ 40,874,278
  Savings deposits                         7,493,087                                                                   7,493,087
  Time deposits                           27,123,281    $ 16,076,329   $ 31,946,685   $  8,297,937                    83,444,232
                                        ------------    ------------   ------------   ------------   ------------   ------------

Interest-bearing
  liabilities                           $ 75,490,646    $ 16,076,329   $ 31,946,685   $  8,297,937                  $131,811,597
                                        ------------    ------------   ------------   ------------   ------------   ------------

Period interest sensitivity
  gap                                   $(13,760,537)   $  6,483,416   $ (9,850,248)  $ 29,575,477   $ 14,732,368   $ 27,180,476
                                        ============    ============   ============   ============   ============   ============

Cumulative interest  sensitivity
gap                                     $(13,760,537)   $ (7,277,121)  $(17,127,369)  $ 12,448,108   $ 27,180,476   $ 27,180,476
                                        ============    ============   ============   ============   ============   ============

Cumulative gap as a
  percent of total assets                       (7.8)%          (4.1)%         (9.7)%          7.0%          15.4%          15.4%

Cumulative interest-
  sensitive assets as
  percent of cumulative
  interest-sensitive                            81.8%           92.1%          86.1%         109.4%         120.6%         120.6%
  liabilities


     The cumulative rate-sensitive gap position at one year was a liability-sensitive position of $17.9 million, or negative 10.1%. A closer examination of the investment securities reveals that the call options on securities within the portfolio that are expected to be exercised will change the cumulative rate-sensitive gap position at one year to a liability-sensitive position of $8.3 million, or negative 4.7%, which indicates that the Company is currently in a closely matched interest rate-sensitive position. Accordingly, the Company believes it will not experience a significant impact from changes in interest rates.

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

     The preceding table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. Currently, the Bank is holding $536,340 in mortgage-backed securities. Although the mortgage-backed securities have a stated maturity greater than five years, it is not uncommon for mortgage-backed securities to fully pay down well ahead of stated maturities. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels.

                         ANALYSIS OF FINANCIAL CONDITION

Loans and Asset Quality

     The Company's loans are diversified by borrower and industry group. Loan growth has occurred every year over the past five years and can be attributed to acquisitions, increased loan demand and the addition of new lending products. The following table describes the composition of loans by major categories outstanding at December 31, 1996, 1995, 1994, 1993 and 1992:

                             LOAN PORTFOLIO ANALYSIS

                                                                            December 31,
                                      -----------------------------------------------------------------------------------------
                                               1996                1995              1994             1993            1992
                                      -----------------------------------------------------------------------------------------

                                                                     Aggregate Principal Amount
                                                                     --------------------------

Loans, net of unearned interest:

    Insurance premium financing            $ 39,168,604         $22,409,356       $20,931,642      $14,518,680     $ 7,267,889

    Commercial loans                         22,745,139          16,301,840        13,205,698        5,204,120       4,142,926

    Installment loans                        12,631,520          10,645,406        12,029,243        9,016,179       7,386,598

    Real estate loans                        24,774,167          16,281,558        17,297,636        1,878,030         809,215

    Medical claims receivable                 6,377,061           3,353,540         2,705,974        2,379,482       1,094,461
                                          -------------        ------------      ------------     ------------     -----------

     Total loans                            105,696,491          68,991,700        66,170,193       32,996,491      20,701,089

    Less:  Unearned interest                 (2,544,803)         (1,889,461)       (1,506,843)      (1,370,229)     (1,207,469)

      Allowance for credit losses            (1,284,774)           (702,927)         (697,948)        (401,227)       (324,728)
                                          -------------        ------------      ------------    -------------     -----------

                  Total net loans          $101,866,914         $66,399,312       $63,965,402      $31,225,035     $19,168,892
                                           ============         ===========       ===========      ===========     ===========


                                                                    Percentage of Loan Portfolio
                                                                    ----------------------------
  Loans, net of unearned interest:

    Insurance premium financing                    37.1%               32.5%             31.6%            44.0%           35.1%

    Commercial loans                               21.5                23.6              19.6             15.8            20.0

    Installment loans                              11.9                15.4              18.2             27.3            35.7

    Real estate loans                              23.4                23.6              26.1              5.7             3.9

    Medical claims receivable                       6.1                 4.9               4.5              7.2             5.3
                                                 ------            --------           -------         --------        --------

                            Total                 100.0%              100.0%            100.0%           100.0%          100.0%
                                                =======            ========          ========         ========        ========



     The concentration of insurance premium financing loans may expose the Bank to greater risk of loss than would a more diversified loan portfolio.

     As of December 31, 1996 and 1995 commitments of the Bank under standby letters of credit and unused lines of credit totaled approximately $3,976,000 and $3,698,000, respectively.

     Stated loan maturities (including floating rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, as of December 31, 1996 were:

                             STATED LOAN MATURITIES

                                                                                One
                                                             Within           Year to              After
                                                              One              Five                Five
                                                              Year             Years               Years              Total
                                                              ----             -----               -----              -----
Stated Loan Maturities/Floating Rates Reset:
    Insurance premium financing                          $ 38,782,543                                             $ 38,224,213
    Commercial and real estate loans                       34,480,091       $19,063,757         $ 5,049,621         58,593,469
    Medical claims receivable                               6,334,006                                                6,334,006
                                                          -----------       -----------         -----------        -----------
          Total                                          $ 79,596,640       $19,063,757         $ 5,049,621       $103,151,688
                                                          ===========        ==========          ==========        -----------


     Rate sensitivities of the total loan portfolio before unearned income as of December 31, 1996 were as follows:

                                                  LOAN REPRICING

                                                        One Year              After
                                   Within               to Five               Five
                                  One Year               Years                Years                 Total
                                  --------               -----                -----                 -----
Fixed Rate                     $  54,623,671        $  18,259,465          $ 5,049,621         $  77,932,757
Variable Rate                     24,405,104              669,971                                 25,075,075
Non Accrual                            9,535              134,321                                    143,856
                               -------------         ------------          -----------          ------------

     Total                     $  79,038,310        $  19,063,757          $ 5,049,621         $ 103,151,688
                                ============         ============           ==========          ============


     The maturities presented above are based upon contractual maturities. Many of these loans are made on a short-term basis with the possibility of renewal at time of maturity. All loans, however, are reviewed on a continuous basis for creditworthiness.

Nonperforming Assets

     The Company's financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when there are serious doubts regarding the complete collectibility of principal and interest. Amounts received on nonaccrual loans generally are applied first to principal and then to interest after all principal has been collected. Troubled debt restructurings are those for which concessions, including reduction of interest rates or deferral of interest or principal, have been granted, due to a borrowers weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. It is the policy of the Bank not to renegotiate the terms of a loan simply because of a delinquent status. Rather, a loan is generally transferred to a nonaccrual status if it is not in the process of collection and is delinquent in payment of either principal or interest beyond 90 days. Loans which are 90 days delinquent but are well secured and in the process of collection are not included in nonperforming assets.

     Other nonperforming assets consist of real estate acquired through loan foreclosures or other workout situations and other assets acquired through repossessions. The following table summarizes nonperforming assets by category as of December 31, 1996 and 1995:

                              NONPERFORMING ASSETS

                                                            1996             1995
                                                            ----             ----
Nonaccrual loans                                          $ 143,856        $ 31,000

         Loans 90 days past due and still                   111,797          39,568
                                                           --------       ---------
         accruing interest

         Total nonperforming loans                          255,653          70,568

         Other real estate owned and other assets           738,198          85,528
                                                          ---------        --------

         Total nonperforming assets                        $993,851        $156,096
                                                            =======         =======

         Nonperforming assets to total assets                  0.6%            0.1%

         Nonperforming loans to total loans                    0.2%            0.1%


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

     The following table sets forth a summary of other real estate owned and other collateral acquired as of December 31, 1996:

               OTHER REAL ESTATE OWNED & OTHER COLLATERAL ACQUIRED

                                    Number of            Net Book
        Description               Parcels/Autos       Carrying Value
---------------------------------------------------------------------

Vacant land or unsold lots             8                 $571,428

Repossessed automobiles                29                $166,770
                                                         --------

                                                         $738,198


Allowance for Credit Losses

     In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collaterialized loan, the quality of the collateral for such loan. The allowance for credit losses represents the Company's estimate of the allowance necessary to provide for losses incurred in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the Company's loan portfolio, incorporating feedback provided by the internal loan review staff and provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for credit losses. To establish the appropriate level of the allowance, all loans (including nonperforming loans), commitments to extend credit and standby letters of credit are reviewed and classified as to potential loss exposure. Specific allowances are then established for those loans, commitments to extend credit or standby letters of credit with identified loss exposure and an additional allowance is maintained based upon the size, quality, and concentration characteristics of the remaining loan portfolio using both historical quantitative trends and the Company's evaluation of qualitative factors including future economic and industry outlooks. The determination by the Company of the appropriate level of allowance amount was $1,284,774, at December 31, 1996.

     The allowance for credit losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly and as adjustments, either positive or negative, become necessary they are reported in earnings in the periods in which they become known. The following table presents a detailed analysis of the Company's allowance for credit losses for the year ended December 31, 1996 and for the years ended December 31, 1995, 1994, 1993 and 1992:

                           ALLOWANCE FOR CREDIT LOSSES

                                                                                     December 31,
                                                                                     ------------
                                                         1996            1995            1994            1993            1992
                                                    -------------   -------------   -------------   -------------   -------------
Beginning balance                                   $     702,927   $     697,948   $     401,227   $     324,728   $     343,206
                                                    -------------   -------------   -------------   -------------   -------------
Charge-offs:
  Commercial loans                                        (18,875)        (13,151)        (41,537)        (48,681)       (202,777)
  Installment loans                                      (188,419)       (104,295)       (163,669)       (179,713)       (287,113)
  Real estate loans                                       (21,185)                         (5,350)
  Insurance premium finance                                  (939)                         (1,710)        (19,380)       (182,423)
                                                    -------------   -------------   -------------   -------------   -------------

Total charge-offs                                        (229,418)       (117,446)       (212,266)       (247,774)       (672,313)
                                                    -------------   -------------   -------------   -------------   -------------

Recoveries:
  Commercial loans                                          5,067           1,012          15,698           1,412          30,081
  Installment loans                                        43,538          37,366          43,070          88,511          89,005
  Real estate loans                                        10,240          13,288
  Insurance premium finance                                 2,720                           2,488          71,790         235,194
                                                    -------------   -------------   -------------   -------------   -------------

Total recoveries                                           61,565          51,666          61,256         161,713         354,280
                                                    -------------   -------------   -------------   -------------   -------------
Net charge-offs                                          (167,853)        (65,780)       (151,010)        (86,061)       (318,033)
Bank acquisition                                          614,700          10,759         340,832          71,976

Provision for credit losses                               135,000          60,000         106,899          90,584         299,555
                                                    -------------   -------------   -------------   -------------   -------------

Ending balance                                      $   1,284,744   $     702,927   $     697,948   $     401,227   $     324,728
                                                    =============   =============   =============   =============   =============

Period end total loans, net of                      $ 103,151,688   $  67,102,239   $  64,663,350   $  31,626,262   $  19,493,620
                                                    =============   =============   =============   =============   =============
   unearned interest

Average loans                                       $  88,985,654   $  67,884,258   $  40,136,926   $  26,008,833   $  20,496,380
                                                    =============   =============   =============   =============   =============

Ratio of net charge-offs to average                           0.2%            0.1%            0.4%            0.3%            1.6%
                                                    =============   =============   =============   =============   =============
   loans
Ratio of provision for credit losses to
   average loans                                              0.1%            0.1%            0.3%            0.3%            1.5%
                                                    =============   =============   =============   =============   =============
Ratio of allowance for credit losses to
   ending total loans                                         1.2%            1.0%            1.1%            1.3%            1.7%
                                                    =============   =============   =============   =============   =============
Ratio of allowance for credit losses to
   total nonperforming loans                                502.5%          996.1%          574.8%          425.8%          201.1%
                                                    =============   =============   =============   =============   =============
Ratio of allowance for credit losses
   to total nonperforming assets                            129.3%          450.3%          287.5%          311.2%          148.5%
                                                    =============   =============   =============   =============   =============

     The following table sets forth an allocation of the allowance for credit losses among categories as of December 31, 1996 and 1995. The Company believes that any allocation of the allowance for credit losses into categories lends an appearance of precision which does not exist. The allowance is utilized as a single unallocated allowance available for all loans. The following allocation table should not be interpreted as an indication of the specific amounts or the relative proportion of future charges to the allowance. Such a table is merely a convenient device for assessing the adequacy of the allowance as a whole. The following allocation table has been derived by applying a general allowance to the portfolio as a whole, in addition to specific allowance amounts for internally classified loans.

In retrospect, the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current condition. Accordingly, the entire allowance is available to absorb losses in any category.

                    ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES


                                 December 31, 1996           December 31, 1995
                                -------------------         ------------------

                                           Percent of                 Percent of
                                           Allowance                  Allowance
                               Amount     by Category      Amount    by Category

  Insurance premium
    financing loans         $  217,734       17.0%        $154,644       22.0%

  Commercial loans             396,031       30.8%         179,246       25.5%

  Installment loans            397,353       30.9%         222,828       31.7%

  Real estate loans            273,656       21.3%         146,209       20.8%
                           -----------      ------        --------      ------

         Total              $1,284,774      100.0%        $702,927      100.0%
                            ==========      ======        ========      ======



Investment Activities

     The investment portfolio, which was 24.6% of the Company's earning asset base as of December 31, 1996, is being managed to minimize interest rate risk, maintain sufficient liquidity and maximize return. Investment securities which are classified as held-to-maturity are purchased with the intent and ability of the Company to hold them to maturity as evidenced by the strong capital position of the Company and short maturity of the portfolio. Securities classified as held-to-maturity are carried at historical cost. The Company's financial planning anticipates income streams based on normal maturity and reinvestment. The short duration of the portfolio provides adequate liquidity through normal maturities. Investment securities classified as available-for-sale are purchased with the intent to provide liquidity and to increase returns. The securities classified as available-for-sale are carried at fair value. The Company does not have any securities classified as trading.

     As of December 31, 1996, $22.6 million in investment securities were classified as held-tomaturity and $16.2 million were classified as available-for-sale. On February 29, 1996 the Bank's investment portfolio increased by $21.2 million as a result of the acquisition of First National Bank, Midlothian, Texas. The securities added to the investment portfolio through the acquisition increased the size of the investment portfolio by approximately 106%. The securities acquired through the acquisition closely matched the investment objectives of the Bank; therefore, no securities were sold after the acquisition. On December 8, 1994 the Bank's investment portfolio increased by $14.6 million as a result of the acquisition of the bank in
Whitesboro. The securities added to the investment portfolio through the acquisition increased the size of the investment portfolio by approximately 301%. This large increase resulted in a need to restructure the investment portfolio in an effort to address capital budgeting needs and to address the Bank's investment objectives. During the first quarter of 1995, $4.7 million in available-for-sale securities were sold for gross realized gains of $100 and no gross recognized losses. As of December 31, 1996 proceeds from the maturity of held-to-maturity securities were $15.5 million and the maturity of available-for-sale  securities  were $0.9  million.  During  1996  purchases  of held-to-maturity securities were $3.1 million and purchases of available-for-sale securities were $7.2 million. No securities were sold during 1996.

     The amortized cost of the held-to-maturity securities was $22.6 million as compared with their estimated market value of $22.8 million on December 31, 1996. The unrealized gain on the held-to-maturity securities was $201,982. The securities within the available-for-sale classification had an amortized cost of $16.2 million and an estimated market value of $16.2 million on December 31, 1996. The unrealized loss in the available-for-sale securities was $22,376 as of December 31, 1996. These unrealized losses are the result of interest rate movements during 1996 and other market forces, and would be realized in part or in whole if some or all of the available-for-sale securities were sold and no changes in the respective market values occurred.

     The mortgage-backed securities held by the Bank include $385,071 fixed rate and no variable rate as held-to-maturity. The held-to-maturity mortgage-backed securities are stated at cost, adjusted for amortization of premiums and accretion of fees and discounts using a method that approximates a level yield. The available-for-sale mortgage-backed securities includes $178,268 fixed rate mortgage-backed securities and no variable rate mortgage-backed securities. The available-for-sale securities are carried at fair value.

     The following tables describe the composition of investments by major category and maturity at December 31, 1996:

                              INVESTMENT PORTFOLIO

                                            Held-to-               Available-
                                            Maturity               for-Sale

  U.S. Treasury notes                          $ 3,001,104        $ 5,208,904
  U.S. Government agencies                      14,149,123          9,388,104
  State and County Municipal securities          5,025,972            403,105
  Mortgage backed securities                       385,071            178,268
  Other investments                                                 1,042,892
                                               -----------        -----------

                     Total                     $22,561,270        $16,221,273
                                               ===========        ===========

                INVESTMENT PORTFOLIO MATURITY/REPRICING SCHEDULE

                                                                      Maturing or Repricing
                                  ----------------------------------------------------------------------------------------------

                                                             After 1 Year but           After 5 Years but
                                      Within 1 Year           Within 5 Years             Within 10 Years        Other Securities
                                  --------------------    --------------------        --------------------      ----------------

                                     Amount      Yield      Amount       Yield          Amount       Yield      Amount     Yield
                                     ------      -----      ------       -----          ------       -----      ------     -----
Held-to-Maturity

  U.S. Treasury notes              $3,001,104     5.7%
  U.S. Government agencies            999,744     6.1%    $11,362,654     6.2%         $1,786,725     6.9%
  Municipals                          189,851     5.5%      2,634,459     6.1%          2,201,662     6.2%
  Mortgage-backed securities                                                                                    $385,071     5.7%
                                   ----------             -----------                  ----------               --------
            Total                  $4,190,699             $13,997,113                  $3,988,387               $385,071
                                   ==========             ===========                  ==========               ========

Available-for-Sale

  U.S. Treasury notes              $5,010,310     5.7%       $198,594     7.6%
  U.S. Government agencies             99,670     6.0%      4,391,614     7.2%         $4,896,820     6.7%
  Mortgage-backed securities                                                                                    $178,269     7.6%
  Federal Reserve Bank stock                                                                                     446,250     N/A
  Municipals                                                                              403,104     4.7%
  Other investments                                                                                              596,642     N/A
                                   ----------              ----------                  ----------             ----------
            Total                  $5,109,980              $4,590,208                  $5,299,924             $1,221,161
                                   ==========              ==========                  ==========             ==========


Deposit Activities

     Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more), and retirement savings plans. The Company's average balance of total deposits was $145,632,109 for the year ended December 31, 1996, representing an increase of $49,433,814 or 51.4% compared with the average balance of total deposits for the year ended December 31, 1995. The Company's average balance of total deposits was $96,198,295 for the year ended December 31, 1995, representing an increase of $41,886,584 or 77.1% compared with the average balance of total deposits for the year ended December 31, 1994. The increases in deposits are due to both acquisitions and internally generated growth.

     The following table sets forth certain information regarding the Bank's average deposits as of December 31, 1996 and 1995:

                                AVERAGE DEPOSITS

                                               December 31, 1996                                      December 31, 1995
                                    ------------------------------------------          -----------------------------------------

                                       Average        Percent       Average                Average       Percent       Average
                                        Amount       of Total      Rate Paid                Amount       of Total     Rate Paid
                                        ------       --------      ---------                ------       --------     ---------
Noninterest-bearing demand           $20,089,712       13.8%          N/A                 $12,889,281      13.4%         N/A
   deposits

Interest-bearing demand               36,910,314       25.3%          2.4%                 23,106,404      24.0%         2.9%
   deposits

Savings deposits                       8,174,212        5.6%          2.1%                  5,329,462       5.5%         2.4%

Time deposits                         80,397,763       55.3%          5.3%                 54,873,148      57.1%         5.0%
                                      ----------      =====           ---                  ----------     =====          ---

       Total average deposits       $145,572,001      100.0%          4.3%                $96,198,295     100.0%         4.4%
                                     ===========      =====           ===                  ==========     =====          ===


     As of December 31, 1996 non-brokered time deposits over $100,000 represented 13.0% of total deposits, compared with 14.1% of total deposits as of December 31, 1995. As of December 31, 1996 jumbo certificates of deposits in excess of $100,000 accounted for $20,276,235 of the Bank's deposits. Of this amount, $19,227,000 had a maturity of one year or less. The Bank does not have and does not solicit brokered deposits.

     The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 1996 and 1995:

                        TIME DEPOSITS OF $100,000 OR MORE


               Maturity Range           December 31, 1996    December 31, 1995
               --------------           -----------------    -----------------

         Three months or less              $8,626,435           $6,679,584

         Three through six months           3,843,571            3,368,061

         Six through twelve months          7,687,144            3,821,337

         Over twelve months                   119,085            1,603,692
                                           ----------         ------------

                      Total               $20,276,235          $15,472,674
                                           ==========           ==========


Return on Equity and Assets

     The following are various ratios for the Company for the years ended December 31, 1996 and 1995:

                           RETURN ON EQUITY AND ASSETS

                                    For the Year Ended December 31,
                                    -------------------------------
                                          1996           1995
                                          ----           ----

Return on average assets                   1.0%          0.8%

Return on average equity                   9.8%          9.5%

Average equity to average assets          10.5%          8.7%

Liquidity

     The Bank's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At December 31, 1996, 13.0% of the Bank's interest-bearing liabilities were in the form of time deposits of $100,000 and over. Substantially all of such large deposits were obtained from the Bank's market area, and none were obtained through brokers. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, the Bank's liquidity could be adversely affected. Currently, the maturities of the Bank's large time deposits are spread throughout the year, with 43% maturing in the first quarter of 1996, 19% maturing in the second quarter of 1996, 38% maturing in the second half of 1996, and the remaining 0.6% maturing thereafter. The Bank monitors those maturities in an effort to minimize any adverse effect on liquidity. The Bank is limited through regulatory commitments from using brokered funds without prior approval.

     On February 28, 1996 the Company completed a primary and secondary offering of its Common Stock. The offering was underwritten by Hoefer & Arnett, Incorporated, a San Francisco investment banking firm. A total of 2,388,759 shares of Common Stock were sold in the offering at a price of $3.75 per share, including 288,759 shares of Common Stock sold as an over-allotment and 174,939 shares of Common Stock held by a shareholder of the Company. The proceeds from this offering were used by the Company to finance the acquisition of First National Bank, Midlothian, Texas, to retire the Company's outstanding bank debt and for general corporate purposes.

     On February 29, 1996 the Company completed the acquisition of First National Bank, Midlothian, Texas ("First National"), through the consolidation of First National and the Bank. In connection with the transaction, the Bank changed its main office to the former main office of First National in Midlothian, Texas, and operated its own former main office in Lufkin, Texas as a branch. Effective April 18, 1996, the Bank changed the location of its main office to Hurst, Texas, and operates its former main office in Midlothian, Texas as a branch.

     With the completion of this acquisition, the Bank increased its asset size by approximately 42%. As of December 31, 1995 First National had total assets of $51,253,000 and the Bank had total assets of $121,262,000. In the transaction, a subsidiary of the Bank was first merged with and into First National's parent holding company, First Midlothian Corporation ("First Midlothian"), pursuant to which merger the shareholders of First Midlothian received cash in exchange for their shares of capital stock of First Midlothian in an amount equal to approximately one hundred fifty percent (150%) of the book value of First National. Immediately following the merger, First National and the Bank consolidated under the charter of the Bank.

     The acquisition has been accounted for as a purchase in the accompanying consolidated financial statements. The assets and liabilities of First National have been recorded at their fair values as of February 29, 1996.

     The Company raised $1.2 million during 1995, $2.3 million during 1994, $852,000 during 1993, and $779,000 during 1992 through the sale, in registered offerings, private offerings and incentive stock option exercises, of the Company's Common Stock. Management anticipates that future registered and private offerings of the Company's Common Stock may be used to raise additional capital, in connection with acquisitions or if the regulatory capital requirements with which the Bank must comply necessitate the injection of additional capital by the Company into the Bank. Failure to raise such additional capital could adversely impact the growth of the Bank or result in its failure to comply with applicable regulatory capital requirements, which could necessitate a reduction in the volume of assets and deposits of the Bank. Such reductions could adversely affect the Bank's earnings and liquidity. See "Item 1. Business - Supervision and Regulation: Capital Adequacy Guidelines."

     In the longer term, the liquidity of the Company and its ability to meet its cash obligations will depend substantially on its receipt of dividends from the Bank, which are limited by banking statutes and regulations. See "Item 1. Business - Supervision and Regulation."

Capital Resources

     The Company's shareholders' equity at December 31, 1996 was $19.2 million, compared with $10.3 million at December 31, 1995. The growth in equity has been the result of the sale of Common Stock by the Company and the retention of earnings. The Company had consolidated income of $1,697,987 for the year ended December 31, 1996. There can be no assurance that the Company can continue to operate profitably in the future and failure to operate profitably would have a material adverse effect on the Company.

     The Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital. The remaining one-half (or 4%) may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Bank were 11.10% and 12.29%, respectively, at December 31, 1996, and 10.76% and 11.72%, respectively, at December 31, 1995. The Bank is currently, and expects to continue to be, in compliance with these guidelines. See "Item 1. Business - Supervision and Regulation: Capital Adequacy Guidelines."

     The Board of Governors of the Federal Reserve System ("FRB") has announced a policy sometimes known as the "source of strength doctrine" which requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. The FRB has interpreted this requirement to require that a bank holding company, such as the Company, stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. The FRB has stated that it would generally view a failure to assist a troubled or failing subsidiary bank in these circumstances as an unsound or unsafe banking practice or a violation of Regulation Y or both, justifying a cease and desist order or other enforcement action, particularly if appropriate resources are available to the bank holding company on a reasonable basis. The requirement that a bank holding company, such as the Company, make its assets and resources available to a failing subsidiary bank could have an adverse effect upon the Company and its shareholders.

     The following table sets forth an analysis of the Bank's capital ratios:

                            RISK-BASED CAPITAL RATIOS

                                                                                                      Minimum         Well-
                                                                                                      Capital      Capitalized
                                                       December 31,                                   Ratios          Ratios
                             -----------------------------------------------------------------    -------------------------------
                                   1996           1995           1994            1993
                                  ------         ------         ------           ----
Tier I risk-based capital        $12,013,000     $7,964,000      $6,790,000    $3,821,000
Tier II risk-based capital         1,285,000        703,000         698,000       401,000
  Total capital                   13,298,000      8,667,000       7,488,000     4,222,000
Risk-weighted assets             108,208,000     73,983,000      67,011,000    33,594,000
Capital ratios:
  Tier I risk-based capital          11.10%         10.76%          10.13%        11.37%              4.00%           6.00%
  Tier II risk-based capital         12.29          11.72           11.17         12.57               8.00           10.00
      Leverage ratio                  7.02           6.88            5.56          9.96               4.00            5.00


Accounting Matters

     In May 1993 the Financial Accounting Standards Board ("FASB") issued SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." Together, these standards require that when a loan is impaired, a creditor shall measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, the fair value of the collateral if the loan is collateral dependent or the loan's observable market price. A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The new standards also require certain disclosures regarding impaired loans. The Company adopted these standards effective January 1, 1995. The adoption of these accounting standards did not have a material effect on the Company's consolidated financial position or results of operations since the Company's recognition and measurement policies regarding nonperforming loans are materially consistent with the accounting standards.

     In October 1995 FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue to use the method of accounting specified in Opinion 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in this Statement had been applied. This Statement is effective for fiscal years beginning after December 15, 1995. The Company adopted this Statement effective January 1, 1996.

Recent Accounting Pronouncements

     In June 1996, FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement requires that after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This Statement deferred the effective date of FASB Statement No. 125 for secured lending, repurchase agreement, dollar-roll, securities lending, and similar transactions to transactions occurring after December 31, 1997.

     In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share" ("Opinion 15"), and make them comparable to international EPS standards. FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. FAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. FAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods; earlier application is not permitted. FAS 128 requires restatement of all prior-period EPS data presented.

     In February 1997, FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 establishes standards for disclosing information about an entity's capital structure, including the pertinent rights and privileges of various securities outstanding. FAS 129 is effective for financial statements issued for periods after December 15, 1997.

     Management believes that the adoption of these pronouncements will not have a material impact on the financial statements of the Company.

Impact of Inflation, Changing Prices and Monetary Policies

     The financial statements and related financial data concerning the Company in this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of the Bank, including the influence of domestic and foreign economic conditions and the monetary and
fiscal  policies  of  the  United  States   government  and  federal   agencies,
particularly the Federal Reserve Bank. The Federal Reserve Bank implements national monetary policy such as seeking to curb inflation and combat recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing by banks and establishment of reserve requirements against bank deposits. The actions of the Federal Reserve Bank in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on the Bank and its results of operations are not predictable.

Related Party Transactions

     In the ordinary course of business, the Bank has loans, deposits and other transactions with its executive officers and directors and businesses with which such persons are associated. It is the Company's policy that all such transactions are entered into on substantially the same terms as those prevailing at the time for comparable transactions with unrelated third parties. During 1996, the Bank extended loans of $398,000 to director-related companies.

Subsequent Events

     None.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1997 annual meeting for the fiscal year ended December 31, 1996, to be filed no later than April 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1997 annual meeting for the fiscal year ended December 31, 1996, to be filed no later than April 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1997 annual meeting for the fiscal year ended December 31, 1996, to be filed no later than April 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1997 annual meeting for the fiscal year ended December 31, 1996, to be filed no later than April 30, 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of Report.

     1.   Financial Statements                                              Page

         The following financial statements of the Company required to be included in Item 8 are filed under Item 14 at the page indicated:

        Report of Independent Accountants                                   F-1
        Consolidated Balance Sheets at December 31, 1996 and 1995           F-2
        Consolidated Statements of Income for the years ended
           December 31, 1996, 1995 and 1994                                 F-3

        Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 1996, 1995 and 1994                     F-4

        Consolidated Statements of Cash Flows for the years
           ended December 31, 1996, 1995 and 1994                           F-5

        Notes to Consolidated Financial Statements                          F-7


     2.   Financial Statement Schedules

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

    10.06 Form of Change in Control Agreement entered into between Surety Capital Corporation and C. Jack Bean, Bobby W. Hackler and G. M. Heinzelmann, III, dated August 16, 1994. (8)

    10.07 Lease agreement between Precinct Campus, Inc., as landlord, and Surety Capital Corpo- ration, as tenant, regarding offices located in Hurst, Texas, dated February 14, 1994. (6)

    10.08 Surety Capital Corporation 1995 Incentive Stock Option Plan. (8)

    10.09 Form  of  Executive  Deferred  Compensation   Agreements  and  related
          Adoption Agreements with Designation of Beneficiaries entered into between Surety Capital Corporation and Bobby W. Hackler and G. M. Heinzelmann, III, dated August 15, 1995. (10)

    10.10 Form of Letter Agreements between Surety Capital Corporation and Bobby W. Hackler and G. M. Heinzelmann, III regarding provision by Surety Capital Corporation of term life insurance coverage, dated August 15, 1995. (10)

    10.11 Change in Control Agreement entered into between Surety Capital Corporation and B. J. Curley, dated February 9, 1996. (12)

    10.12 Asset Purchase Agreement by and among Surety Bank, National Association, Surety Capital Corporation, Providers Funding Corporation, and Lawrence C. Blanton, Barry T. Carroll and Bill M. Ward; Employment, Non-Competition and Confidentiality Agreement by and between Surety Bank, National Association, Surety Capital Corporation, and Barry T. Carroll; Non-Competition and Confidentiality Agreement by and between Surety Bank, National Association, Surety Capital
          Corporation,  and  Lawrence  C.  Blanton;  and  Non-  Competition  and
          Confidentiality Agreement by and between Surety Bank, National Association, Surety Capital Corporation, and Bill M. Ward; all dated March 15, 1996. (12)

    10.13 Executive Deferred Compensation Agreement and related Adoption Agreement with Designation of Beneficiaries entered into between Surety Capital Corporation and B. J. Curley, dated January 21, 1997. *

    10.14 Letter Agreement between Surety Capital Corporation and B. J. Curley regarding provision by Surety Capital Corporation of term life insurance coverage, dated January 21, 1997. *

    10.15 Surety Capital Corporation Amended and Restated Stock Option Plan for Directors, and Form of Stock Option Agreement. *

     21   Subsidiaries of the Registrant. *

     23   Consent of Coopers & Lybrand L.L.P. *

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

     (12) Filed with the Company's Form 10-K dated December 31, 1995 and incorporated by reference herein.

     *    Filed herewith.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

(c)  Exhibits Required by Item 601 of Regulation S-K.

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

                                            SURETY CAPITAL CORPORATION



Date:  March 28, 1997                       By: /s/ C. Jack Bean
                                                -----------------
                                            C. Jack Bean, Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 28th day of March, 1997.

 Signature                                   Capacity
 ---------                                   --------

/s/ C. Jack Bean               Chairman of the Board, Chief Executive Officer
----------------               and Director (Principal Executive Officer)
C. Jack Bean


/s/ G. M. Heinzelmann, III     President and Director
--------------------------
G. M. Heinzelmann, III


/s/ Bobby W. Hackler           Vice Chairman of the Board, Chief Operating
--------------------           Officer and Director
Bobby W. Hackler


/s/ B. J. Curley               Vice President, Chief Financial Officer and
----------------               Secretary (Principal Financial Officer and Chief
B. J. Curley                   Accounting Officer)


*                              Director
-----------------
William B. Byrd


*                              Director
-----------------
Joseph S. Hardin


*                              Director
-----------------
Michael L. Milam

*                              Director
-----------------
Garrett Morris


*                              Director
-----------------
Cullen W. Turner



*  By: /s/ C. Jack Bean
       C. Jack Bean, as Attorney-in-Fact
       for each of the persons indicated

                        Report of Independent Accountants


Board of Directors and Shareholders
Surety Capital Corporation
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of Surety Capital Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surety Capital Corporation as of December 31, 1996 and 1995, and the consolidated results of operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, Surety Capital Corporation changed its method of accounting for investment securities in 1994.


Coopers & Lybrand L.L.P.
Fort Worth, Texas
January 21, 1997

                           SURETY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                     ASSETS
                                                                             December 31,        December 31,
                                                                                 1996                1995
                                                                           ---------------     ----------------
Assets:
      Cash and due from banks                                                  $6,094,457           $4,727,018
      Federal funds sold                                                       16,772,000           18,490,000
      Interest bearing deposits in financial institutions                         285,842            1,046,297
      Investment securities:
           Available-for-sale                                                  16,221,273           10,128,157
           Held-to-maturity                                                    22,561,270           13,780,538
                                                                           ---------------     ----------------
                Total investment securities                                    38,782,543           23,908,695

      Loans                                                                   105,696,491           68,991,700
      Less:  Unearned interest                                                 (2,544,803)          (1,889,461)
             Allowance for credit losses                                       (1,284,774)            (702,927)
                                                                           ---------------     ----------------
                  Loans, net                                                  101,866,914           66,399,312

      Premises and equipment, net                                               3,970,193            2,775,688
      Accrued interest receivable                                               1,083,336              781,031
      Other real estate and repossessed assets                                    738,198               85,528
      Other assets                                                                607,214              467,147
      Excess of cost over fair value of net assets acquired, net of
        Accumulated amortization of $719,288 and $359,572 at
        December 31, 1996 and 1995, respectively                                6,238,613            2,658,557
                                                                           ---------------     ----------------
            Total assets                                                     $176,439,310         $121,339,273
                                                                           ===============     ================
Liabilities and shareholders' equity:
      Demand deposits                                                         $23,878,744          $13,182,888
      Savings, NOW and money markets                                           48,372,642           30,612,855
      Time deposits, $100,000 and over                                         20,276,235           15,472,674
      Other time deposits                                                      63,162,720           50,330,085
                                                                           ---------------     ----------------
            Total deposits                                                    155,690,341          109,598,502

      Note payable                                                                                     375,000
      Accrued interest payable and other liabilities                            1,518,417            1,071,299
                                                                           ---------------     ----------------
            Total liabilities                                                 157,208,758          111,044,801
                                                                           ---------------     ----------------

Commitments and contingent liabilities (Notes 10 & 16)

Shareholders' equity:
      Preferred stock, $.01 par value, 20,000,000 shares authorized, none issued at December 31, 1996 and 1995
      Common stock, $.01 par value, 20,000,000 shares authorized,
        5,763,737 and 3,516,595 shares issued at December 31, 1996 and
        1995, respectively, and 5,748,119 and 3,506,429 outstanding at
        December 31, 1996 and 1995, respectively                                   57,637               35,166
      Additional paid-in capital                                               16,752,003            9,356,469
      Retained earnings                                                         2,509,771              811,784
      Treasury stock, 15,618 and 10,166 shares carried at cost at Decem-
         ber 31, 1996 and 1995, respectively                                      (74,539)             (50,830)
      Unrealized gain/(loss) on available-for-sale securities, net of tax         (14,320)             141,883
                                                                           ---------------     ----------------
            Total shareholders' equity                                         19,230,552           10,294,472
                                                                           ---------------     ----------------
            Total liabilities and shareholders' equity                       $176,439,310         $121,339,273
                                                                           ===============     ================

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              for the years ended December 31, 1996, 1995 and 1994

                                                    1996          1995          1994
                                                    ----          ----          ----
Interest income:
  Commercial and real estate loans ..........   $ 5,772,065   $ 3,664,124   $ 1,422,911
  Consumer loans ............................     1,444,189     1,198,632     1,059,188
  Insurance premium financing ...............     3,563,467     2,739,060     2,172,038
  Federal funds sold ........................     1,078,618       657,809       302,621
  Investment securities
    Taxable .................................     2,165,301       905,046       338,286
    Tax-exempt ..............................       324,605       268,702        23,792
  Interest bearing deposits .................        42,117       101,408        68,173
                                                -----------   -----------   -----------
      Total interest income .................    14,390,362     9,534,781     5,387,009
                                                -----------   -----------   -----------
Interest expense:
  Savings, NOW and money market .............     1,056,884       805,514       353,123
  Time deposits, $100,000 and over ..........     1,106,754       792,098       362,700
  Other time deposits .......................     3,191,439     1,957,288       760,833
  Other interest expense ....................         6,612       122,579        11,075
                                                -----------   -----------   -----------
      Total interest expense ................     5,361,689     3,677,479     1,487,731
                                                -----------   -----------   -----------
       Net interest income before
        provision for credit losses .........     9,028,673     5,857,302     3,899,278

Provision for credit losses .................       135,000        60,000       106,899
                                                -----------   -----------   -----------
      Net interest income ...................     8,893,673     5,797,302     3,792,379
                                                -----------   -----------   -----------
Noninterest income ..........................     1,877,454     1,419,067     1,160,007
                                                -----------   -----------   -----------
Noninterest expense:
  Salaries and employee benefits ............     4,244,874     2,923,118     2,201,188
  Occupancy and equipment ...................     1,244,551       907,286       669,936
  General and administrative ................     2,645,587     2,048,148     1,590,814
                                                -----------   -----------   -----------
      Total noninterest expense .............     8,135,012     5,878,552     4,461,938
                                                -----------   -----------   -----------
       Income before income taxes ...........     2,636,115     1,337,817       490,448

Income tax expenses:
  Current ...................................       938,128       263,007        36,697
  Deferred ..................................             0       187,924       (19,009)
                                                -----------   -----------   -----------
      Net income ............................   $ 1,697,987   $   886,886   $   472,760
                                                ===========   ===========   ===========
Net income per share of common stock ........   $       .32   $       .27   $       .20
                                                ===========   ===========   ===========
Weighted average shares outstanding .........     5,389,366     3,279,448     2,393,841
                                                ===========   ===========   ===========

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              for the years ended December 31, 1996, 1995 and 1994


                                                                                                    Unrealized
                                                                                                      Gain/
                                     Common Stock                                                   (Loss) on
                                 ---------------------  Additional      Retained                    Available-
                                               Par        Paid-in      Earnings/      Treasury       for-Sale         Total
                                   Shares     Value       Capital      (Deficit)        Stock       Securities       Equity
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------
Balance at December 31, 1993      2,273,487   $22,734    $5,806,116     $ (547,862)             -              -    $5,280,988

Sale of Common Stock                767,342     7,674     2,307,098                                                  2,314,772

Net Income                                                                 472,760                                     472,760

Unrealized loss on available-
   for-sale securities, net of                                                                          $ (2,839)       (2,839)
   tax of $1,462                 ----------- ---------  ------------  ------------- -------------- --------------  ------------

Balance at December 31, 1994      3,040,829    30,408     8,113,214        (75,102)             -         (2,839)    8,065,681
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------

Sale of Common Stock                459,500     4,595     1,192,587                                                  1,197,182

Purchase of Treasury Stock                                                              $ (50,830)                     (50,830)

Net Income                                                                 886,886                                     886,886

Exercise of stock options            16,266       163        50,668                                                     50,831

Change in unrealized
   gain/(losses)
   on available-for-sale
   securities,
   net of tax of $74,544                                                                                 144,722       144,722
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------

 Balance at December 31, 1995     3,516,595    35,166     9,356,469        811,784        (50,830)       141,883    10,294,472
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------

Sale of Common Stock              2,239,218    22,392     7,371,901                                                  7,394,293

Purchase of Treasury Stock                                                                (23,709)                     (23,709)

Net Income                                                               1,697,987                                   1,697,987

Exercise of stock options             7,924        79        23,633                                                     23,712

Change in unrealized
   gain/(losses)
   on available-for-sale
   securities,
   net of tax of $81,147                                                                                (156,203)     (156,203)
                                 ----------- ---------  ------------  ------------- -------------- --------------  ------------

Balance at December 31, 1996      5,763,737   $57,637   $16,752,003     $2,509,771      $ (74,539)     $ (14,320)  $19,230,552
                                 =========== =========  ============  ============= ============== ==============  ============

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994

                                                                                      December 31,
                                                                 --------------------------------------------------------
                                                                       1996                1995               1994
                                                                 -----------------    ---------------    ----------------
Cash flows from operating activities:
   Net income                                                          $1,697,987           $886,886            $472,760
   Adjustments to reconcile net income to net
       cash provided by operating activities:
           Provision for credit losses                                    135,000             60,000             106,899
           Provision for depreciation                                     573,745            500,725             330,644
           Amortization of intangible assets                              359,717            184,332              51,201
           Gain on sale or disposal of assets                             (22,879)            (8,477)            (15,508)
           Net increase in unearned interest on loans                     655,342            382,618             136,614
           Net (decrease) increase in other assets                         14,925           (353,503)           (220,707)
           Net (decrease increase in accrued interest payable
              and other liabilities                                      (101,725)           411,209            (122,438)
                                                                 -----------------    ---------------    ----------------

                    Net cash provided by operating activities           3,312,112          2,063,790             739,465
                                                                 -----------------    ---------------    ----------------

Cash flows from investing activities:
   Net increase in loans                                              (15,070,139)        (1,486,861)         (7,760,672)
   Payments received on purchased medical claims receivables           14,229,677         15,716,784          12,290,141
   Purchases of medical claims receivables                            (17,480,467)       (16,688,775)        (11,229,044)
   Purchases of available-for-sale securities                          (7,239,958)        (7,356,633)
   Proceeds from sales of available-for-sale securities                                    4,736,638
   Proceeds from maturities of available-for-sale securities              909,492          2,670,121             169,971
   Purchases of held-to-maturity securities                            (3,081,744)        (7,048,483)           (316,276)
   Proceeds from maturities of held-to-maturity securities             15,515,641          2,808,990           4,556,981
   Purchases of interest bearing deposits in financial                                       (99,081)            500,000
      institutions
   Proceeds from maturities of interest bearing deposits in
      financial institutions                                            1,034,697            576,972             712,743
   Purchases of bank premises and equipment                              (518,010)          (609,135)           (420,487)
   Proceeds from sales of bank premises and equipment                       4,437              6,000              16,308
   Proceeds from sale of other real estate and repossessed                428,217            507,208
      assets
   Net cash acquired in acquisitions                                    3,731,462         15,370,125           2,509,161
                                                                 -----------------    ---------------    ----------------

            Net cash (used in) provided by investing activities        (7,536,695)         9,103,870           1,028,826
                                                                 -----------------    ---------------    ----------------

Cash flows from financing activities:
   Net (decrease) increase in deposits                                 (3,145,274)         1,032,815          (1,525,190)
   Proceeds from issuance of note payable                                                                      1,750,000
   Principal payments on note payable                                    (375,000)        (1,375,000)
   Purchase of treasury stock                                             (23,709)           (50,830)
   Exercise of stock options                                               23,712             50,831
   Proceeds from the sale of stock                                      7,394,293          1,197,182           2,314,772
                                                                 -----------------    ---------------    ----------------

            Net cash provided by financing activities                   3,874,022            854,998           2,539,582
                                                                 -----------------    ---------------    ----------------

Net (decrease) increase in cash and cash equivalents                     (350,561)        12,022,658           4,307,873

Beginning cash and cash equivalents                                    23,217,018         11,194,360           6,886,487
                                                                 -----------------    ---------------    ----------------

Ending cash and cash equivalents                                      $22,866,457        $23,217,018         $11,194,360
                                                                 =================    ===============    ================

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994

                                                                                    December 31,
                                                               --------------------------------------------------------
                                                                     1996                1995                1994
                                                               ------------------   ----------------    ---------------
Supplemental disclosure:
   Cash paid during the period for interest                          $ 5,190,521        $ 3,421,225        $ 1,339,223
   Cash paid during the period for federal income taxes                $ 545,000           $ 22,733           $ 12,000

Supplemental schedule of noncash investing and financing activities:
       Transfers of repossessed collateral to other assets             $ 752,648          $ 457,483          $ 241,189
       Additions to loans to facilitate the sale of OREO
       and other assets                                                $ 212,715                             $ 162,385

Supplemental schedule of investing activities:

   Interest bearing deposits in financial institutions                 $ 274,242                           $ 1,588,931
   Investment securities                                              21,214,629                            16,196,901
   Loans, net                                                         18,476,948          $ 875,159         26,363,109
   Premises and equipment, net                                         1,270,401            273,677            999,713
   Other assets                                                          959,648              6,569            474,002
   Excess of cost over fair value of net assets acquired               3,939,773            151,365          2,239,171
   Deposits                                                          (49,237,113)       (16,538,565)       (49,956,393)
   Other liabilities                                                    (629,990)          (138,330)          (414,595)
                                                               ------------------   ----------------    ---------------

Net cash acquired in acquisitions                                   $ (3,731,462)     $ (15,370,125)      $ (2,509,161)
                                                               ==================   ================    ===============

                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Surety Bank, National Association (the "Bank"), which was acquired on December 30, 1989. All significant intercompany accounts and transactions have been eliminated in consolidation.


2.   Summary of Significant Accounting Policies:

     Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one day periods.

     Investment Securities

     Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). This statement addresses the accounting and reporting for investments in debt and equity securities that have readily determined fair values.

     Management determines the appropriate classification of securities at the time of purchase. If the securities are purchased with the positive intent and the ability to hold the securities until maturity, they are classified as held-to-maturity and carried at historical cost, adjusted for amortization of premiums and accretion of fees and discounts using a method that approximates the interest method. Securities to be held for indefinite periods of time are classified as available-for-sale and carried at fair value. Unrealized gains and losses, net of taxes, related to securities available-for-sale are recorded as a separate component of shareholders' equity. Securities purchased and held principally for the purpose of selling them in the near term are classified as trading. The Company had no securities classified as trading as of December 31, 1996 or 1995. The cost of securities sold is based on the specific identification method.

     Loans and Allowance for Credit Losses

     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for credit losses, and deferred fees or costs on originated loans. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan. Loans are stated at the amount of unpaid principal, reduced by unearned interest and an allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged against current earnings.

     A loan is considered impaired if, based on current information and events, it is possible that the Company will be unable to collect the scheduled payments of principal and interest when due, according to the contracted terms of the loan agreement. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The measurement of impaired loans and the related allowance for credit losses is generally based on the fair value of the collateral. Smaller balance homogeneous loans consisting of residential mortgages and consumer loans are eveluated for reserves collectibility based on historical loss experience. Loans are charged against the allowance for credit losses when management believes that the collectibility of the principal is unlikely.

     The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income subsequently recognized only to the extent cash payments are received.

     Loans and Allowance for Credit Losses, continued:

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


     Premises and Equipment

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

     Other Real Estate and Repossessed Assets

     Real estate properties acquired through, or in lieu, of loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Any write down to fair market value at the date of acquisition is charged against the allowance for credit losses. Any subsequent write-downs are reflected in operations.

     Income Per Share

     Net income per share of common stock is computed based upon the weighted average number of shares of common stock outstanding during the years ended December 31, 1996, 1995 and 1994.

     Income Taxes

     The Company's method of accounting for income taxes utilized an asset and liability approach for financial statement purposes. The types of differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities or assets include: allowances for possible credit losses, property and equipment, investment securities and net operating loss carryforwards.

     Purchase Method of Accounting

     Net assets acquired in purchase transactions are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is amortized on a straight-line basis, generally over a 15 year period. The Company continually re-evaluates the propriety of the carrying amount of such intangible assets as well as its amortization period, to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of the period of benefit. At this time, the Company believes that no significant impairment of such intangible asset has occurred and that no reduction of amortization period is warranted.

     Fair Values of Financial Instruments

     The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed herein:

     Cash  and  short-term  instruments.   The  carrying  amounts  of  cash  and
     short-term instruments approximate their fair value.

     Available-for-sale and held-to-maturity securities. Fair values for securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate their fair values.

     Loans receivable. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are base on carrying values. Fair values for certain mortgage loans, (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

     Deposit liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit (CDs)
     approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Accrued interest. The carrying amounts of accrued interest approximate their fair values.

     Off-balance sheet instruments. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements.

     Use of Estimates

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

     Recent Accounting Pronouncements

     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement requires that after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This Statement deferred the effective date of FASB Statement No. 125 for secured lending, repurchase agreement, dollar-roll, securities lending, and similar transactions to transactions occurring after December 31, 1997.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share" ("Opinion 15"), and make them comparable to international EPS standards. FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. FAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. FAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods; earlier application is not permitted. FAS 128 requires restatement of all prior-period EPS data presented.

     In  February  1997,  the FASB  issued  Statement  of  Financial  Accounting
     Standards No. 129, "Disclosure of Information About Capital Structure" ("FAS 129"). FAS 129 establishes standards for disclosing information about an entity's capital structure, including the pertinent rights and privileges of various securities outstanding. FAS 129 is effective for financial statements issued for periods ending after December 15, 1997.

     Management believes that the adoption of these pronouncements will not have a material impact on the financial statements of the Company.


3.   Acquisitions:

     Bank One, Texas, National Association Branch in Waxahachie, Texas

     On September 28, 1995, the Bank acquired certain assets (principally cash) and assumed certain liabilities (principally customer deposits) relating to the branch of Bank One, Texas, National Association ("Bank One") located in Waxahachie, Texas, (the "Waxahachie Branch"). The Bank financed the acquisition through the use of internally-generated funds.

     At the closing, the Bank assumed deposits and other liabilities totaling approximately $16,539,000. In addition, the Bank acquired certain small business and consumer loans totaling approximately $875,000, certain real property, furniture and equipment totaling approximately $274,000, and cash and other assets totaling approximately $15,426,000. After paying a deposit premium of two percent (2%) on the deposits assumed totaling approximately $331,000, the Bank received approximately $15,419,000 in cash from Bank One as consideration for the net deposit liabilities assumed. The Waxahachie Branch and deposits acquired in the acquisition have been incorporated into the Bank's existing branch network.

     First National Bank, Midlothian, Texas

     On February 28, 1996 the Company completed a primary and secondary offering of its Common Stock. The offering was underwritten by Hoefer & Arnett, Incorporated, a San Francisco investment banking firm. A total of 2,388,759 shares of Common Stock were sold in the offering at a price of $3.75 per share, including 288,759 shares of Common Stock sold as an over-allotment and 174,939 shares of Common Stock held by a shareholder of the Company. The proceeds from this offering were used by the Company to finance the acquisition of First National Bank, Midlothian, Texas, to retire the Company's outstanding bank debt and for general corporate purposes.

     On February 29, 1996 the Company completed the acquisition of First Midlothian Corporation, a Texas bank holding company located in Midlothian, Texas ("First Midlothian"), and its wholly owned subsidiary, First National Bank, Midlothian, Texas ("First National").

     With the completion of this acquisition, the Bank increased its asset size by approximately 42%. In the transaction, a subsidiary of the Bank was first merged with and into First Midlothian, pursuant to which merger the shareholders of First Midlothian received cash in exchange for their shares of capital stock of First Midlothian in an amount equal to approximately one hundred fifty percent (150%) of the book value of First National. The Bank paid $5,976,000 to the shareholders of First National in exchange for all of the issued and outstanding shares of common stock of First National plus an additional $619,707 to repay in full all outstanding debentures of First Midlothian. The purchase of First National resulted in cost in excess of net assets acquired amounting to $2,553,638, which is being amortized on a straight line basis over a 15-year period. The assets and liabilities of First National have been recorded at their fair values as of February 29, 1996. Purchase accounting mark-to-market adjustments for the purchase of
     First National resulted in a net increase in assets of $268,818. Immediately following the merger, First National and the Bank consolidated under the charter of the Bank. The acquisition has been accounted for as a purchase in the accompanying consolidated financial statements.

     Included in the accompanying consolidated financial statements are the following amounts for First National as of December 31, 1996 and for the twelve months ended December 31, 1996:

    Balance sheet data:
        Cash and due from banks                      $     310,442
        Federal funds sold                              12,000,000
        Investment securities                           15,246,465
        Net loans                                       14,942,495
        Premises and equipment, net                      1,395,777
        Accrued interest receivable                        106,788
        Other assets                                       589,064
                                                     ---------------

        Total assets                                 $  44,591,031
                                                     ===============

        Deposits                                     $  43,980,472
        Accrued interest payable                           264,692

    Income statement data:
        Total interest income                        $   2,382,278
        Total interest expense                           1,163,786
        Other income                                       312,154
        Noninterest expense                              1,276,156
                                                     ---------------

        Net income                                   $     254,490
                                                     ===============

     The consolidated results of operations include the operations of First National subsequent to March 1, 1996. The unaudited pro forma information for the twelve months ended December 31, 1996 and the unaudited pro forma information for the twelve months ended December 31, 1995, presented below, reflect the acquisition of First National as if it had been acquired as of January 1, 1995. Pro forma adjustments consisting of a provision for income taxes and interest expense have been made to properly reflect the unaudited pro forma information.

                                            Twelve months ended    Twelve months ended
                                             December 31, 1996      December 31, 1995
                                             -----------------      -----------------
     Interest income                            $14,998,219           $ 13,179,319
     Net income                                   1,274,313              1,128,635
     Net income per share of common stock             $0.22                  $0.20


     Providers Funding Corporation

     On March 15, 1996, the Bank completed the acquisition of Providers Funding Corporation ("PFC"), a Dallas-based medical claims servicing company. The acquisition was accomplished through the purchase of certain assets consisting of accounts receivables along with certain furniture and equipment and the assumption of certain liabilities of PFC by the Bank. The Bank used cash on hand in the amount of $1,000,000 to fund this purchase (before deducting the then outstanding balance of principal plus interest on the indebtedness of PFC to the Bank). The Bank also entered into non-competition and confidentiality agreements with certain principals of PFC in consideration for which the Company issued 25,398 shares of Common Stock of the Company to such principals. The purchase of PFC resulted in cost in excess of net assets acquired amounting to $1,338,364 and is being amortized on a straight line basis over a 15-year period. Due to the short term nature of the receivables (average life of 90 days) and the short term nature of the liabilities (less than 30 days), no purchase accounting mark-to-market adjustments were necessary. The acquisition has been accounted for as a purchase in the accompanying consolidated financial statements. The Bank operates PFC as a division titled "Providers Funding a division of Surety Bank, N.A.".


4.   Investment Securities:

     Investment securities consisted of the following at December 31, 1996 and 1995:


          December 31, 1996:                                             Gross            Gross         Estimated
                                                      Amortized       Unrealized       Unrealized        Fair
                                                        Cost            Gains            Losses          Value
                                                   -------------       ----------       ----------    ------------
             Available-for-Sale:
              U.S. Treasury                        $   5,193,782        $  15,122                     $  5,208,904
              Obligations of other U.S.
                 Government agencies and
                 corporations                          9,423,964           39,027       $   74,887       9,388,104
              State and county municipals                409,498               15            6,408         403,105
              Mortgage-backed securities                 173,513            4,755                          178,268
              Other securities                         1,042,892                                         1,042,892
                                                   -------------       ----------      -----------    ------------

                       Total available-for-sale      $16,243,649        $  58,919       $   81,295    $ 16,221,273
                                                   =============       ==========      ===========    ============


             Held-to-Maturity:
              U.S. Treasury                          $ 3,001,104        $   4,216                     $  3,005,320
              Obligations of other U.S.
                 Government agencies and
                 corporations                         14,149,123           42,723       $   15,697      14,176,149
              State and county municipals              5,025,972          170,621              238       5,196,355
              Mortgage-backed securities                 385,071              357                          385,428
                                                   -------------       ----------       ----------    ------------

                       Total held-to-maturity        $22,561,270        $ 217,917       $   15,935    $ 22,763,252
                                                   =============       ==========       ==========    ============


          December 31, 1995:                                             Gross            Gross         Estimated
                                                       Amortized       Unrealized       Unrealized        Fair
                                                         Cost            Gains            Losses          Value
                                                         ----            -----            ------          -----
              Available-for-Sale:
               U.S. Treasury                         $   485,991        $  11,978                     $    497,969
               Obligations of other U.S.
                 Government agencies and
                 corporations                          8,525,194          199,736                        8,724,930
               State and county municipals               411,394              338        $   7,475         404,257
               Mortgage-backed securities                209,529           10,397                          219,926
               Other securities                          281,075                                           281,075
                                                     -----------        ---------       ----------    ------------

                       Total available-for-sale      $ 9,913,183        $ 222,449        $   7,475    $ 10,128,157
                                                     ===========        =========       ==========    ============


              Held-to-Maturity:
               U.S. Treasury
               Obligations of other U.S.
                 Government agencies and
                 corporations                        $ 8,563,315        $  59,020        $   3,882     $ 8,618,453
               State and county municipals             4,730,921          245,828                        4,976,749
               Mortgage-backed securities                486,302              325            3,811         482,816
                                                     -----------        ---------       ----------    ------------

                       Total held-to-maturity        $13,780,538        $ 305,173        $   7,693    $ 14,078,018
                                                     ===========        =========       ==========    ============

     The amortized cost and estimated market value of investment securities at December 31, 1996 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                         Estimated
          December 31, 1996:                                              Amortized                        Fair
                                                                            Cost                           Value
                                                                            ----                           -----
          Available-for-Sale:
              Due within one year                                      $  5,100,083                    $  5,109,980
              Due after one year through five years                       4,579,871                       4,590,208
              Due after five years through ten years                      5,347,290                       5,299,924
              Mortgage-backed securities                                    173,513                         178,269
              Other securities                                            1,042,892                       1,042,892
                                                                      -------------                  --------------
                     Total available-for-sale                           $16,243,649                     $16,221,273
                                                                      =============                  ==============

          Held-to-Maturity:
              Due within one year                                       $ 4,190,699                    $  4,191,974
              Due after one year through five years                      13,997,113                      14,114,613
              Due after five years through ten years                      3,988,387                       4,071,237
              Mortgage-backed securities                                    385,071                         385,428
                                                                        -----------                   -------------

                     Total held-to-maturity                             $22,561,270                     $22,763,252
                                                                        ===========                   =============


     No sales of available-for-sale investment securities occurred during 1996. Proceeds from sales of available-for-sale investment securities during the year ended December 31, 1995 were $4,736,538 with gross recognized gains of $100 and no losses.

     Proceeds from sales of held-to-maturity investment securities during the twelve months ended December 31, 1994 were $500,000 with no recognized gains or losses. These securities were sold within 90 days of the call date and were expected to be called.

     At December 31, 1996 and 1995 the carrying values of Federal Reserve Bank stock were $446,250, and $261,150, respectively. The Federal Reserve Bank stock's market value was estimated to be the same as its carrying value at all dates.

     At December 31, 1996 and 1995 securities with a carrying amount of $20,927,000 and $10,734,000, respectively, were pledged as collateral for public deposits, as required or permitted by law.


5.   Loans, net:

     At December 31, 1996 and 1995, the loan portfolio was composed of the following:

                                             December 31,        December 31,
                                                 1996                1995
                                           ---------------     ----------------
           Insurance premium financing        $39,168,604          $22,409,356
           Installment loans                   12,631,520           10,645,406
           Commercial loans                    22,745,139           16,301,840
           Real estate loans                   24,774,167           16,281,558
           Medical claims receivable            6,377,061            3,353,540
                                           ---------------     ----------------

           Total gross loans                  105,696,491           68,991,700

           Unearned interest                   (2,544,803)          (1,889,461)
           Allowance for credit losses         (1,284,774)            (702,927)
                                           ---------------     ----------------

           Loans, net                        $101,866,914          $66,399,312
                                           ==============      ================

     Loans on which the accrual of interest  has been  discontinued  amounted to
     approximately   $144,000  and  $27,000  at  December  31,  1996  and  1995,
     respectively.

     A summary of changes in allowance for credit losses for the years ended December 31, 1996 and December 31, 1995 were as follows:

                                                   December 31,     December 31,
                                                       1996             1995
                                                   ------------     -----------
        Balance at beginning of year                 $702,927         $697,948
        Additions (deductions):
         Provision for credit losses                  135,000           60,000
         Bank acquisitions                            614,700           10,759
         Loans charged off                           (229,418)        (117,446)
         Recoveries of loans previously charged-off    61,565           51,666
                                                   ----------         --------
        Balance at end of year                     $1,284,774         $702,927
                                                   ==========         ========

     At December 31, 1996 and December 31, 1995, the Company's recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS 114) consists primarily of commercial loans and installment loans as follows:

                                                                           December 31,        December 31,
                                                                              1996                 1995
                                                                           ----------           ----------
     Impaired loans                                                        $4,837,271           $1,282,701
     Impaired loans with related allowance calculated under SFAS 114        3,209,403              950,196
     Allowance on impaired loans calculated under SFAS 114                    387,386               76,692
     Impaired loans with no allowance calculated under SFAS 114             1,627,868              332,505


                                                              For the year ended December 31,
                                                                  1996           1995
                                                               ----------     ----------
          Average impaired loans                               $3,436,870     $1,102,871
          Interest income recognized on impaired loans            415,861        123,522

     As of December 31, 1996 and December 31, 1995, there were no commitments to lend additional funds for loans considered impaired.


6.   Premises and Equipment:

     Premises and equipment at December 31, 1996 and 1995 are summarized as follows:

                                               Estimated Useful
                                                    Lives              1996           1995
                                                --------------     -----------    -----------
          Buildings                              5 - 30 years       $2,203,262     $1,397,245
          Furniture, fixtures and computers      3 - 10 years        2,795,616      2,148,112
          Automobiles                            3 - 5 years           375,361        264,709
          Leasehold improvements                 3 - 5 years           100,470         93,840
                                                                   -----------    -----------
                                                                     5,474,709      3,903,906

          Less accumulated depreciation                             (1,920,545)    (1,346,747)

          Land                                                         416,029        218,529
                                                                   -----------    -----------
          Net premises and equipment                                $3,970,193     $2,775,688
                                                                   ===========    ===========

7.   Deposits:

     At December 31, 1996 and 1995, the scheduled maturities of time deposits of less than $100,000 are as follows:

                                                      1996          1995
                                                  -----------   -----------
            Three months or less                  $18,379,000   $12,701,000
            Over three months through 12 months    36,698,000    28,142,000
            Over one year                           8,086,000     9,487,000
                                                    ---------     ---------
                                                  $63,163,000   $50,330,000
                                                  ===========   ===========

     At December 31, 1996 and 1995, the scheduled maturities of time deposits of $100,000 or more are as follows:

                                                       1996          1995
                                                   -----------   -----------
            Three months or less                    $8,626,000    $6,680,000
            Over three months through 12 months     11,531,000     7,189,000
            Over one year                              119,000     1,604,000
                                                   -----------   -----------
                                                   $20,276,000   $15,473,000
                                                   ===========   ===========

8.   Shareholders' Equity:

     During the year ended December 31, 1996, 2,239,218 shares of the Company's common stock were sold in a public offering for a total consideration, net of expenses, of $7,394,293. During the year ended December 31, 1995, 459,500 shares of the Company's common stock were sold in a private offering for a total consideration, net of expenses, of $1,197,182. During the year ended December 31, 1994, 767,342 shares of the Company's common stock were sold in private placements for a total consideration, net of expenses, of $2,314,772.


9.   Stock Options and Warrants:

     The Company has three stock-based compensation plans, which are described below. The Company applies accounting Principles Board Opinion 25 ("APB 25") and related Interpretations in acounting for its stock-based compensation plans. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its stock-based compensation plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

     The Company has adopted three stock option plans, the 1988 Incentive Stock Option Plan and the 1995 Incentive Stock Option Plan, and the Directors Stock Option Plan (collectively, the "Stock Option Plans"). Under each Stock Option Plan, the Company is authorized to issue up to 100,000 shares of Common Stock pursuant to stock options to selected employees and directors. The Company is authorized under the Stock Option Plans to grant stock options as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) to employees and nonstatutory stock options to directors.

     The Stock Option Plans provide that the exercise price of any stock option may not be less than the fair market value of the Common Stock on the date of the grant. Options granted in 1995 have contractual terms of 5 years and options granted in 1996 have contractual terms of 10 years. The 1995 options are 100% vested as of the date of the grant. Of the 1996 options, 15,000 are 100% vested as of the date of grant and 25,000 are 100% vested at the first anniversary of the date of grant. The Company granted 39,769 options in 1995 and 40,000 in 1996. In accordance with APB 25, the Company has not recognized any compensation cost for the Stock Options granted in 1995 and 1996.

     A summary of the status of the Company's stock options as of December 31, 1996, 1995, and 1994 and the changes during the yaer ended on that date is presented below:

                                  1996                 1995                    1994
                                  ----                 ----                    ----
                          Number of  Weighted   Number of  Weighted    Number of  Weighted
                           Shares    Average     Shares    Average      Shares    Average
                         Underlying Exercise   Underlying Excercise   Underlying  Exercise
                          Options    Prices      Options   Prices       Options   Prices
                          -------    ------      -------   ------       -------   ------
Outstanding at
  begining of the year     55,216     $4.36       31,713    $5.27       26,713    $ .53
Granted                    40,000     $3.59       39,769    $3.13       10,000    $4.68
Exercised                   7,924     $2.99       16,266    $3.13         --        --
Forfeited                    --         --          --        --          --        --
Expired                      --         --          --        --         5,000    $4.45
Outstanding at
  end of year              87,292     $4.13       55,216    $4.36       31,713    $5.27
Exercisable at
  end of year              62,292     $4.28       55,216    $4.36       31,713    $5.27
Weighted-average
Fair Value of options          $1.15                  $1.79                   N/A
granted during the
year



     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996 and 1995, respectively: dividend yield of 0.00% for both years; expected volatility of 48.85% for both years; risk-free interest rates are from 5.37% to 7.76% and the expected lives of the options are 5 years for 1996 grants and 2.5 years for 1996 grants and 2.5 years for 1995 grants.

     The following table summarizes information about stock options outstanding at December 31, 1996:

                               Options Outstanding                     Options Exercisable
                               -------------------                     -------------------
                                   Weighted
                                    Average
                                   Remaining       Weighted                          Weighted
   Range of            Number     Contractual      Average          Number            Average
Excercise Prices    Outstanding      Life      Excercise Price   Excercisable     Excercise Price
----------------    -----------      ----      ---------------   ------------     ---------------
$2.34 to $5.00        74,095         5.62           $3.72           46,095            $3.70
$5.01 to $7.22        13,197         0.74           $6.42           13,197            $6.42
-------------------------------------------------------------------------------------------------
$2.34 to $7.22        87,292         4.88           $4.13           62,291            $4.28


     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income per common share for 1996 and 1995 would approximate the pro forma amounts below:

                                         1996                       1995
                                         ----                       ----
                              As Reported    Pro Forma   As Reported  Pro Forma
                              -----------    ---------   -----------  ---------
SFAS 123 Charge                      --        $59,189          --      $45,713
APB 25 Charge                        --            --           --          --
Net Income                    $1,697,987    $1,642,519     $886,886    $856,593
Net Income Per Common Share        $0.32         $0.30        $0.27       $0.26

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS does not apply to awards prior to 1995.


10. Financial Instruments With Off-Balance-Sheet Risk and Concentration of Credit Risk:

     The Bank is party to financial instruments with off-balance-sheet risk, entered into in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

10. Financial Instruments With Off-Balance-Sheet Risk and Concentrations of Credit Risk, continued:

     The Bank's exposure to credit loss in the event of nonperformance by counterparties to loan commitments and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as are used in underwriting on-balance sheet instruments.

     The total amounts of financial instruments with off-balance sheet risk at December 31, 1996 and 1995 are as follows:


                                                           December 31,
                                                   -------------------------
                                                      1996          1995
                                                      ----          ----

                    Unfunded loan commitments      $3,721,000    $3,289,000
                    Letters of credit                 255,000       409,000

     Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Loans are made in accordance with formal written loan policies. The Bank evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's evaluation of the counterparty. Collateral held varies, but may include cash, accounts receivable, inventory, property, equipment and real estate.

     The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank had certificates of deposit, or other deposit accounts, in the amount of $220,500 and $230,500 at December 31, 1996 and 1995, respectively, as collateral supporting those letter of credit commitments for which collateral is deemed necessary.

     The Bank sold $16,772,000,  $18,490,000, and $7,265,000 in federal funds at
     December 31, 1996, 1995 and 1994, respectively. These funds represent uncollateralized loans made by the Bank, in varying amounts, to commercial banks with whom the Bank has correspondent relationships. The Bank maintains deposits with other financial institutions in amounts which exceed FDIC insurance coverage. The Bank has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

     The Bank has geographic concentrations of credit in its principal trade areas of Angelina, Cherokee, Ellis, Grayson, Houston, Tarrant and Tyler Counties, Texas. Additionally, the Bank has a significant concentration of credit, based upon like collateral, in its insurance premium finance portfolio. Insurance premium finance comprises approximately $39,169,000 or 37% and $22,409,000 or 33% of consolidated total loans as of December 31, 1996 and 1995, respectively.


11.  Related Party Transactions:

     In the ordinary course of business, loans have been granted to directors, executive officers and employees. Loans to these related parties total approximately $398,000, and $428,000 as of December 31, 1996 and 1995, respectively.

12.  Net Income Per Common Share:

     Net income per common share for the year ended December 31, 1996, 1995, and 1994 was based upon 5,389,366, 3,279,448, and 2,393,841 weighted average shares of common stock outstanding, respectively. The effects of the exercise of stock options and warrants are not material and have not been considered in the calculation of income per common share.

13.  Employee Benefit Plan:

     Effective October 1, 1993 the Company adopted the Surety Bank 401(k) Plan (the "Plan"). All full-time employees are eligible for participation. Under the terms of the Plan, eligible employees are allowed to contribute up to 10% of their gross pay. The Company contributes amounts equal to a maximum of 2.5% of the employee's gross wages, subject to statutory limits. The expense and employer contribution for the Plan for the years ended December 31, 1996, 1995 and 1994 was $85,886, $88,982, and $58,745, respectively.


14.  Federal Income Tax:

     The components of the net deferred asset/(liability) recognized at December 31, 1996 and 1995 are as follows:

                                            December 31,      December 31,
                                                1996              1995
                                            ------------      ------------

Deferred tax liability:
  Depreciation and amortization               $(463,817)        $(299,557)
  Securities                                     (1,011)          (34,286)
  Deferred loan costs                           (63,050)          (46,819)
  Other                                            (830)          (52,750)
  Net unrealized gain on
    available-for-sale investment securities                      (73,091)
                                              ----------        ----------
                                               (528,708)         (506,503)

Deferred tax asset:
  Net unrealized loss on
    available-for-sale investment securities      8,056
  Tax net operating losses                       35,326            40,373
  Depreciation                                   24,878            31,620
  Allowance for credit losses                   194,274           145,080
  Securities                                     59,409            50,088
  Other                                          27,183            27,397
  Other real estate losses                       61,155
                                              ----------        ----------
                                                410,281           294,558
                                              ----------        ----------
         Net deferred tax asset/(liability)   $(118,427)        $(211,945)
                                              ==========        ==========



     The Company's effective tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

                                                 December 31,
                                       --------------------------------
                                         1996        1995        1994
                                         ----        ----        ----
        U.S. statutory rate              34.0%       34.0%       34.0%
        Other                              .9         1.7
        Goodwill                          4.4         4.2
        Valuation allowance                                     (33.0)
        Tax-exempt interest              (3.7)       (6.2)       (1.1)
                                        ------      ------      ------

        Effective tax rate               35.6%       33.7%       (.1)%
                                         ====        ====        ===

     As of December 31, 1996, the Company has a net operating loss carryforward of approximately $104,000 for income tax reporting purposes which expires, if not used, in 2002 through 2004. The utilization of this net operating loss carryforward is limited by Section 382 of the Internal Revenue Code to approximately $15,000 annually until its expiration.

     The comprehensive provision for federal income taxes for the years ended December 31, 1996, 1995 and 1994 consists of the following:

                                                                                         December 31,
                                                                        ---------------------------------------------
                                                                           1996             1995             1994
                                                                           ----             ----             ----
                 Current:
                    Federal                                               $916,674         $247,359          $18,430
                    State                                                   33,826           15,648           18,267
                                                                        -----------      -----------      -----------
                                                                           950,500          263,007           36,697
                                                                        -----------      -----------      -----------

                 Deferred:
                    Federal                                                (12,372)         187,924          (19,009)
                    State
                                                                        -----------      -----------      -----------
                                                                           (12,372)         187,924          (19,009)
                                                                        -----------      -----------      -----------

                 Provision for tax expense charged to results
                    of operations                                          938,128          450,931           17,688
                 Tax expense charged to goodwill                                             86,706
                 Tax on unrealized gain on available-for-sale
                    securities                                             (81,147)          73,092
                                                                        -----------      -----------      -----------

                 Comprehensive provision for federal income taxes         $856,981         $610,729          $17,688
                                                                        ===========      ===========      ===========


15.  Other Noninterest Income and Expense:

     Other noninterest income for the years ended December 31, 1996, 1995 and 1994 was composed of the following:

                                                                1996         1995        1994
                                                            ------------ ----------- -----------
                     Noninterest Income:
                       Nonsufficient fund charges            $ 460,156     $291,954    $263,315
                       Late fee charges                        681,644      501,960     426,476
                       Service charges                         372,756      220,086     163,336
                       Collection fees                         135,533      115,478      96,162
                       Credit life insurance                    57,509       75,435      44,402
                       Secured credit card annual fee            4,447        6,561      15,905
                       Other                                   165,409      207,593     150,411
                                                           ------------ ----------- -----------

                         Total                              $1,877,454   $1,419,067  $1,160,007
                                                            ============ =========== ===========


     Other noninterest expense for the years ended December 31, 1996, 1995 and 1994 was composed of the following:

                                                1996        1995        1994
                                             ----------- ----------- -----------

     General and administrative expense:
       Professional fees                       $467,662    $416,006    $315,434
       Office supplies                          386,114     253,542     201,028
       Travel and entertainment                  96,577      68,987      60,162
       Telephone                                283,564     166,858     128,407
       Advertising                              174,335     104,499      54,683
       Postage                                  299,388     230,807     133,887
       Amortization of intangibles              359,717     184,332      51,201
       Dues and subscriptions                    70,559      49,331      54,609
       Insurance                                167,245     130,335      97,473
       Credit cards                               7,472      19,868      59,573
       Bank service charge                      110,881      57,196      25,808
       FDIC assessment                            3,553     123,310     133,112
       Credit reports                            22,850      40,105      17,714
       Other                                    195,670     202,972     257,723
                                             ----------- ----------- -----------
                                             $2,645,587  $2,048,148  $1,590,814
                                             ==========  ==========  ==========


16.  Commitments and Contingencies:

     As of December 31, 1996 the Company leased its office space in Hurst, Texas under a noncancellable operating lease. The lease expires December 31, 1999. Future minimum lease payments are as follows:


                For the years ending:
                    ----------
                      1997                $138,865
                      1998                 131,068
                      1999                 136,696
                                          --------
                      Total               $406,629
                                          ========


     Rent expense was $161,862 for the year ended December 31, 1996, $94,713 for the year ended December 31, 1995 and $83,062 for the year ended December 31, 1994.

     The Company has entered into change in control agreements with certain of its executive officers. The change in control agreements provide for the payment under certain circumstances of benefits to these executive officers in the event of a change in control of the Company followed by the termination of employment of the officers.

     A "change in control" is deemed to have occurred if (i) any person becomes the beneficial owner, directly or indirectly, of twenty percent (20%) or more of the Common Stock of the Company, or (ii) during any period of two
     (2) consecutive years during the term of the change in control agreements, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least 66 2/3% of the directors then in office who were directors at the beginning of the period.

     Under the change in control agreements, officers who, during the period commencing on the effective date of a change of control and ending two (2) years thereafter, are terminated by the Company for any reason other than for cause or who terminate their employment with the Company with good reason are entitled to receive a change in control payment at the time of such termination. The change in control payment payable under the change in control agreements may, at the election of the officers, be either in the form of a lump sum cash payment or in the form of Common Stock of the Company.

     The amount of the lump sum cash payment is equal to each officer's annual base salary rate (but excluding all other compensation, such as bonuses and fringe benefits) in effect immediately before the effective date of the change in control, multiplied by three (3). The stock payment consists of shares of Common Stock of the Company in an amount equal to the result obtained by dividing the cash payment the officer would otherwise be entitled to receive by the market value of the Common Stock on the effective date of the change in control.

     The change in control agreements continue in effect through September 1, 1997. On each successive September 1, the terms of the change in control agreements will be automatically extended for one (1) additional year, unless not later than by December 31 of the preceding year the Company shall have given notice to the officers that it does not wish to extend such change in control agreements.

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

     The claimant in the Anchorage Case is the Tennessee Commissioner of Commerce and Insurance ("Tennessee"), appointed by the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, to liquidate Anchorage Fire and Casualty Insurance Company ("Anchorage"), including Anchorage deposits at the Bank. Tennessee seeks to recover compensatory and punitive damages on various alleged causes of action, including violation of orders issued by a Tennessee court, fraudulent and preferential transfers, common law conversion, fraud, negligence, and bad faith, all of which are based on the same underlying facts and course of conduct. The plaintiff in the MacGregor Case, United Shortline Inc. Assurance Services, N.A. ("Shortline"), is the holder of a Florida judgment against MacGregor General Insurance Company, Ltd. ("MacGregor") who seeks to recover funds allegedly belonging to MacGregor which were held by the Bank.

     Both cases arise out of the Bank's alleged exercise of control over funds, representing the Bank's collateral, held in accounts at the Bank under agreements with Anchorage and MacGregor. The Bank asserts that it had a right to exercise control over its collateral under contractual agreements between the Bank and the respective insurance companies or the Bank and the policy holders, and also in order to protect the Bank against the possibility of inconsistent orders regarding the same funds. Tennessee also seeks to recover funds allegedly transferred in and out of the Anchorage/MacGregor accounts at the Bank during an approximate four month period in 1993.

     When the MacGregor case was initially filed, Shortline sought a restraining order against the Bank concerning the MacGregor funds. When the Bank received notice of competing claims to some or all of these funds by Tennessee, the Bank intervened and interpled approximately $600,000 into the court's registry. Shortline now seeks, inter alia, damages against the Bank from an alleged wrongful offset wherein the Bank allegedly exercised control over the MacGregor funds at the Bank pursuant to agreements with MacGregor. The Bank moved for and obtained a summary judgment that its intervention and interpleader of funds was proper. Shortline also sought and obtained a summary judgment from the trial court that the funds interpled by the Bank into the court's registry belonged to Shortline. Tennessee appealed the summary judgment to the Fort Worth Court of Appeals. The Fort Worth Court of Appeals affirmed the trial court's ruling that the Bank's intervention and interpleader was proper but reversed the trial court's ruling that the funds in the court belonged to Shortline.
     Currently, Shortline and Tennessee have made application to the Texas Supreme Court to allow an appeal of the ruling from the Fort Worth Court of Appeals.

     In the Anchorage case, Tennessee claims that the Bank allegedly transferred funds in and out of the Anchorage accounts after allegedly receiving notice of court orders prohibiting such transfers. Discovery in this case is in the initial stages and the damages sought by Tennessee are not yet certain.

     The Bank believes both of these cases lack merit and intends to defend them vigorously. The outcome of both of these cases is uncertain at this time.


17.  Regulatory Matters:

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined) to average total consolidated assets (as defined in the regulations) also known as the leverage ratio. Management believes, as of December 31, 1996, that the Bank has met all capital adequacy requirements to which it is subject.

     As of September 30, 1996, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Bank's actual capital amounts and ratios are presented in the table for the years ended December 31, 1996 and 1995.

                                                                       Minimum         Well-
                                                                       Capital      Capitalized
                                              December 31,             Ratios         Ratios
                                       --------------------------    ------------------------------
                                           1996           1995
                                           ----           ----
        Tier I risk-based capital     $12,013,000     $7,964,000
        Tier II risk-based capital      1,285,000        703,000
         Total capital                 13,298,000      8,667,000
        Risk-weighted assets          108,208,000     73,983,000
        Capital ratios:
          Tier I risk-based capital         11.10%         10.76%       4.00%           6.00%
          Tier II risk-based capital        12.29          11.72        8.00           10.00
          Leverage ratio                     7.02           6.88        4.00            5.00



17.  Fair Value of Financial Instruments:

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

                                           At December 31, 1996           At December 31, 1995
                                           --------------------           --------------------
                                         Carrying         Estimated    Carrying        Estimated
                                          Amount          Fair Value    Amount         Fair Value
                                          ------          ----------    ------         ----------
                                               (in Thousands)               (in Thousands)
Financial Assets:
 Cash and interest bearing liabilities    $  6,094          $6,094       $5,773           $5,773
 Federal funds sold                         16,772          16,772       18,490           18,490
 Available-for-sale securities              16,221          16,221       10,128           10,128
 Held-to-maturity securities                22,561          22,763       13,781           14,078
 Loans receivable                          101,867         101,298       66,399           66,499
 Accrued interest receivable                 1,083           1,083          781              781

Financial Liabilities:
 Noninterest bearing deposits               23,879          23,879       13,183           13,183
 Interest bearing deposits                 131,811         131,845       96,416           96,444
 Other short-term borrowings                                                375              375
 Accrued interest payable                    1,518           1,518          520              520

 Off-balance sheet instruments               2,550           2,550        3,698            3,698


19.  Parent Company Financial Information:



                          Condensed Parent Company Only
                             Statements of Condition
                        as of December 31, 1996 and 1995

                                                                        December 31,          December 31,
                                                                            1996                  1995
                                                                       -------------          ------------
        Assets:
           Cash                                                          $   756,813           $    59,525
           Receivable from subsidiary                                        103,760                67,998
           Investment in subsidiary, at equity                            18,318,004            10,493,698
           Other assets                                                       51,975               107,057
                                                                         -----------           -----------

                 Total assets                                            $19,230,552           $10,728,278
                                                                         ===========           ===========

        Liabilities:
           Note payable                                                            -           $   375,000
           Accrued liabilities                                                     -                58,806
                                                                         -----------           -----------
              Total liabilities                                                    -               433,806
                                                                         -----------           -----------
        Shareholders' equity:
           Common stock                                                  $    57,637           $    35,166
           Additional paid-in capital                                     16,752,003             9,356,469
           Retained earnings                                               2,509,771               811,784
           Treasury stock                                                    (74,539)              (50,830)
           Unrealized (loss) gain on available-for-sale securities           (14,320)              141,883
                                                                         -----------           -----------

              Total shareholders' equity                                  19,230,552            10,294,472
                                                                         -----------           -----------

                 Total liabilities and  shareholders' equity             $19,230,552           $10,728,278
                                                                         ===========           ===========

                          Condensed Parent Company Only
                              Statements of Income
              for the years ended December 31, 1996, 1995 and 1994

                                                                              December 31,
                                                          ----------------------------------------------------
                                                               1996               1995               1994
                                                          ---------------    --------------    ---------------
Interest income                                                  $40,045            $7,395            $24,685

Interest expense                                                   6,612           122,579             11,075
                                                          ---------------    --------------    ---------------

   Net interest income (expense) before
      provision for credit loss                                   33,433          (115,184)            13,610

Recovery on credit loss                                                                                 3,101
                                                          ---------------    --------------    ---------------

   Net interest income/(expense)                                  33,433          (115,184)            16,711

Noninterest expense                                             (169,610)         (230,252)          (207,473)

Equity in net income of subsidiary                             1,788,489         1,140,603            390,797
                                                          ---------------    --------------    ---------------

      Net income before income taxes                           1,652,312           795,167            200,035

Income tax (benefit) expense:
   Current                                                       (45,675)         (120,612)          (242,493)
   Deferred                                                                         28,893            (30,232)
                                                          ---------------    --------------    ---------------

      Net income                                            $  1,697,987      $    886,886         $  472,760
                                                          ===============    ==============    ===============


                          Condensed Parent Company Only
                            Statements of Cash Flows
              for the years ended December 31, 1996, 1995 and 1994

                                                                             December 31,
                                                             -----------------------------------------
                                                                 1996           1995           1994
                                                             -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                                 $ 1,697,987    $   886,886    $   472,760
  Adjustments to reconcile net income to
    Net cash used in operating activities:
    Net increase in receivable from subsidiary                   (35,762)       174,495       (242,493)
    Equity in net income of subsidiary                        (1,810,509)    (1,137,764)      (393,636)
    Net decrease (increase) in deferred tax asset                                30,232        (30,232)
    Net (decrease) increase in other assets                       55,082        (86,057)       (21,000)
    Net (decrease) increase in accrued liabilities               (58,806)        44,892         13,914
                                                             -----------    -----------    -----------

       Net cash used in operating activities                    (209,814)       (87,316)      (200,687)
                                                             -----------    -----------    -----------

Cash flows from investing activities:
  Proceeds from the maturity of interest                                                       450,000
  Investment of subsidiary                                    (6,170,000)                   (5,000,000)
                                                             -----------    -----------    -----------

       Net cash used in investing activities                  (6,170,000)                   (4,550,000)
                                                             -----------    -----------    -----------

Cash flows from financing activities:
  Sale of common stock                                         7,394,293      1,197,182      2,314,772
  Short-term debt                                                                            1,750,000
  Exercise of stock options                                       23,712         50,831
  Payments on borrowings                                        (375,000)    (1,375,000)
  Purchase of treasury stock                                     (23,709)       (50,830)
                                                             -----------    -----------    -----------

       Net cash provided by (used in) financing activities     7,077,102       (177,817)     4,064,772

Net increase (decrease) in cash and cash equivalents             697,288       (265,133)      (685,915)

Beginning cash and cash equivalents                               59,525        324,658      1,010,573
                                                             -----------    -----------    -----------

Ending cash and cash equivalents                             $   756,813    $    59,525    $   324,658
                                                             ===========    ===========    ===========


                                INDEX TO EXHIBITS


Exhibit
Number                           Exhibit
-------------------------------------------------------------------------------


10.13 Executive Deferred Compensation Agreement and related Adoption Agreement with Designation of Beneficiaries entered into between Surety Capital Corporation and B. J. Curley, dated January 21, 1997


10.14 Letter Agreement between Surety Capital Corporation and B. J. Curley regarding provision by Surety Capital Corporation of term life insurance coverage, dated January 21, 1997


10.15 Surety Capital Corporation Amended and Restated Stock Option Plan for Directors, and Form of Stock Option Agreement


21    Subsidiaries of the Registrant


23    Consent of Coopers & Lybrand L.L.P.


24    Special Power of Attorney


27    Financial Data Schedule