Form 10-Q
period 1997-03-31
SURETY CAPITAL CORP /DE/
filed 1997-04-28
CIK 784932

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

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

Yes  [x]      No  [ ]


Common stock outstanding on April 25, 1997, 5,751,882 shares

                           SURETY CAPITAL CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1. Financial Statements

        Consolidated Balance Sheets at March 31, 1997 (unaudited) and
           December 31, 1996                                                 3

        Consolidated Statements of Income for the Three Months Ended
           March 31, 1997 and 1996 (unaudited)                               4

        Consolidated Statements of Shareholders' Equity for the Three
           Months Ended March 31, 1997 and for the Years Ended December
           31, 1996 and 1995 (unaudited)                                     5

        Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 1997 and 1996 (unaudited)                         6

        Notes to Consolidated Financial Statements                           8

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        10

PART II.  -  OTHER INFORMATION
------------------------------

Item 1. Legal Proceedings                                                   16

Item 2. Changes in Securities                                               16

Item 3. Defaults Upon Senior Securities                                     17

Item 4. Submission of Matters to a Vote of Security Holders                 17

Item 5. Other Information                                                   17

Item 6. Exhibits and Reports on Form 8-K                                    17

                           SURETY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996
                                   (unaudited)

                                                                               March 31,      December 31,
                                                                                 1997             1996
                                                                            -------------    -------------
Assets:
      Cash and due from banks                                               $   7,348,718    $   6,094,457
      Federal funds sold                                                        9,186,000       16,772,000
      Interest bearing deposits in financial institutions                         190,361          285,842
      Investment securities:
           Available-for-sale                                                  18,333,372       16,221,273
           Held-to-maturity                                                    21,394,594       22,561,270
                                                                            -------------    -------------
                Total investment securities                                    39,727,966       38,782,543

      Loans                                                                   113,766,109      105,696,491
      Less:  Unearned interest                                                 (2,628,783)      (2,544,803)
             Allowance for credit losses                                       (1,309,983)      (1,284,774)
                                                                            -------------    -------------
      Net loans                                                               109,827,343      101,866,914

      Premises and equipment, net                                               3,895,853        3,970,193
      Accrued interest receivable                                                 973,560        1,083,336
      Other real estate and repossessed assets                                    628,920          738,198
      Other assets                                                                798,889          607,214
      Excess of cost over fair value of net assets acquired, net of accumulated amortization of $836,097 and $719,288 at
        March 31, 1997 and December 31, 1996, respectively                      6,263,759        6,238,613
                                                                            -------------    -------------
            Total assets                                                    $ 178,841,369    $ 176,439,310
                                                                            =============    =============

Liabilities and shareholders' equity:
      Demand deposits                                                       $  22,387,181    $  23,878,744
      Savings, NOW and money markets                                           48,909,520       48,372,642
      Time deposits, $100,000 and over                                         21,128,716       20,276,235
      Other time deposits                                                      65,558,834       63,162,720
                                                                            -------------    -------------
            Total deposits                                                    157,984,251      155,690,341

      Accrued interest payable and other liabilities                            1,219,930        1,518,417
                                                                            -------------    -------------
            Total liabilities                                                 159,204,181      157,208,758
                                                                            -------------    -------------

Shareholders' equity:
       Preferred stock, $.01 par value, 20,000,000 shares  authorized,
          none issued at March 31, 1997 and December 31, 1996                        --               --
      Common stock, $.01 par value, 20,000,000 shares authorized,
        5,786,171 and 5,763,737 shares issued at March 31, 1997 and
        December 31, 1996, respectively, and 5,751,882 and 5,748,119
        outstanding at March 31, 1997 and December 31, 1996, respectively          57,862           57,637
      Additional paid-in capital                                               16,850,067       16,752,003
      Retained earnings                                                         3,009,595        2,509,771
      Treasury stock, 34,289 shares at March 31, 1997 and 15,618 shares
            at December 31, 1996 carried at cost                                 (172,828)         (74,539)
      Unrealized loss on available-for-sale securities, net of tax               (107,508)         (14,320)
                                                                            -------------    -------------
            Total shareholders' equity                                         19,637,188       19,230,552
                                                                            -------------    -------------
            Total liabilities and shareholders' equity                      $ 178,841,369    $ 176,439,310
                                                                            =============    =============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               for the three months ended March 31, 1997 and 1996
                                   (unaudited)

                                                          Three Months Ended
                                                       March 31,       March 31,
                                                         1997            1996
                                                      ----------      ----------

Interest income:
  Commercial and real estate loans                    $1,728,838      $1,093,805
  Consumer loans                                         334,726         333,669
  Insurance premium financing                          1,133,770         680,901
  Federal funds sold                                     194,670         342,506
  Investment securities:
    Taxable                                              542,050         404,255
    Tax-exempt                                            79,801          76,508
  Interest bearing deposits                                5,611          19,004
                                                      ----------      ----------

      Total interest income                            4,019,466       2,950,648
                                                      ----------      ----------

Interest expense:
  Savings, NOW and money market                          302,560         244,542
  Time deposits, $100,000 and over                       270,827         270,330
  Other time deposits                                    826,848         699,152
  Other interest expense                                    --             6,612
                                                      ----------      ----------

      Total interest expense                           1,400,235       1,220,636
                                                      ----------      ----------

        Net interest income before
          provision for credit losses                  2,619,231       1,730,012
                                                      ----------      ----------

Provision for credit losses                               75,000          30,000
                                                      ----------      ----------

      Net interest income                              2,544,231       1,700,012
                                                      ----------      ----------

Noninterest income                                       566,348         397,269
                                                      ----------      ----------

Noninterest expense:
  Salaries and employee benefits                       1,192,833         901,179
  Occupancy and equipment                                357,955         265,848
  General and administrative                             764,669         566,818
                                                      ----------      ----------

      Total noninterest expense                        2,315,457       1,733,845
                                                      ----------      ----------

        Income before income taxes                       795,122         363,436

Income tax expenses:
  Current                                                295,298         119,526
                                                      ----------      ----------
      Net income                                      $  499,824      $  243,910
                                                      ==========      ==========

Net income per share of common stock                  $     0.09      $     0.06
                                                      ==========      ==========

Weighted average shares outstanding                    5,749,858       4,319,721
                                                      ==========      ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  for the three months ended March 31, 1997 and
                 for the years ended December 31, 1996 and 1995
                                   (unaudited)

                                                                                                    Unrealized
                                                                                                      Gain/
                                     Common Stock                                                   (Loss) on
                                 ---------------------   Additional    Retained                     Available-
                                               Par        Paid-in      Earnings/      Treasury       for-Sale         Total
                                   Shares     Value       Capital      (Deficit)        Stock       Securities       Equity
                                 ----------  --------   -----------   ----------     -----------   ------------   -----------
Balance at December 31, 1994      3,040,829   $30,408    $8,113,214    $(75,102)                      $(2,839)     $8,065,681
                                 ----------  --------   -----------   ----------     -----------   ------------   -----------

Sale of Common Stock                459,500     4,595     1,192,587                                                 1,197,182

Purchase of Treasury Stock                                                             $(50,830)                      (50,830)
   (10,166 shares)
Net Income                                                              886,886                                       886,886

Exercise of stock options            16,266       163        50,668                                                    50,831

Change in unrealized
  gain/(losses) on
  available-for-sale
  securities, net of
  tax, $74,544                                                                                        144,722         144,722
                                 ----------  --------   -----------   ----------     -----------   ------------   -----------

 Balance at December 31, 1995     3,516,595    35,166     9,356,469     811,784         (50,830)      141,883      10,294,472
                                 ----------  --------   -----------   ----------     -----------   ------------   -----------

Sale of Common Stock              2,239,218    22,392     7,371,901                                                 7,394,293

Purchase of Treasury Stock                                                              (23,709)                      (23,709)
    (5,452 shares)
Net Income                                                            1,697,987                                     1,697,987

Exercise of stock options             7,924        79        23,633                                                    23,712

Change in unrealized
  gain/(losses) on
  available-for-sale
  securities, net of
  tax, $(81,147)                                                                                     (156,203)       (156,203)
                                 ----------  --------   -----------   ----------     -----------   ------------   -----------

Balance at December 31, 1996      5,763,737    57,637    16,752,003   2,509,771         (74,539)      (14,320)     19,230,552
                                 ----------  --------   -----------   ----------     -----------   ------------   -----------

Purchase of Treasury Stock                                                              (98,289)                      (98,289)
    (18,671 shares)
Net Income                                                              499,824                                       499,824

Exercise of stock options            22,434       225        98,064                                                    98,289

Change in unrealized
  gain/(losses) on
  available-for-sale
  securities, net of
  tax, $(52,419)                                                                                      (93,188)        (93,188)
                                 ----------  --------   -----------   ----------     -----------   ------------   -----------

Balance at March 31, 1997         5,786,171   $57,862   $16,850,067  $3,009,595       $(172,828)    $(107,508)    $19,637,188
                                 ==========  ========   ===========  ===========     ===========   ============   ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1997 and 1996
                                   (unaudited)

                                                                                     March 31,
                                                                            -----------------------------
                                                                                 1997            1996
                                                                            -------------   -------------
Cash flows from operating activities:
   Net income                                                               $    499,824    $    243,910
   Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:
           Provision for credit losses                                            75,000          30,000
           Provision for depreciation                                            185,653         132,125
           Amortization of intangible assets                                     116,809          48,741
           Gain on sale of available-for-sale securities                          (4,312)
           Gain on sale or disposal  of assets                                    12,080
           Net increase in unearned interest on loans                             83,980         154,154
           Net increase in other assets                                         (105,167)       (584,397)
           Net decrease in accrued interest payable and other liabilities       (246,068)       (131,861)
                                                                            ------------    ------------

                    Net cash provided by (used in) operating activities          617,799        (107,328)
                                                                            ------------    ------------

Cash flows from investing activities:
   Net increase in loans                                                      (6,064,512)       (633,284)
   Payments received on purchased medical claims receivables                   4,153,841       4,086,207
   Purchases of medical claims receivables                                    (6,368,211)     (3,593,814)
   Purchases of available-for-sale securities                                 (5,970,938)     (4,702,650)
   Proceeds from sales of available-for-sale securities                        2,745,774
   Proceeds from maturities of available-for-sale securities                     971,770       3,850,040
   Purchases of held-to-maturity securities                                                   (1,992,500)
   Proceeds from maturities of held-to-maturity securities                     1,166,676       6,015,000
   Proceeds from maturities of interest bearing deposits in financial
       institutions                                                               95,481         563,821
   Purchases of bank premises and equipment                                     (111,313)        (48,265)
   Proceeds from sale of other real estate and repossessed assets                137,984
   Net cash acquired through acquisition                                                       4,020,574
                                                                            ------------    ------------

            Net cash (used in) provided by investing activities               (9,243,448)      7,565,129
                                                                            ------------    ------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                         2,293,910      (2,154,165)
   Principal payments on notes payable                                                          (375,000)
   Purchase of treasury stock                                                    (98,289)         (6,129)
   Exercise of stock options                                                      98,289           6,129
   Proceeds from the sale of stock                                                             7,792,691
                                                                            ------------    ------------

            Net cash provided by financing activities                          2,293,910       5,263,526
                                                                            ------------    ------------

Net (decrease) increase in cash and cash equivalents                          (6,331,739)     12,721,327

Beginning cash and cash equivalents                                           22,866,457      23,217,018
                                                                            ------------    ------------

Ending cash and cash equivalents                                            $ 16,534,718    $ 35,938,345
                                                                            ============    ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the three months ended March 31, 1997 and 1996
                                   (unaudited)


                                                                                        March 31,
                                                                           ------------------------------------
                                                                                1997                1996
                                                                           ----------------    ----------------
Supplemental schedule of noncash investing and financing activites:
   Transfers of repossessed collateral to other assets                        $  226,562
   Additions to loans to facilitate the sale of other real estate and
      other assets                                                                67,089
   Adjustments to other assets subsequent to acquisition                         141,955

   Net cash acquired through acquisitions:
      Interest bearing deposits in financial institutions                                              274,242
      Investment securities                                                                         21,214,629
      Net loans                                                                                     18,476,948
      Premises and equipment, net                                                                    1,270,401
      Other assets                                                                                     896,832
      Excess of cost over fair value of net assets acquired                                          3,738,208
      Deposits                                                                                     (49,237,113)
      Other liabilities                                                                               (654,721)
                                                                                               ----------------

Net cash acquired through acquisitions                                                           $  (4,020,574)
                                                                                               ================

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   Basis of Presentation:

     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for the indicated periods have been included. The results of operations for such interim period are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.


2.   Loans, net:

     At March 31, 1997 and December 31, 1996, the loan portfolio was composed of the following:

                                               March 31,       December 31,
                                                 1997              1996
                                            -------------     -------------
          Insurance premium financing       $  45,696,751     $  39,168,604
          Installment loans                    11,883,880        12,631,520
          Commercial loans                     23,475,695        22,745,139
          Real estate loans                    24,291,985        24,774,167
          Medical claims receivable             8,417,798         6,377,061
                                            -------------     -------------

          Total gross loans                   113,766,109       105,696,491

          Unearned interest                    (2,628,783)       (2,544,803)
          Allowance for credit losses          (1,309,983)       (1,284,774)
                                            -------------     -------------

          Loans, net                        $ 109,827,343     $ 101,866,914
                                            =============     =============


     Activity in the allowance for credit losses is as follows:

                                                Three Months     Three Months
                                                    Ended            Ended
                                               March 31, 1997   March 31, 1996
                                               --------------   --------------

              Beginning Balance                  $ 1,284,774      $   702,927
              Provision for credit losses             75,000           30,000
              Bank acquisition                                        614,700
              Loans charged off, net of
                 recoveries                          (49,791)         (45,135)
                                                 -----------      -----------
              Ending balance                     $ 1,309,983      $ 1,302,492
                                                 ===========      ===========

     Loans on which the accrual of interest has been discontinued amounted to approximately $107,000 and $144,000 at March 31, 1997 and December 31, 1996, respectively.

                           SURETY CAPITAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.   Stock Option Plans:

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

The information presented below reflects the lending and related funding business of the Company:


                                                    Three Months   Three Months
                                                       Ended          Ended
                                                     March 31,       March 31,
                                                       1997            1996
                                                   -------------   -------------

           INSURANCE PREMIUM FINANCING:

              Average balance outstanding          $ 40,522,934    $ 22,577,950
              Average yield                                11.2%           12.1%
              Interest income                      $  1,133,770    $    680,901

           CONSUMER, COMMERCIAL AND REAL
           ESTATE FINANCING:

              Average balance outstanding          $ 65,391,318    $ 50,866,149
              Average yield                                12.6%           11.2%
              Interest income                      $  2,063,564    $  1,427,474

           COST OF FUNDS:

              Average balance outstanding (1)      $153,910,269    $129,814,967
              Average interest rate                         3.6%            3.8%
              Interest expense                     $  1,400,235    $  1,220,636

           AVERAGE MONTHLY AMOUNTS:

              Total interest income                $  1,339,822    $    983,549
              Total interest expense               $    466,745    $    406,879
              Provision for loan losses            $     25,000    $     10,000
              Noninterest income                   $    188,783    $    132,423
              Noninterest expense                  $    771,819    $    577,948


     (1) Includes $0 and $80,144 of short term borrowings and $0 and $6,612 of interest expense on short term borrowings for the three months ended March 31, 1997 and 1996, respectively.

Note: Average balances are computed using daily balances throughout each period.

                              AVERAGE BALANCE SHEET

                                                                             Three Months Ended March 31, 1997
                                                                 -------------------------------------------------------
                                                                      Average                                    Average
                                                                      Balance             Interest                 Rate
                                                                      -------             --------                 ----
ASSETS:

     Interest earnings assets:
       U.S. Treasury and agency securities and
         due from time                                              $38,574,038         $  627,462(1)               6.5%
       Federal funds sold                                            14,263,442            194,670                  5.5%
       Loans(2)                                                     105,914,252          3,197,334(3)              12.1%
       Allowance for credit losses                                   (1,305,685)              N/A                   N/A
                                                                 --------------        -------------             -------

           Total interest earning assets                            157,446,047          4,019,466                 10.2%
                                                                 --------------        -------------             -------

     Cash and due from banks                                          4,880,230
     Premises and equipment                                           3,913,767
     Accrued interest receivable                                        976,387
     Other assets                                                     7,024,890
                                                                 --------------
           Total assets                                            $174,241,321
                                                                 ==============


LIABILITIES AND SHAREHOLDERS' EQUITY:

     Interest bearing liabilities:
       Interest bearing demand deposits                             $38,792,033         $  257,006                  2.6%
       Savings deposits                                               7,619,983             45,554                  2.4%
       Time deposits                                                 85,266,970           1,097,675                 5.1%
                                                                 --------------        -------------             -------
           Total interest bearing liabilities                       131,678,986          1,400,235                  4.2%
                                                                 --------------        -------------             -------

              Net interest income                                                       $2,619,231
                                                                                       =============

Net interest spread                                                                                                 6.0%
                                                                                                                 -------

Net interest income to average earning assets                                                                       6.6%
                                                                                                                 =======

Noninterest bearing deposits                                         22,231,281
Accrued interest payable and other liabilities                          818,347
                                                                 --------------

           Total liabilities                                        154,728,614

Shareholders' equity                                                 19,512,707
                                                                 --------------

              Total liabilities and shareholders' equity           $174,241,321
                                                                 ==============


(1) Interest income on the tax exempt securities does not reflect the tax equivalent yield.

(2) Loans on nonaccrual status have been included in the computation of average balances.

(3) The interest income on loans does not include loan fees. Loan fees are immaterial and are included in noninterest income.

Three Months Ended March 31, 1997 Versus Three Months Ended March 31, 1996.
---------------------------------------------------------------------------

Surety Capital Corporation (the "Company") and its wholly owned subsidiary, Surety Bank, National Association ("Surety Bank"), reported an increase of
104.9% in net earnings of $499,824 as compared to $243,910 during the three months ended March 31, 1997 and 1996, respectively. Earnings per share were $0.09 and $0.06 for the three months ended March 31, 1997 and 1996, respectively. The increase in net earnings is principally attributed to an increase in yields realized on the loan portfolio along with an increase in the average balance of loans outstanding. The yields earned by the Company on its loan portfolio during the three months ended March 31, 1997 and 1996 were 12.1% and 11.5%, respectively, while the average cost of funds for the Company for the same periods was 3.6% and 3.8%, respectively. The average balance of loans outstanding was $105,914,252 and $73,444,099 for the three months ended March 31, 1997 and 1996, respectively. The loan-to-deposit ratio as of March 31, 1997 and 1996 was 70.3% and 55.0%, respectively. It is the goal of the Company to increase its loan production in order to improve Surety Bank's loan-to-deposit ratio, which will result in a transfer from Surety Bank's overnight federal funds sold (with a 5.5% yield for the first three quarters of 1997) to the higher yielding loan portfolio (with a 12.1% yield for the first three quarters of 1997).

Total interest income increased 36.2% to $4,019,466 from $2,950,648, while total interest expense increased 14.7% to $1,400,235 from $1,220,636, resulting in a 51.4% increase in net interest income before provision for credit losses to $2,619,231 from $1,730,012. The Company's loan growth between these two periods was concentrated within commercial loans and insurance premium financing. Real estate lending decreased by 10.6% to $24,291,985 from $27,172,579, commercial lending increased by 13.9% to $23,475,695 from $20,614,367, consumer lending decreased by 8.3% to $11,883,880 from $12,958,709, medical claims factoring increased by 218.6% to $8,417,798 from $2,641,814, and insurance premium financing increased by 82.5% to $45,696,751 from $25,044,108. The overall net growth in the loan portfolio is attributed to management's marketing efforts. The average volume of consumer, commercial, and real estate lending increased 28.6%, with an increase in the average yields on those loans from 11.2% to 12.6%. The 79.5% increase in the average volume of insurance premium financing loans was accompanied by a yield of 11.2% and 12.1% on those loans for the three months ended March 31, 1997 and 1996, respectively. The average balance of interest bearing deposits increased 16.6%, while the average rate paid decreased from 4.3% to 4.2%.

The Company recorded a $75,000 provision for loan losses during the three months ended March 31, 1997 compared to a $30,000 provision for loan losses during the three months ended March 31, 1996. As the Company's ratio of net charge-offs to average loans remained unchanged for these periods, the Company provided amounts, through charges to earnings, to maintain the allowance for loan losses at an adequate level. Management believes that all known losses in the portfolio have been recognized.

The Company's noninterest income increased 42.6% to $566,348 from $397,269 for the three months ended March 31, 1997 and 1996, respectively. This increase compares to a corresponding increase in average noninterest bearing deposits of 36.0% to $22,231,281 from $16,349,451 for these same periods. Noninterest income is generated primarily from fees associated with noninterest and interest bearing accounts.

Noninterest expense increased 33.5%, primarily the result of a 32.4% increase in salaries and employee benefits, a 34.6% increase in occupancy and equipment expenses, and a 34.9% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the First National Bank Midlothian, Texas and the Providers Funding Corporation acquisitions. Increases in general and administrative expenses relate primarily to the operation of the Midlothian branch, medical claims factoring division and legal and professional fees.

Parent Company Only Results of Operations.
------------------------------------------

The Company did not own Surety Bank prior to December 30, 1989. Since that time, the Company has served as a parent company to Surety Bank and has wound down the Company's own separate business activities. For the three months ended March 31, 1997, the Company had only nominal interest income of approximately $6,000, and approximately $33,000 in noninterest expenses. The noninterest expenses, which increased 17.9% from the same period in the prior year, consisted primarily of legal and professional fees incurred in the operation of the Company and in the maintenance of the Company's public company status under applicable securities laws and regulations.

ALLOWANCE FOR CREDIT LOSSES

The Company recorded a $75,000 provision for credit losses during the three months ended March 31, 1997 compared to a $30,000 provision during the three months ended March 31, 1996. The Company's provision for credit losses is based upon quarterly loan portfolio reviews by management. The purpose of the reviews is to assess loan quality, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the market economy. Credit losses different from the allowance provided by the Company are likely, and credit losses in excess or deficient of the allowance for loan losses are possible. Loan losses in excess of the amount of the allowance could and probably would have a material adverse effect on the financial condition of the Company.

The ratio of charge-offs, net of recoveries, to average loans during the three months ended March 31, 1997 was 0.05%. The ratio of the allowance for credit losses to total loans was 1.2% on March 31, 1997 as compared to 1.5% on March 31, 1996. The allowance for credit losses was $1,309,983 on March 31, 1997.

CURRENT TRENDS AND UNCERTAINTIES

Economic trends and other developments could adversely affect the Company's operations. Regulatory changes may increase the Company's cost of doing business or otherwise impact it adversely.

LIQUIDITY

The Company's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At March 31, 1997, 15.6% of Surety Bank's interest bearing liabilities were in the form of time deposits of $100,000 and over. Although unlikely, if a large number of these time deposits matured at approximately the same time and were not renewed, Surety Bank's liquidity could be adversely affected. Currently, the maturities of Surety Bank's large time deposits are spread throughout the year, and Surety Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

Over the long term, the ability of the Company to meet its cash obligations will depend substantially on its receipt of dividends from Surety Bank, which are limited by banking statutes and regulations.

CAPITAL RESOURCES

Shareholders'   equity  at  March  31,  1997  was  $19,637,188  as  compared  to
$19,230,552 at December 31, 1996. The Company had consolidated net income of $499,824 for the three months ended March 31, 1997.

Under the regulatory risk-based capital framework, Surety Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half, or 4%, must be in the form of Tier 1 (core) capital.
The remaining one-half, or 4%, may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of the loan loss allowances that may be included in capital after the transition period is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for Surety Bank was 11.10% and 12.29%, respectively, at December 31, 1996 and 11.04% and 12.19%, respectively, at March 31, 1997. In addition, Surety Bank is expected to maintain a Tier 1 capital to total assets ratio (Tier 1 leverage ratio) of at least 3%. Surety Bank is currently, and expects to continue to be, in compliance with these capital requirements.

While the Company believes it has sufficient financing for its working capital needs until the end of its 1997 fiscal year, there can be no assurance that the Company's present capital and financing will be sufficient to finance future operations thereafter. If the Company sells additional shares of common and/or preferred stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing shareholders. If additional financing becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms. In this event, the Company could be required to restrict its operations.

The Board of Governors of the Federal Reserve System (the "Federal Reserve") has announced a policy sometimes known as the "source of strength doctrine" that requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has interpreted this requirement to require that a bank holding company, such as the Company, stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. The Federal Reserve has stated that it would generally view a failure to assist a troubled or failing subsidiary bank in these circumstances as an unsound or unsafe banking practice, a violation of Regulation Y, or both, justifying a cease and desist order or other enforcement action, particularly if appropriate resources are available to the bank holding company on a reasonable basis. The requirement that a bank holding company, such as the Company, make its assets and resources available to a failing subsidiary bank could have an adverse effect upon the Company and its shareholders.

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

In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share" ("Opinion 15"), and make them comparable to international EPS standards. FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. FAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. FAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods; earlier application is not permitted. Basic EPS under FAS 128 will be the same as disclosed in the financial statements and fully diluted EPS will not be materially different. FAS 128 requires restatement of all prior-period EPS data presented.

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

On March 25, 1997, the Federal Open Market Committee decided to tighten money market conditions slightly, expecting the federal funds rate to rise one-quarter percentage (1/4%) point to approximately five and one-half percent (5-1/2%). This action was taken in light of persisting strength in demand, which is progressively increasing the risk of inflationary imbalances developing in the economy that may eventually undermine the long expansion. In these circumstances, the slight firming of monetary conditions is viewed as a prudent step that affords greater assurance of prolonging the current economic expansion by sustaining the existing low inflation environment through the rest of this year and next. The experience of the last several years has reinforced the conviction that low inflation is essential to realizing the economy's fullest growth potential. No change was made in the Federal Reserve discount rate, which remains at five percent (5%).

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


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          27   Financial Data Schedule*

          ---------------------------------

     * Filed herewith.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   April 25, 1997                   SURETY CAPITAL CORPORATION


                                          By: /s/ C. Jack Bean
                                              ----------------
                                              C. Jack Bean
                                              Chairman




                                          By: /s/ B.J. Curley
                                              ---------------
                                              B.J. Curley
                                              Vice President, Chief Accounting
                                              Officer & Secretary