Form 10-Q
period 1997-06-30
SURETY CAPITAL CORP /DE/
filed 1997-08-14
CIK 784932

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549



Mark One

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period ended June 30, 1997.

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

Yes   x    No____


Common stock outstanding on August 9, 1997, 5,751,882 shares

PAGE

                          SURETY CAPITAL CORPORATION

                                   INDEX

PART I - FINANCIAL INFORMATION                                    Page No.
------------------------------                                    --------

Item 1.   Financial Statements

          Consolidated Balance Sheets at June 30, 1997
          (unaudited) and December 31, 1996                          3

          Consolidated Statements of Income for the Six Months
          Ended June 30, 1997 and 1996 (unaudited)                   4

          Consolidated Statements of Income for the Three Months
          Ended June 30, 1997 and 1996 (unaudited)                   5

          Consolidated Statements of Shareholders' Equity for the
          Six Months Ended June 30, 1997 (unaudited) and for the
          Years Ended December 31, 1996 and 1995                     6

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1997 and 1996 (unaudited)            7

          Notes to Consolidated Financial Statements                 9


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       11


PART II.  -  OTHER INFORMATION
------------------------------

Item 1.   Legal Proceedings                                         17

Item 2.   Changes in Securities                                     17

Item 3.   Defaults Upon Senior Securities                           18

Item 4.   Submission of Matters to a Vote of Security Holders       18

Item 5.   Other Information                                         18

Item 6.   Exhibits and Reports on Form 8-K                          18



                                       2
PAGE

                          SURETY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           June 30, 1997 (unaudited)
                             and December 31, 1996


                                             June 30,        December 31,
                                              1997               1996
                                          ------------       ------------
Assets:
   Cash and due from banks                $  7,151,677       $  6,094,457
   Federal funds sold                        2,961,000         16,772,000
   Interest bearing deposits in financial
     institutions                              190,144            285,842
   Investment securities:
        Available-for-sale                  16,291,037         16,221,273
        Held-to-maturity                    20,396,763         22,561,270
                                          ------------       ------------
          Total investment securities       36,687,800         38,782,543

   Loans                                   118,621,301        105,696,491
   Less:  Unearned interest                 (2,479,093)        (2,544,803)
          Allowance for credit losses       (1,300,567)        (1,284,774)
                                          ------------       ------------
   Net loans                               114,841,641        101,866,914

   Premises and equipment, net               3,872,568          3,970,193
   Accrued interest receivable               1,139,290          1,083,336
   Other real estate and repossessed
     assets                                    300,003            738,198
   Other assets                              1,628,833            607,214
   Excess of cost over fair value of
     net assets acquired, net of
     Accumulated amortization of
     $952,905 and $719,288 at
     June 30, 1997 and December 31,
     1996, respectively                      6,153,099          6,238,613
                                          ------------       ------------
        Total assets                      $174,926,055       $176,439,310
                                          ============       ============

Liabilities and shareholders' equity:
   Demand deposits                        $ 23,690,352       $ 23,878,744
   Savings, NOW and money markets           44,558,136         48,372,642
   Time deposits, $100,000 and over         20,013,680         20,276,235
   Other time deposits                      65,572,760         63,162,720
                                          ------------       ------------
      Total deposits                       153,834,928        155,690,341

   Accrued interest payable and
     other liabilities                         840,343          1,518,417
                                          ------------       ------------
        Total liabilities                  154,675,271        157,208,758
                                          ------------       ------------

Shareholders' equity:
   Preferred stock, $.01 par value,
     1,000,000 shares authorized,
     none issued at June 30, 1997 and
     December 31, 1996                               -                  -
   Common stock, $.01 par value,
     20,000,000 shares authorized,
     5,786,171 and 5,763,737 shares
     issued at June 30, 1997 and
     December 31, 1996, respectively,
     and 5,751,882 and 5,748,119
     outstanding at June 30, 1997 and
     December 31, 1996, respectively            57,862             57,637
   Additional paid-in capital               16,850,067         16,752,003
   Retained earnings                         3,462,624          2,509,771
   Stock rights issueable                       57,862
   Treasury stock, 34,289 shares at
     June 30, 1997 and 15,618 shares
     at December 31, 1996 carried at cost     (172,828)           (74,539)
   Unrealized loss on available-for-sale
     securities, net of tax                     (4,803)           (14,320)
                                          ------------       ------------
        Total shareholders' equity          20,250,784         19,230,552
                                          ------------       ------------
        Total liabilities and
           shareholders' equity           $174,926,055       $176,439,310
                                          ============       ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

PAGE

                          SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
               for the Six Months Ended June 30, 1997 and 1996
                                (unaudited)


                                                       Six Months Ended
                                                June 30, 1997   June 30, 1996
                                                -------------   -------------
Interest income:
   Insurance premium financing                    $2,459,277      $1,493,538
   Commercial and real estate loans                2,305,162       2,122,265
   Medical receivables factoring                   1,199,275         486,922
   Consumer loans                                    656,414         708,204
   Federal funds sold                                259,974         663,631
   Investment securities:
      Taxable                                      1,130,090       1,040,610
      Tax-exempt                                     158,505         161,051
   Interest bearing deposits                          11,219          30,711
                                                  ----------      ----------

         Total interest income                     8,179,916       6,706,932
                                                  ----------      ----------

Interest expense:
   Savings, NOW and money market                     655,013         532,023
   Time deposits, $100,000 and over                  539,257         508,078
   Other time deposits                             1,656,051       1,561,301
   Other interest expense                                  -           6,612
                                                  ----------      ----------
         Total interest expense                    2,850,321       2,608,014
                                                  ----------      ----------
           Net interest income before
            provision for credit losses            5,329,595       4,098,918
                                                  ----------      ----------
Provision for credit losses                          150,000          45,000
                                                  ----------      ----------
         Net interest income                       5,179,595       4,053,918
                                                  ----------      ----------
Noninterest income                                 1,121,775         880,112
                                                  ----------      ----------

Noninterest expense:
   Salaries and employee benefits                  2,418,248       2,021,022
   Occupancy and equipment                           733,744         597,265
   General and administrative                      1,541,050       1,266,602
                                                  ----------      ----------
         Total noninterest expense                 4,693,042       3,884,889
                                                  ----------      ----------
             Income before income taxes            1,608,328       1,049,141

Income tax expenses:
   Current                                           597,613         358,707
                                                  ----------      ----------
        Net income                                $1,010,715        $690,434
                                                  ==========      ==========
Net income per share of common stock                   $0.18           $0.14
                                                  ==========      ==========
Weighted average shares outstanding                5,750,870       5,033,116
                                                  ==========      ==========

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                                     4
PAGE

                         SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF INCOME
             for the Three Months Ended June 30, 1997 and 1996
                                (unaudited)


                                                     Three Months Ended
                                                June 30,1997   June 30, 1996
                                                ------------   -------------
Interest income:
   Insurance premium financing                   $1,325,507      $  812,637
   Commercial and real estate loans               1,182,649       1,176,504
   Medical receivables factoring                    592,950         338,878
   Consumer loans                                   321,688         374,535
   Federal funds sold                                65,304         321,125
   Investment securities:
      Taxable                                       588,040         636,355
      Tax-exempt                                     78,704          84,543
   Interest bearing deposits                          5,608          11,707
                                                 ----------      ----------
         Total interest income                    4,160,450       3,756,284
                                                 ----------      ----------

Interest expense:
   Savings, NOW and money market                    352,453         284,365
   Time deposits, $100,000 and over                 268,430         237,748
   Other time deposits                              829,203         865,265
   Other interest expense
                                                 ----------      ----------
         Total interest expense                   1,450,086       1,387,378
                                                 ----------      ----------
             Net interest income before
              provision for credit losses         2,710,364       2,368,906
                                                 ----------      ----------
Provision for credit losses                          75,000          15,000
                                                 ----------      ----------
         Net interest income                      2,635,364       2,353,906
                                                 ----------      ----------
Noninterest income                                  555,427         482,843
                                                 ----------      ----------
Noninterest expense:
   Salaries and employee benefits                 1,225,415       1,119,843
   Occupancy and equipment                          375,789         331,417
   General and administrative                       776,381         699,784
                                                 ----------      ----------
         Total noninterest expense                2,377,585       2,151,044
                                                 ----------      ----------
             Income before income taxes             813,206         685,705

Income tax expenses:
   Current                                          302,315         239,181
                                                 ----------      ----------
        Net income                                 $510,891        $446,524
                                                 ==========      ==========
Net income per share of common stock                  $0.09           $0.08
                                                 ==========      ==========
Weighted average shares outstanding               5,751,882       5,746,512
                                                 ==========      ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                      5
PAGE

                          SURETY CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               for the Six Months Ended June 30, 1997 (unaudited)
               and for the years ended December 31, 1996 and 1995

                                                                                                    Unrealized
                                                                                                      Gain/
                                                                                                    (Loss) on
                                    Common Stock   Additional   Retained      Stock                 Available-
                                             Par     Paid-in    Earnings/     Rights    Treasury     for-Sale        Total
                                  Shares    Value    Capital    (Deficit)   Issueable    Stock      Securities       Equity
                                ---------  -------  ----------  ---------   ---------   --------    -----------    ----------
Balance at December 31, 1994    3,040,829  $30,408  $8,113,214  $ (75,102)                           $ (2,839)     $8,065,681
                                ---------  -------  ----------  ---------   ---------   --------    -----------    ----------
Sale of Common Stock              459,500    4,595   1,192,587                                                      1,197,182
Purchase of Treasury Stock                                                              $(50,830)                     (50,830)
   (10,166 shares)
Net Income                                                        886,886                                             886,886
Exercise of stock options          16,266      163      50,668                                                         50,831
Change in unrealized
   gain/(losses) on
   available-for-sale
   securities, net of tax,
   $74,544                                                                                            144,722         144,722
                                ---------  -------  ----------  ---------   ---------   --------    -----------    ----------
Balance at December 31, 1995    3,516,595   35,166   9,356,469    811,784                (50,830)     141,883      10,294,472
                                ---------  -------  ----------  ---------   ---------   --------    -----------    ----------
Sale of Common Stock            2,239,218   22,392   7,371,901                                                      7,394,293
Purchase of Treasury Stock                                                               (23,709)                     (23,709)
   (5,452 shares)
Net Income                                                      1,697,987                                           1,697,987
Exercise of stock options           7,924       79      23,633                                                         23,712
Change in unrealized
   gain/(losses) on
   available-for-sale
   securities, net of tax,
   $(81,147)                                                                                         (156,203)       (156,203)
                                ---------  -------  ----------  ---------   ---------   --------    -----------    ----------
Balance at December 31, 1996    5,763,737   57,637  16,752,003  2,509,771                (74,539)     (14,320)     19,230,552
                                ---------  -------  ----------  ---------   ---------   --------    -----------    ----------
Stock Rights Issueable                                                       $57,862                                   57,862
Purchase of Treasury Stock                                                               (98,289)                     (98,289)
   (18,671 shares)
Net Income                                                        952,853                                             952,853
Exercise of stock options          22,434      225      98,064                                                         98,289
Change in unrealized
   gain/(losses) on
   available-for-sale
   securities, net of tax,
   $(4,902)                                                                                             9,517           9,517
                                ---------  -------  ----------  ---------   ---------   --------    -----------    ----------
Balance at June 30, 1997        5,786,171  $57,862 $16,850,067 $3,462,624    $57,862   $(172,828)     $(4,803)    $20,250,784
                                =========  ======= =========== ==========   =========   ========    ===========    ==========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                      6
PAGE

                          SURETY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the Six Months Ended June 30, 1997 and 1996
                                 (unaudited)


                                                            June 30,
                                                        1997         1996
                                                    -----------   ----------

Cash flows from operating activities:
  Net income                                        $1,010,715     $690,434
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for credit losses                      150,000       45,000
      Provision for depreciation                       360,149      276,146
      Amortization of intangible assets                227,469      130,438
      Gain on sale of available-for-sale securities    (10,379)
      Gain on sale or disposal of assets                20,209
      Net (decrease) increase in unearned
        interest on loans                              (65,710)     311,475
      Net increase in other assets                    (260,908)    (626,315)
      Net decrease in accrued interest payable
        and other liabilities                         (683,427)    (214,715)
                                                    -----------   ----------
         Net cash provided by operating activities     748,118      612,463
                                                    -----------   ----------

Cash flows from investing activities:
  Net increase in loans                            (10,661,259)  (8,428,499)
  Payments received on purchased medical claims
    receivables                                      9,606,343   10,429,762
  Purchases of medical claims receivables          (12,991,743)  (6,640,767)
  Purchases of available-for-sale securities        (5,973,016)  (6,738,752)
  Proceeds from sales of available-for-sale
    securities                                       2,948,507
  Proceeds from maturities of available-for-sale
    securities                                       2,959,236    4,758,844
  Purchases of held-to-maturity securities                       (2,977,925)
  Proceeds from maturities of held-to-maturity
    securities                                       2,164,507    8,150,935
  Proceeds from maturities of interest bearing
    deposits in financial institutions                  95,698      938,734
  Purchases of bank premises and equipment            (262,524)    (369,934)
  Proceeds from sale of other real estate and
    repossessed assets                                 467,766
  Net cash acquired through acquisition                           4,020,574
                                                    -----------   ----------
       Net cash (used in) provided by
         investing activities                      (11,646,485)   3,142,972
                                                    -----------   ----------

Cash flows from financing activities:
  Net decrease in deposits                          (1,855,413)  (8,177,854)
  Principal payments on notes payable                              (375,000)
  Purchase of treasury stock                           (98,289)      (6,129)
  Exercise of stock options                             98,289        6,129
  Proceeds from the sale of stock                                 7,534,920
                                                    -----------   ----------
       Net cash used in financing activities        (1,855,413)  (1,017,934)
                                                    -----------   ----------
Net (decrease) increase in cash and cash
   equivalents                                     (12,753,780)   2,737,501

Beginning cash and cash equivalents                 22,866,457   23,217,018
                                                    -----------   ----------
Ending cash and cash equivalents                   $10,112,677  $25,954,519
                                                   ===========  ===========

               The accompanying notes are an integral part
                of the consolidated financial statements.

                                      7
PAGE

                           SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the Six Months Ended June 30, 1997 and 1996
                                 (unaudited)


                                                              June 30,
                                                          1997        1996
                                                        --------   ----------
Supplemental schedule of noncash investing and
  financing activities:
   Transfers of repossessed collateral to other assets  $226,562
   Transfer from loans to other assets                  $850,000
   Additions to loans to facilitate the sale of
     other real estate and other assets                 $233,724
   Adjustments to other assets subsequent to
     acquisition                                        $141,955

Net cash acquired through acquisitions:
   Interest bearing deposits in financial institutions                $274,242
   Investment securities                                            21,214,629
   Net loans                                                        18,476,948
   Premises and equipment, net                                       1,270,401
   Other assets                                                        896,832
   Excess of cost over fair value of net assets acquired             3,738,208
   Deposits                                                        (49,237,113)
   Other liabilities                                                  (654,721)
                                                                   ------------
Net cash acquired through acquisitions                             $(4,020,574)
                                                                   ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                      8
PAGE

                         SURETY CAPITAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation:

    The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations and its cash flows for the indicated periods have been included. The results of operations for such interim period are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

2.  Loans, net:

    At June 30, 1997 and December 31, 1996, the loan portfolio was composed of the following:

                                             June 30,        December 31,
                                               1997              1996
                                           -----------       -----------
        Insurance premium financing        $48,197,899       $39,168,604
        Installment loans                   11,601,709        12,631,520
        Commercial loans                    23,069,300        22,745,139
        Real estate loans                   26,152,676        24,774,167
        Medical claims receivable            9,599,717         6,377,061
                                           -----------       -----------
        Total gross loans                  118,621,301       105,696,491
        Unearned interest                   (2,479,093)       (2,544,803)
        Allowance for credit losses         (1,300,567)       (1,284,774)
                                           -----------       -----------
        Loans, net                        $114,841,641      $101,866,914
                                          ============      ============

    Activity in the allowance for credit losses is as follows:

                                       Six Months   Three Months     Six Months   Three Months
                                         Ended          Ended          Ended          Ended
                                     June 30, 1997  June 30, 1997  June 30, 1996  June 30, 1996
                                     -------------  -------------  -------------  -------------
       Beginning balance               $1,284,774     $1,309,983      $702,927      $1,302,492
       Provision for credit losses        150,000         75,000        45,000          15,000
       Bank acquisition                                        -       614,700               -
       Loans charged off, net of
         recoveries                      (134,207)       (84,416)      (67,462)        (22,327)
                                     -------------  -------------  -------------  -------------
       Ending balance                  $1,300,567     $1,300,567    $1,295,165      $1,295,165
                                     =============  =============  =============  =============


    Loans on which the accrual of interest has been discontinued amounted to approximately $115,000 and $144,000 at June 30, 1997 and December 31, 1996, respectively.

                                      9
PAGE

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

4.  Stockholders' Rights Agreement:

    Pursuant to the Surety Capital Corporation Rights Agreement dated as of June 17, 1997 between the Company and Securities Transfer Corporation, as Rights Agent, the Company declared a dividend of one right (a "Right") for each outstanding share of common stock, $0.01 par value, of the Company (the "Common Stock") to stockholders of record at the close of business on June 6, 1997.

    Each Right initially entitles stockholders to buy one share of Common Stock at an exercise price of $50.00 (the "Purchase Price"). The rights will be exercisable only if a person or group acquires 15% or more of the Common Stock or announces a tender offer the consummation of which would result in ownership by such person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.0001 per Right at any time prior to the tenth day after a person or group acquires 15% or more of the Common Stock, other than pursuant to a transaction approved by the Board. The Rights are redeemable even after a 15% or more acquisition, if the Board so determines, in connection with a merger of the Company with a "white knight" and under other circumstances.

    In the event of a 15% or more acquisition, each Right will entitle its holder to purchase that number of shares of Common Stock equal to the result obtained by dividing the Purchase Price by 50% of the then current market price of the Common Stock.

    If the Company, or any subsidiary of the Company, is acquired in a merger or other business combination transaction in which the Common Stock is exchanged or changed, or 50% or more of the Company's assets or earning power are sold, each Right will entitle its holder


5.  Other Receivables:

    The Bank has learned that a number of insurance premium finance agreements on which it made loans are believed to be fictitious or forged. The matter is under continuing investigation by state and federal authorities. All of the loans originated through one insurance agency. The total unpaid balance of all the loans in question is approximately $850,000. This amount has been reclassified from loans to other receivables. This amount will remain in a non-accrual account until collected. The bank has commenced legal action against the parties believed to be responsible. Management believes it has meritorious avenues of collection and no material losses are expected.

                                      10
PAGE

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

The information presented below reflects the lending and related funding business of the Company:


                                         Six Months       Six Months
                                           Ended            Ended
                                          June 30,         June 30,
                                            1997             1996
                                         -----------      -----------
INSURANCE PREMIUM FINANCING:
    Average balance outstanding         $ 43,587,571     $ 24,350,648
    Average yield                               11.3%            12.3%
    Interest income                     $  2,459,277     $  1,493,538

MEDICAL FACTORING, CONSUMER,
 COMMERCIAL AND REAL ESTATE FINANCING:
    Average balance outstanding         $ 66,728,180     $ 55,688,400
    Average yield                               12.5%            11.9%
    Interest income                     $  4,160,851     $  3,317,391

COST OF FUNDS:
    Average balance outstanding (1)     $155,179,729     $141,250,180
    Average interest rate                        3.7%             3.7%
    Interest expense                    $  2,850,321     $  2,608,014

AVERAGE MONTHLY AMOUNTS:
    Total interest income               $  1,363,319     $  1,117,822
    Total interest expense              $    475,053     $    434,669
    Provision for loan losses           $     25,000     $      7,500
    Noninterest income                  $    186,962     $    146,685
    Noninterest expense                 $    782,174     $    647,482


     (1) Includes $0 and $120,218 of short-term borrowings and $0 and $6,612 of interest expense on short-term borrowings for the six months ended June 30, 1997 and 1996, respectively.

Note: Average balances are computed using daily balances throughout each period.

                                      11
PAGE

                            AVERAGE BALANCE SHEET

                                               Six Months Ended June 30, 1997
                                              --------------------------------
                                            Average                   Average
                                            Balance        Interest     Rate
                                            -------        --------    -------
ASSETS:
   Interest earnings assets:
     U.S. Treasury and agency securities
       and due from time                  $38,860,510    $1,299,814(1)   6.7%
     Federal funds sold                    10,308,106       259,974      5.0%
     Loans(2)                             110,315,750     6,620,128(3)	12.0%
     Allowance for credit losses           (1,320,100)       N/A         N/A
                                          -----------    ----------     -----
        Total interest earning assets     158,164,266     8,179,916     10.3%

   Cash and due from banks                  5,230,309
   Premises and equipment                   3,903,794
   Accrued interest receivable                966,682
   Other assets                             7,205,819
                                          -----------
        Total assets                     $175,470,870
                                         ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

   Interest bearing liabilities:
     Interest bearing demand deposits     $39,086,675    $  562,985      2.9%
     Savings deposits                       7,685,232        92,028      2.4%
     Time deposits                         85,683,221     2,195,308      5.1%
                                          -----------    ----------     -----
        Total interest bearing
          liabilities                     132,455,128     2,850,321      4.3%
                                          -----------    ----------     -----
          Net interest income                            $5,329,595
                                                         ==========
Net interest spread                                                      6.0%
                                                                        -----
Net interest income to average
  earning assets                                                         6.7%
                                                                        =====
Noninterest bearing deposits               22,399,587
Accrued interest payable and other
  liabilities                               1,123,098
                                         ------------
        Total liabilities                 155,977,813

Shareholders' equity                       19,493,057
                                        -------------
        Total liabilities and
          shareholders' equity           $175,470,870
                                        =============

(1) Interest income on the tax-exempt securities does not reflect the tax equivalent yield.
(2) Loans on nonaccrual status have been included in the computation of average balances.
(3) The interest income on loans does not include loan fees. Loan fees are immaterial and are included in noninterest income.

                                      12
PAGE

Six Months Ended June 30, 1997 Versus Six Months Ended June 30, 1996.
---------------------------------------------------------------------

Surety Capital Corporation (the "Company") and its wholly owned subsidiary, Surety Bank, National Association ("Surety Bank"), reported an increase of 46.4% in net earnings of $1,010,715 as compared to $690,434 during the six months ended June 30, 1997 and 1996, respectively. Earnings per share were $0.18 and $0.14 for the six months ended June 30, 1997 and 1996, respectively. The increase in net earnings is principally attributed to an increase in the average balance of loans outstanding. The yields earned by the Company on its loan portfolio during the six months ended June 30, 1997 and 1996 were unchanged at 12.0%, while the average cost of funds for the Company for the same periods were unchanged at 3.7%. The average balance of loans outstanding was $110,315,750 and $80,039,050 for the six months ended June 30, 1997 and 1996, respectively. The loan-to-deposit ratio as of June 30, 1997 and 1996 was 74.6% and 59.2%, respectively. With the completion of the acquisition of First National Bank in Midlothian, Texas in early 1996, Surety's loan-to-deposit ratio fell to approximately 50.0%. At that time management determined that until Surety's loan-to-deposit ratio returned to its desired level of 75%, Surety would suspend its merger and acquisition activity, and concentrate on asset utilization and profit maximization. As of June 30, 1997, Surety's loan-to-deposit ratio was 74.6%, and Surety resumed its growth and acquisition strategy.

Total interest income increased 22.0% to $8,179,916 from $6,706,932, for the six months ended June 30, 1997 and 1996, respectively, while total interest expense increased 9.3% to $2,850,321 from $2,608,014, for the six months ended June 30, 1997 and 1996, respectively, resulting in a 30.0% increase in net interest income before provision for credit losses to $5,329,595 from $4,098,918 for these same periods. The Company's loan growth for the six months ended June 30, 1997, was concentrated within medical claims factoring and insurance premium financing. Real estate lending increased by 6.3% to $26,152,676 from $24,601,510, commercial lending increased by 10.8% to $23,069,300 from $22,823,692, consumer lending decreased by 12.2% to $11,601,709 from $13,221,733, medical claims factoring increased by 184.8% to $9,599,717 from $3,370,822, and insurance premium financing increased by 70.1% to $49,066,773 from $28,844,971. The overall net growth in the loan portfolio is attributed to management's marketing efforts. The average volume of medical claims factoring, consumer, commercial, and real estate lending increased 19.8%, with an increase in the average yields on those loans from 11.9% to 12.5%. The 79.0% increase in the average volume of insurance premium financing loans was accompanied by a yield of 11.3% and 12.3% on those loans for the six months ended June 30, 1997 and 1996, respectively. The average balance of interest bearing deposits increased 9.1%, while the average rate paid remained unchanged at 4.3%.

The Company recorded a $150,000 provision for loan losses during the six months ended June 30, 1997 compared to a $45,000 provision for loan losses during the six months ended June 30, 1996. As the Company's ratio of net charge-offs to average loans remained unchanged for these periods, the Company provided amounts, through charges to earnings, to maintain the allowance for loan losses at an adequate level. Management believes that all known losses in the portfolio have been recognized.

The Company's noninterest income increased 27.4% to $1,121,775 from $880,112 for the six months ended June 30, 1997 and 1996, respectively. This increase compares to a corresponding increase in average noninterest bearing deposits of 17.4% to $22,399,587 from $19,074,627 for these same periods. Noninterest income is generated primarily from fees associated with noninterest and interest bearing accounts.

Noninterest expense increased 20.8%, primarily the result of a 19.6% increase in salaries and employee benefits, a 22.8% increase in occupancy and equipment expenses, and a 21.7% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the acquisitions of First National Bank, Midlothian, Texas, and Providers Funding Corporation in the first quarter of 1996. Increases in general and administrative expenses relate primarily to the operation of the Midlothian branch and the medical claims factoring division, and legal and professional fees.

                                      13
PAGE

Three Months Ended June 30, 1997 Versus Three Months Ended June 30, 1996
------------------------------------------------------------------------

The Company earned $510,891 as compared to $446,524 during the three months ended June 30, 1997 and 1996, respectively. Earnings per share were $0.09 and $0.08 for the three months ended June 30, 1997 and 1996, respectively. Total interest income increased 10.8% to $4,160,450 from $3,756,284, while total interest expense increased 4.5% to $1,450,086 from $1,387,378, resulting in a 14.4% increase in net interest income before provision for loan losses to $2,710,364 from $2,368,906.

The Company recorded $75,000 provision for loan losses during the three months ended June 30, 1997 compared to $15,000 provision for credit losses during the three months ended June 30, 1996. As the Company's ratio of net charge-offs to average loans remained unchanged for these periods, the Company provided amounts, through charges to earnings, to maintain the allowance for loan losses at an adequate level. Management believes that all known losses in the portfolio have been recognized.

The Company's noninterest income increased 15.0% to $555,427 from $482,843 for the three months ended June 30, 1997 and 1996, respectively. Noninterest expense increased 10.5%, primarily the result of a 9.4% increase in salaries and employee benefits, a 13.4% increase in occupancy and equipment expenses, and a 10.9% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the acquisitions of First National Bank, Midlothian, Texas, and Providers Funding Corporation in the first quarter of 1996. Increases in general and administrative expenses relate primarily to legal and professional fees.

Parent Company Only Results of Operations.
------------------------------------------

The Company did not own Surety Bank prior to December 30, 1989. Since that time, the Company has served as a parent company to Surety Bank and has minimized its own separate business activities. For the six months ended June 30, 1997, the Company had only nominal interest income of approximately $11,000, and approximately $82,000 in noninterest expenses. The noninterest expenses, which increased 46.4% from the same period in the prior year, consisted primarily of legal and professional fees incurred in the operation of the Company and in the maintenance of the Company's public company status under applicable securities laws and regulations.

ALLOWANCE FOR CREDIT LOSSES

The Company recorded a $150,000 provision for credit losses during the six months ended June 30, 1997 compared to a $45,000 provision during the six months ended June 30, 1996. The Company's provision for credit losses is based upon quarterly loan portfolio reviews by management. The purpose of the reviews is to assess loan quality, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the market economy. Credit losses different from the allowance provided by the Company are likely, and credit losses in excess or deficient of the allowance for loan losses are possible. Loan losses in excess of the amount of the allowance could and probably would have a material adverse effect on the financial condition of the Company.

The ratio of charge-offs, net of recoveries, to average loans on June 30, 1997 was 0.12%, as compared to 0.08% at June 30, 1996. The ratio of the allowance for credit losses to total loans was 1.1% on June 30, 1997 as compared to 1.4% on June 30, 1996. The allowance for credit losses was $1,300,567 and $1,295,165 on June 30, 1997 and 1996, respectively.

CURRENT TRENDS AND UNCERTAINTIES

Economic trends and other developments could adversely affect the Company's operations. Regulatory changes may increase the Company's cost of doing business or otherwise impact it adversely.

                                      14
PAGE

LIQUIDITY

The Company's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At June 30, 1997, 13.0% of Surety Bank's interest bearing liabilities were in the form of time deposits of $100,000 and over. Although unlikely, if a large number of these time deposits matured at approximately the same time and were not renewed, Surety Bank's liquidity could be adversely affected. Currently, the maturities of Surety Bank's large time deposits are spread throughout the year, and Surety Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

Over the long term, the ability of the Company to meet its cash obligations will depend substantially on its receipt of dividends from Surety Bank, which are limited by banking statutes and regulations.

CAPITAL RESOURCES

Shareholders' equity at June 30, 1997 was $20,250,784 as compared to $19,230,552 at December 31, 1996. The Company had consolidated net income of $1,010,715 for the six months ended June 30, 1997.

Under the regulatory risk-based capital framework, Surety Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half, or 4%, must be in the form of Tier 1 (core) capital. The remaining one-half, or 4%, may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of the loan loss allowances that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for Surety Bank was 11.10% and 12.29%, respectively, at December 31, 1996 and 11.32% and 12.43%, respectively, at June 30, 1997. In addition, Surety Bank is expected to maintain a Tier 1 capital to total assets ratio (Tier 1 leverage ratio) of at least 3%. Surety Bank is currently, and expects to continue to be, in compliance with these capital requirements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This Statement deferred the effective date of FASB Statement No. 125 for secured lending, repurchase agreement, dollar-roll, securities lending, and similar transactions to transactions occurring after December 31, 1997. Management believes that the adoption of this pronouncement will not have a material impact on the financial statements of the Company.

                                      15
PAGE

In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share" ("Opinion 15"), and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods; earlier application is not permitted. Basic EPS under SFAS 128 was $0.18 and $0.14 for the six months ended June 30, 1997 and 1996, respectively, and fully diluted EPS was $0.17 and $0.14 for the six months ended June 30, 1997 and 1996, respectively. SFAS 128 requires restatement of all prior-period EPS data presented.

In February 1997, FASB issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 establishes standards for disclosing information about an entity's capital structure, including the pertinent rights and privileges of various securities outstanding. SFAS 129 is effective for financial statements issued for periods after December 15, 1997.

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

Management believes that the adoption of these pronouncements will not have a material impact on the financial statements of the Company.


IMPACT OF INFLATION, CHANGING PRICES AND MONETARY POLICIES

The financial statements and related financial data concerning the Company in this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of Surety Bank, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank. The Federal Reserve Bank implements national monetary policy such as seeking to curb inflation and combat recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing by banks and establishment of reserve requirements against bank deposits. The actions of the Federal Reserve Bank in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on Surety Bank and its results of operations are not predictable.

                                      16
PAGE

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

                                      17
PAGE

                          PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Surety Bank (the "Bank") is a defendant in two related cases: Tennessee Ex Rel. Douglas Sizemore, Commissioner of Commerce and Insurance for the State of Tennessee, et al. vs. Surety Bank, N.A., filed in June 1995 in the Federal District Court for the Northern District of Texas, Dallas Division (the "Anchorage Case"), and United Shortline Inc. Assurance Services, N.A. et al. vs. MacGregor General Insurance Company, Ltd., et al., now pending in the 141st Judicial District Court of Tarrant County, Texas (the "MacGregor Case").

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

When the MacGregor case was initially filed, Shortline sought a restraining order against the Bank concerning the MacGregor funds.
When the Bank received notice of competing claims to some or all of these funds by Tennessee, the Bank intervened and interpled approx-imately $600,000 into the court's registry. Shortline now seeks, inter alia, damages against the Bank from an alleged wrongful offset wherein the Bank allegedly exercised control over the MacGregor funds at the Bank pursuant to agreements with MacGregor. The Bank moved for and obtained a summary judgment that its intervention and interpleader of funds was proper. Shortline also sought and obtained a summary judgment from the trial court that the funds interpled by the Bank into the court's registry belonged to Shortline. Tennessee appealed the summary judgment to the Fort Worth Court of Appeals. The Fort Worth Court of Appeals affirmed the trial court's ruling that the Bank's intervention and interpleader was proper but reversed the trial court's ruling that the funds in the court belonged to Shortline. Currently, Shortline and Tennessee have made application to the Texas Supreme Court to allow an appeal of the ruling from the Fort Worth Court of Appeals.

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

                                      18
PAGE

Item 2.	Changes in Securities.

		Not applicable.

Item 3.	Defaults Upon Senior Securities.

		Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held on May 29, 1997. The stockholders voted (1) to elect eight directors of the Company; and (2) to approve the appointment of Coopers & Lybrand, L.L.P. as the independent public accountants of the Company for the fiscal year ending December 31, 1997.

The results of the voting for the election of Directors was as follows:


          Name                    For          Against        Withheld
      ----------------------   ---------       -------        --------
      C. Jack Bean             4,720,641          87           61,341
      William B. Byrd          4,720,391         337           61,341
      Bobby W. Hackler         4,720,541         187           61,341
      Joseph S. Hardin         4,716,041       4,687           61,341
      G. M. Heinzelmann, III   4,715,041       5,687           61,341
      Michael L. Milam         4,720,656          87           61,341
      Garrett Morris           4,720,391         337           61,341
      Cullen W. Turner         4,720,641          87           61,341

The results of the other votes were as follows:

        Description                     For         Against      Abstain
   -----------------------------     ---------      -------      -------
   Approval of Coopers &
   Lybrand, L.L.P. as the
   Company's independent
   accountants for the fiscal
   year ending December 31, 1997     4,766,708       6,666        8,695

All proposals were approved by the vote of the stockholders.

Item 5.	Other Information.

		Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

		(a)  Exhibits

			27	Financial Data Schedule*



	* Filed herewith.

                                      19
PAGE

(b) Reports on Form 8-K

	On June 23, 1997 the Company filed a current report on Form 8-K with the Securities and Exchange Commission to report that on June 17, 1997 the Board of Directors of the Company, pursuant to the Surety Capital Corporation Rights Agreement dated June 17, 1997 between the Company and Securities Transfer Corporation, as rights agent, declared a dividend of one right for each outstanding share of common stock, $0.01 par value, of the Company to stockholders of record at the close of business on June 6, 1997. Each right initially entitles stockholders to buy one share of common stock at an exercise price of $50.00 under certain circumstances.

                                      20
PAGE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 9, 1997	SURETY CAPITAL CORPORATION


                                          By:  /s/ C. Jack Bean
                                               -----------------
                                               C. Jack Bean
                                               Chairman of the Board and
                                               Chief Executive Officer




                                          By:  /s/ B.J. Curley
                                               ----------------
                                               B.J. Curley
                                               Vice President, Chief Financial
                                               Officer and Secretary