Form 10-Q
period 1997-09-30
SURETY CAPITAL CORP /DE/
filed 1997-11-19
CIK 784932

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



Mark One

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended September 30, 1997.

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ________________ to
      ______________.

Commission file number 33-1983


                           SURETY CAPITAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                    75-2065607
-------------------------------            ---------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)


            1845 Precinct Line Road, Suite 100, Hurst, Texas 76054
            -------------------------------------------------------
                  (Address of principal executive offices)


                                (817) 498-2749
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [ ]


Common stock outstanding on November 5, 1997, 5,751,882 shares

PAGE

                            SURETY CAPITAL CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                       Page No.
------------------------------                                       --------

Item 1.   Financial Statements
-------

          Consolidated Balance Sheets at September 30, 1997
          (unaudited) and December 31, 1996                              3


          Consolidated Statements of Income for the Nine Months
          Ended September 30, 1997 and 1996 (unaudited)                  4


          Consolidated Statements of Income for the Three Months
          Ended September 30, 1997 and 1996 (unaudited)                  5


          Consolidated Statements of Shareholders' Equity for the
          Nine Months Ended September 30, 1997 (unaudited) and for
          the Years Ended December 31, 1996 and 1995                     6


          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1997 and 1996 (unaudited)                  7


          Notes to Consolidated Financial Statements                     9



Item 2.   Management's Discussion and Analysis of Financial
-------   Condition and Results of Operations                           12



PART II.  -  OTHER INFORMATION
------------------------------



Item 1.   Legal Proceedings                                             19
-------

Item 2.   Changes in Securities                                         20
-------

Item 3.   Defaults Upon Senior Securities                               20
-------

Item 4.   Submission of Matters to a Vote of Security Holders           20
-------

Item 5.   Other Information                                             20
-------

Item 6.   Exhibits and Reports on Form 8-K                              20
-------


                                       2
PAGE

                           SURETY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                          September 30, 1997 (unaudited)
                              and December 31, 1996


                                               September 30,     December 31,
                                                   1997             1996
                                               -------------     ------------
Assets:
   Cash and due from banks                     $  6,671,815      $  6,094,457
   Federal funds sold                            11,485,000        16,772,000
   Interest bearing deposits in financial
      institutions                                  190,000           285,842
   Investment securities:
     Available-for-sale                          14,369,508        16,221,273
     Held-to-maturity                            18,376,112        22,561,270
                                               ------------      ------------
          Total investment securities            32,745,620        38,782,543

   Loans                                        117,183,231       105,696,491
   Less:   Unearned interest                     (2,508,953)       (2,544,803)
           Allowance for credit losses           (1,366,662)       (1,284,774)
                                               ------------      ------------
   Net loans                                    113,307,616       101,866,914

   Premises and equipment, net                    3,777,650         3,970,193
   Accrued interest receivable                      855,707         1,083,336
   Other real estate and repossessed assets         130,992           738,198
   Other assets                                   1,738,969           607,214
   Excess of cost over fair value of net
     assets acquired, net of accumulated
     amortization of $1,109,716 and $719,288
     at September 30, 1997 and December 31,
     1996, respectively                           5,990,140         6,238,613
                                               ------------      ------------
         Total assets                          $176,893,509      $176,439,310
                                               ============      ============

Liabilities and shareholders' equity:
   Demand deposits                             $ 22,607,969      $ 23,878,744
   Savings, NOW and money markets                45,076,627        48,372,642
   Time deposits, $100,000 and over              21,631,301        20,276,235
   Other time deposits                           65,683,422        63,162,720
                                               ------------      ------------
      Total deposits                            154,999,319       155,690,341

Accrued interest payable and other liabilities    1,087,832         1,518,417
                                               ------------      ------------
         Total liabilities                      156,087,151       157,208,758
                                               ------------      ------------

Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000
     shares authorized, none issued at
     September 30, 1997 and December 31, 1996             -                 -

   Common stock, $.01 par value, 20,000,000
     shares authorized, 5,786,171 and
     5,763,737 shares issued at September 30,
     1997 and December 31, 1996, respectively,
     and 5,751,882 and 5,748,119 outstanding
     at September 30, 1997 and December 31,
     1996, respectively                              57,862            57,637

   Additional paid-in capital                    16,850,067        16,752,003
   Retained earnings                              3,982,998         2,509,771
   Stock rights issuable                             57,862
   Treasury stock, 34,289 shares at September
     30, 1997 and 15,618 shares at December
     31, 1996 carried at cost                      (172,828)          (74,539)
   Unrealized gain (loss) on available-for
     -sale securities, net of tax                    30,397           (14,320)
                                               ------------      ------------
         Total shareholders' equity              20,806,358        19,230,552
                                               ------------      ------------
         Total liabilities and shareholders'
            equity                             $176,893,509      $176,439,310
                                               ============      ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                       3
PAGE

                              SURETY CAPITAL CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                for the Nine Months Ended September 30, 1997 and 1996
                                   (unaudited)

                                                     Nine Months Ended
                                               September 30,    September 30,
                                                   1997             1996
                                               -------------    -------------
Interest income:
   Insurance premium financing                 $  3,717,187     $  2,509,161
   Commercial and real estate loans               3,472,758        3,245,672
   Medical receivables factoring                  1,713,678          843,071
   Consumer loans                                   968,832        1,084,355
   Federal funds sold                               323,455          875,221
   Investment securities:
      Taxable                                     1,561,055        1,637,835
      Tax-exempt                                    237,685          243,673
   Interest bearing deposits                         12,763           36,771
                                               ------------     ------------
         Total interest income                   12,007,413       10,475,759
                                               ------------     ------------

Interest expense:
   Savings, NOW and money market                    937,393          760,635
   Time deposits, $100,000 and over                 839,902          754,507
   Other time deposits                            2,512,759        2,439,884
   Other interest expense                                 -            6,612
                                               ------------     ------------
         Total interest expense                   4,290,054        3,961,638
                                               ------------     ------------
            Net interest income before
             provision for credit losses          7,717,359        6,514,121
                                               ------------     ------------

Provision for credit losses                         295,000           90,000
                                               ------------     ------------

         Net interest income                      7,422,359        6,424,121
                                               ------------     ------------

Noninterest income                                1,764,705        1,354,776
                                               ------------     ------------

Noninterest expense:
   Salaries and employee benefits                 3,392,296        3,153,119
   Occupancy and equipment                        1,123,513          933,008
   General and administrative                     2,265,249        1,965,581
                                               ------------     ------------
         Total non interest expense               6,781,058        6,051,708
                                               ------------     ------------

            Income before income taxes            2,406,006        1,727,189


Income tax expense:
   Current                                          874,917          593,972
                                               ------------     ------------

         Net income                            $  1,531,089     $  1,133,217
                                               ============     ============

Net income per share of common stock                  $0.27            $0.22
                                               ============     ============

Weighted average shares outstanding               5,751,212        5,262,716
                                               ============     ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                       4
PAGE

                             SURETY CAPITAL CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
               for the Three Months Ended September 30, 1997 and 1996
                                   (unaudited)


                                                    Three Months Ended
                                                September 30,   September 30,
                                                   1997            1996
                                               -------------   -------------
Interest income:
   Insurance premium financing                   $1,257,910      $1,015,623
   Commercial and real estate loans               1,167,596         975,364
   Medical receivables factoring                    514,403         504,193
   Consumer loans                                   312,418         376,151
   Federal funds sold                                63,481         211,590
   Investment securities:
      Taxable                                       430,965         597,225
      Tax-exempt                                     79,180          82,622
   Interest bearing deposits                          1,544           6,060
                                                 ----------      ----------
         Total interest income                    3,827,497       3,768,828
                                                 ----------      ----------

Interest expense:
   Savings, NOW and money market                    282,380         242,743
   Time deposits, $100,000 and over                 300,645         275,101
   Other time deposits                              856,708         835,780
   Other interest expense
                                                 ----------      ----------
         Total interest expense                   1,439,733       1,353,624
                                                 ----------      ----------
            Net interest income before
              provision for credit losses         2,387,764       2,415,204
                                                 ----------      ----------

Provision for credit losses                         145,000          45,000
                                                 ----------      ----------

         Net interest income                      2,242,764       2,370,204
                                                 ----------      ----------

Noninterest income                                  642,930         474,663
                                                 ----------      ----------

Noninterest expense:
   Salaries and employee benefits                   974,048       1,132,097
   Occupancy and equipment                          389,769         335,743
   General and administrative                       724,199         698,978
                                                 ----------      ----------
         Total non interest expense               2,088,016       2,166,818
                                                 ----------      ----------

            Income before income taxes              797,678         678,049


Income tax expense:
   Current                                          277,304         235,266
                                                 ----------      ----------

         Net income                              $  520,374      $  442,783
                                                 ==========      ==========

Net income per share of common stock                  $0.09           $0.08
                                                 ==========      ==========

Weighted average shares outstanding               5,751,882       5,746,512
                                                 ==========      ==========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                                       5
PAGE

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             for the Nine Months Ended September 30, 1997 (unaudited)
                and for the years ended December 31, 1996 and 1995


                                                                                                         Unrealized
                                                                                                         Gain/(Loss)
                                   Common Stock                                                             on
                               -------------------    Additional     Retained      Stock                 Available-
                                             Par        Paid-In      Earnings/     Rights     Treasury    for-Sale      Total
                                 Shares     Value       Capital      (Deficit)    Issuable      Stock    Securities     Equity
                               ---------   -------    ----------    ----------    --------    --------   -----------  -----------
Balance at December 31, 1994   3,040,829   $30,408    $8,113,214    $ (75,102)                            $(2,839)    $8,065,681
                               ---------   -------    ----------    ----------    --------    --------   -----------  -----------

Sale of Common Stock             459,500     4,595     1,192,587                                                       1,197,182

Purchase of Treasury Stock
   (10,166 shares)                                                                            $(50,830)               $  (50,830)

Net Income                                                            886,886                                            886,886

Exercise of stock options         16,266       163        50,668                                                          50,831

Change in unrealized gain/
   (losses) on available-
   for-sale securities,
   net of tax, $74,544                                                                                    144,722        144,722
                               ---------   -------    ----------    ----------    --------    --------   -----------  -----------
Balance at December 31, 1995   3,516,595    35,166     9,356,469      811,784                  (50,830)   141,883     10,294,472
                               ---------   -------    ----------    ----------    --------    --------   -----------  -----------

Sale of Common Stock           2,239,218    22,392     7,371,901                                                       7,394,293

Purchase of Treasury Stock
   (5,452 shares)                                                                              (23,709)                  (23,709)

Net Income                                                          1,697,987                                          1,697,987

Exercise of stock options          7,924        79        23,633                                                          23,712

Change in unrealized gain/
   (losses)on available-
   for-sale securities,
   net of tax, $(81,147)                                                                                 (156,203)      (156,203)
                               ---------   -------    ----------    ----------    --------    --------   -----------  -----------
Balance at December 31, 1996   5,763,737    57,637    16,752,003    2,509,771                  (74,539)   (14,320)    19,230,552
                               ---------   -------    ----------    ----------    --------    --------   -----------  -----------

Stock Rights Issuable                                                 (57,862)     $57,862

Purchase of Treasury Stock
   (18,671 shares)                                                                             (98,289)                  (98,289)

Net Income                                                          1,531,089                                          1,531,089

Exercise of stock options         22,434       225        98,064                                                          98,289

Change in unrealized gain/
   (losses) on available-
   for-sale securities,
   net of tax, $19,800                                                                                     44,717         44,717
                               ---------   -------   -----------   ----------     --------   ----------  ----------- ------------
Balance at September 30, 1997  5,786,171   $57,862   $16,850,067   $3,982,998      $57,862   $(172,828)   $30,397    $20,806,358
                               ---------   -------   -----------   ----------     --------   ----------  ----------- ------------


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                       6
PAGE

                              SURETY CAPITAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the Nine Months Ended September 30, 1997 and 1996
                                     (unaudited)

                                                        September 30,
                                                        -------------
                                                      1997          1996
                                                  -----------    -----------
Cash flows from operating activities:
  Net income                                      $ 1,531,089    $ 1,133,217
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for credit losses                     295,000         90,000
      Provision for depreciation                      510,022        457,502
      Amortization of intangible assets               390,428        182,849
      Gain on sale of available-for-sale securities   (10,379)
      Gain on sale or disposal  of assets            (110,888)
      Net (decrease) increase in unearned interest
        on loans                                      (35,850)       451,427
      Net increase(decrease) in other assets          239,399       (103,009)
      Net decrease in accrued interest payable and
        other liabilities                            (450,385)      (243,238)
                                                  -----------    -----------

         Net cash provided by operating activities  2,358,436      1,968,748
                                                  -----------    -----------

Cash flows from investing activities:
  Net increase in loans                            (9,101,888)   (14,059,111)
  Payments received on purchased medical claims
    receivables                                    14,899,958     13,278,557
  Purchases of medical claims receivables         (18,753,754)   (10,404,482)
  Purchases of available-for-sale securities       (5,973,016)    (7,239,958)
  Proceeds from sales of available-for-sale
    securities                                      2,948,507
  Proceeds from maturities of available-for-sale
    securities                                      4,951,170      4,883,718
  Purchases of held-to-maturity securities                        (2,977,925)
  Proceeds from maturities of held-to-maturity
    securities                                      4,185,158      8,495,145
  Proceeds from maturities of interest bearing
    deposits in financial institutions                 95,842      1,034,216
  Purchases of bank premises and equipment           (362,352)      (429,747)
  Proceeds from sale of bank premises and equipment   119,780
  Proceeds from sale of other real estate and
    repossessed assets                                613,539
  Direct cost incurred for bank acquisition                         (106,113)
  Net cash acquired through acquisition                            3,876,901
                                                  -----------    -----------

         Net cash used in investing activities     (6,377,056)    (3,648,799)
                                                  -----------    -----------

Cash flows from financing activities:
  Net decrease in deposits                           (691,022)    (6,555,012)
  Principal payments on notes payable                               (375,000)
  Purchase of treasury stock                          (98,289)       (23,709)
  Exercise of stock options                            98,289         23,712
  Proceeds from the sale of stock                                  7,452,098
                                                  -----------    -----------

         Net cash (used in) provided by financing
           activities                                (691,022)       522,089
                                                  -----------    -----------

Net decrease in cash and cash equivalents          (4,709,642)    (1,157,962)

Beginning cash and cash equivalents                22,866,457     23,217,018
                                                  -----------    -----------

Ending cash and cash equivalents                  $18,156,815    $22,059,056
                                                  ===========    ===========



                   The accompanying notes are an integral part
                     of the consolidated financial statements.

                                       7
PAGE

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the Nine Months Ended September 30, 1997 and 1996
                                  (unaudited)

                                                           September 30,
                                                      -----------------------
                                                        1997          1996
                                                      --------    -----------
Supplemental schedule of noncash investing and
     financing activities:
  Transfers of repossessed collateral to other
    assets                                            $750,739
  Transfer from loans to other assets                 $850,000
  Additions to loans to facilitate the sale of
    other real estate and other assets                $344,907
  Adjustments to other assets subsequent to
    acquisition                                       $141,955
  Declaration of Stock Dividend                       $ 57,862

  Net cash acquired through acquisitions:
    Interest bearing deposits in financial
      institutions                                                $   274,242
    Investment securities                                          21,214,629
    Net loans                                                      18,476,948
    Premises and equipment, net                                     1,270,401
    Other assets                                                      896,832
    Excess of cost over fair value of net
      assets acquired                                               3,881,881
    Deposits                                                      (49,237,113)
    Other liabilities                                                (654,721)
                                                                  ------------

Net cash acquired through acquisitions                            $(3,876,901)
                                                                  ============



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                       8
PAGE

                          SURETY CAPITAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:
        ----------------------

	The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
        In the opinion of the Company, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations and its cash flows for the indicated periods have been included. The results of operations for such interim period are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

2.	Loans, net:
        -----------

	At September 30, 1997 and December 31, 1996, the loan portfolio was composed of the following:


                                            September 30,    December 31,
                                                 1997            1996
                                            -------------    ------------
             Insurance premium financing    $ 46,395,314    $ 39,168,604
             Installment loans                10,316,265      12,631,520
             Commercial loans                 22,715,798      22,745,139
             Real estate loans                27,255,527      24,774,167
             Medical claims receivable        10,500,327       6,377,061
                                            ------------    ------------
             Total gross loans               117,183,231     105,696,491

             Unearned interest                (2,508,953)     (2,544,803)
             Allowance for credit losses      (1,366,662)     (1,284,774)
                                            ------------    ------------

             Loans, net                     $113,307,616    $101,866,914
                                            ============    ============

	Activity in the allowance for credit losses is as follows:

                                          Nine Months   Three Months    Nine Months    Three Months
                                             Ended         Ended           Ended          Ended
                                         September 30,  September 30,  September 30,   September 30,
                                             1997           1997           1996            1996
                                         ------------   ------------   ------------    ------------
           Beginning balance              $1,284,774     $1,300,567     $  702,927       $1,295,165
           Provision for credit losses       295,000        145,000         90,000           45,000
           Bank acquisition                                       -        614,700                -
           Loans charged off, net of
             recoveries                     (213,112)       (78,905)      (115,438)         (47,976)
                                          ----------     ----------     ----------       ----------
           Ending balance                 $1,366,662     $1,366,662     $1,292,189       $1,292,189
                                          ==========     ==========     ==========       ==========


	Loans on which the accrual of interest has been discontinued amounted to approximately $126,000 and $144,000 at September 30, 1997 and December 31, 1996, respectively.

                                       9
PAGE

                          SURETY CAPITAL CORPORATION
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

        At September 30, 1997 and December 31, 1996, the Company's recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") consists primarily of commercial loans and installment loans as follows:

                                                       September 30,      December 31,
                                                           1997               1996
                                                       -------------      ------------
              Impaired loans                            $ 10,356,686       $ 4,837,271
              Impaired loans with related allowance
                calculated under SFAS 114                  9,165,643         3,209,403
              Allowance on impaired loans calculated
                under SFAS 114                               853,522           387,386
              Impaired loans with no allowance
                calculated under SFAS 114                  1,191,043         1,627,868

                                                     For the nine    For the twelve
                                                     months ended     months ended
                                                     September 30,    December 31,
                                                         1997             1996
                                                     -------------   --------------
              Average impaired loans                 $ 7,651,462      $ 3,436,870
              Interest income recognized on
                impaired loans                           694,370          415,861

        As of September 30, 1997 and December 31, 1996, there were no commitments to lend additional funds for loans considered impaired.

3.	Stock Option Plans:
        -------------------

        The Company has two long-term incentive stock option plans for key senior officers of the Company. The stock option plans provide these key employees with options to purchase shares of the Company's Common Stock at an exercise price equal to the fair market value of such Common Stock on the date of grant. The Company has also adopted a stock option plan for directors of the Company who are not employees of the Company.

4.      Stockholders' Rights Agreement:
        -------------------------------

        Pursuant to the Rights Agreement dated June 17, 1997 between the Company and Securities Transfer Corporation, as rights agent, the Company declared a dividend of one common stock purchase right (a "Right") for each outstanding share of common stock, $0.01 par value, of the Company (the "Common Stock Purchase Plan") to stockholders of record at the close of business on June 6, 1997.

        Each Right initially entitles stockholders to buy one share of Common Stock at an exercise price of $50.00 (the "Purchase Price"). The Rights will be exercisable only if a person or group acquires 15% or more of the Common Stock or announces a tender offer the consummation of which would result in ownership by such person or group of 15% or more of the Common Stock. The Company will be entitled to redeem the Rights at $0.0001 per Right at any time prior to the tenth day after a person or group acquires 15% or more of the Common Stock, other than pursuant to a transaction approved by the Company's Board of Directors. The Rights are redeemable even after a 15% or more acquisition, if the Board so determines, in connection with a merger of the Company with a "white knight" and under other circumstances.

        In the event of a 15% or more acquisition, each Right will entitle its holder to purchase that number of shares of Common Stock equal to the result obtained by dividing the Purchase Price by 50% of the then current market price of the Common Stock.

        If the Company, or any subsidiary of the Company, is acquired in a merger or other business combination transaction in which the Common Stock is exchanged or changed, or 50% or more of the Company's assets or earning power are sold, each Right will entitle its holder to purchase that number of shares of common stock of the surviving or acquiring entity equal to the result obtained by dividing the Purchase Price by 50% of the then current market price of the common stock of the surviving or acquiring entity.


5.	Other Receivables:
        ------------------

        The Company's subsidiary, Surety Bank, National Association (the "Bank"), has learned that a number of insurance premium finance agreements on which it has made loans may be fictitious or forged.
        The matter is under continuing investigation by state and federal authorities. All of the loans were originated through one insurance agency. The total unpaid balance of all of the loans in question is approximately $1,100,000. This amount has been reclassified from loans to other receivables and will remain in a non-accrual account until collected. The Bank has commenced legal action against the parties believed to be responsible. Management believes it has meritorious avenues of collection and no material losses are expected.

                                       10
PAGE

                           SURETY CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


6.	Subsequent Events:
        ------------------

        On October 10, 1997 the Company and Surety Bank entered into an agreement to acquire TexStar National Bank ("TexStar"), located in Universal City, Texas. The purchase price for TexStar is projected to be approximately $19.59 per share of TexStar common stock outstanding (total cash consideration: approximately $9,500,000), which will be paid to the shareholders of TexStar in connection with the merger of TexStar with and into Surety Bank.

        As of September 30, 1997, TexStar had total assets of $73,635,427, total deposits of $65,681,173, total loans of $32,551,203, total equity of $5,647,545 and year to date net income of $394,682. TexStar has five full service banking facilities located primarily in suburban areas northeast of San Antonio, Texas.

        The completion of the merger will result in Surety Bank increasing its asset size to approximately $250,000,000. This will represent an approximate 43% increase in asset size. The completion of the merger is subject to a number of contingencies, including regulatory approvals by applicable banking authorities, due diligence review by Surety Bank of TexStar's business operations, the raising of sufficient funds by Surety Capital to facilitate the transaction, approval by TexStar's shareholders, and other matters. If consummated, the transaction is expected to close on or before March 31, 1998.

                                       11
PAGE

ITEM 2.	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS:
         ---------------------

GENERAL

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company has one wholly owned subsidiary, Surety Bank, National Association, a national banking association
("Surety Bank").

The information presented below reflects the lending and related funding business of the Company:


                                     Nine Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                           1997                   1996
                                     -----------------      -----------------
      INSURANCE PREMIUM FINANCING:

      Average balance outstanding     $   45,009,669         $   26,849,509
      Average yield                            11.0%                  12.5%
      Interest income                 $    3,717,187         $    2,509,161

      MEDICAL FACTORING, CONSUMER,
      COMMERCIAL AND REAL ESTATE
      FINANCING:

      Average balance outstanding     $   67,559,030         $   54,775,163
      Average yield                            12.2%                  12.6%
      Interest income                 $    6,155,268         $    5,173,098

      COST OF FUNDS:

      Average balance outstanding (1) $  154,999,987         $  144,184,834
      Average interest rate                     3.7%                   3.7%
      Interest expense                $    4,290,054         $    3,961,638

      AVERAGE MONTHLY AMOUNTS:

      Total interest income           $    1,334,157         $    1,163,973
      Total interest expense          $      476,673         $      440,182
      Provision for credit losses     $       32,778         $       10,000
      Noninterest income              $      196,078         $      150,531
      Noninterest expense             $      753,451         $      672,412







        (1) Includes $0 and $80,144 of short-term borrowings and $0 and $6,612 of interest expense on short-term borrowings for the nine months ended September 30, 1997 and 1996, respectively.

Note: Average balances are computed using daily balances throughout each period.

                                       12
PAGE

                             AVERAGE BALANCE SHEET

                                                     Nine Months Ended September 30, 1997
                                                    ---------------------------------------
                                                     Average                       Average
                                                     Balance       Interest          Rate
                                                    ---------     ----------      ---------
ASSETS:
   Interest earnings assets:
     U.S. Treasury and agency securities
        and due from time                         $ 37,585,012    $1,811,503(1)       6.4%
     Federal funds sold                              8,613,801       323,455          5.0%
     Loans(2)                                      112,568,699     9,872,455(3)      11.7%
     Allowance for credit losses                    (1,319,124)         N/A           N/A
                                                  ------------    ----------         -----
           Total interest earning assets           157,448,388    12,007,413         10.2%
                                                  ------------    ----------         -----

   Cash and due from banks                           5,668,715
   Premises and equipment                            3,882,628
   Accrued interest receivable                         972,556
   Other assets                                      7,456,061
                                                  ------------
           Total assets                           $175,428,348
                                                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

   Interest bearing liabilities:
     Interest bearing demand deposits             $ 39,227,467    $  797,744          2.7%
     Savings deposits                                7,737,747       139,649          2.4%
     Time deposits                                  85,717,079     3,352,661          5.2%
                                                  ------------    ----------         -----
           Total interest bearing liabilities      132,682,293     4,290,054          4.3%
                                                  ------------    ----------         -----
             Net interest income                                  $7,717,359
                                                                  ==========
Net interest spread                                                                   5.9%
                                                                                     -----
Net interest income to average earning assets                                         6.5%
                                                                                     =====

Noninterest bearing deposits                        22,317,694
Accrued interest payable and other liabilities       1,504,300
                                                  ------------

           Total liabilities                       156,504,287

Shareholders' equity                                18,924,061
                                                  ------------

             Total liabilities and
                shareholders' equity              $175,428,348
                                                  ============

(1) Interest income on the tax-exempt securities does not reflect the tax equivalent yield.
(2) Loans on nonaccrual status have been included in the computation of average balances.
(3) The interest income on loans does not include loan fees. Loan fees are immaterial and are included in noninterest income.

                                       13
PAGE

Nine Months Ended September 30, 1997 Versus Nine Months Ended
   September 30, 1996.

The Company reported an increase of 35.1% in net earnings of $1,531,089 as compared to $1,133,217 during the nine months ended September 30, 1997 and 1996, respectively. Earnings per share were $0.27 and $0.22 for the nine months ended September 30, 1997 and 1996, respectively. The increase in net earnings is principally attributed to an increase in the average balance of loans outstanding. The yields earned by the Company on its loan portfolio during the nine months ended September 30, 1997 and 1996 were 11.7% and 12.0%, respectively, while the average cost of funds for the Company for the same periods was unchanged at 3.7%. The average balance of loans outstanding was $112,568,699 and $85,351,415 for the nine months ended September 30, 1997 and 1996, respectively. The loan-to-deposit ratio as of September 30, 1997 and 1996 was 73.1% and 62.7%, respectively. With the completion of the acquisition of First National Bank in Midlothian, Texas in early 1996, Surety's loan-to-deposit ratio fell to approximately 50.0%. At that time management determined that until Surety's loan-to-deposit ratio returned to its desired level of 75%, Surety would suspend its merger and acquisition activity, and concentrate on asset utilization and profit maximization. Surety's average loan-to-deposit ratio for the third quarter of 1997 was 75.6%, and Surety resumed its growth and acquisition strategy.

Total interest income increased 14.6% to $12,007,413 from $10,475,759, for the nine months ended September 30, 1997 and 1996, respectively, while total interest expense increased 8.3% to $4,290,054 from $3,961,638, for the nine months ended September 30, 1997 and 1996, respectively, resulting in a 18.5% increase in net interest income before provision for credit losses to $7,717,359 from $6,514,121 for these same periods. The Company's loan growth for the nine months ended September 30, 1997 was concentrated within medical claims factoring and insurance premium financing. For the nine months ended September 30, 1997, real estate loans increased by 10.0% to $27,255,527 from $22,745,139, commercial lending decreased by 0.1% to $22,715,798 from $22,774,167, consumer loans decreased by 18.3% to $10,316,266 from $12,631,520, medical claims factoring increased by 64.7% to $10,500,327 from $6,377,061, and insurance premium financing increased by 18.4% to $46,395,314 from $39,168,604. The overall net growth in the loan portfolio is attributed to management's marketing efforts. The average volume of medical claims factoring, consumer, commercial, and real estate lending increased 23.3%, with a decrease in the average yields on those loans from 12.6% to 12.2%, over the last twelve months. The 67.6% increase in the average volume of insurance premium financing loans was accompanied by a yield of 11.0% and 12.4% on those loans for the nine months ended September 30, 1997 and 1996, respectively. The average balance of interest bearing deposits increased 7.5%, while the average rate paid remained unchanged at 3.7%.

The Company recorded a $295,000 provision for credit losses during the nine months ended September 30, 1997 compared to a $90,000 provision for credit losses during the nine months ended September 30, 1996. The increased provision taken during 1997 can be attributed to the loan growth in insurance premium finance and medical claims factoring. As the Company's ratio of net charge-offs to average loans remained unchanged for these periods, the Company provided amounts, through charges to earnings, to maintain the allowance for credit losses at an adequate level. Management believes that all known losses in the portfolio have been recognized.

The Company's noninterest income increased 30.3% to $1,764,705 from $1,354,776 for the nine months ended September 30, 1997 and 1996, respectively. This increase compares to a corresponding increase in average noninterest bearing deposits of 11.3% to $22,317,694 from $20,061,217 for these same periods along with a growth in average volume of insurance premium finance loans of 67.6% (over the prior twelve months). Noninterest income is generated primarily from fees associated with noninterest and interest bearing accounts.
Noninterest expense increased 12.1%, primarily the result of a 7.6% increase in salaries and employee benefits, a 20.4% increase in occupancy and equipment expenses, and a 15.2% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the acquisitions of First National Bank in Midlothian, Texas, and Providers Funding Corporation in the first quarter of 1996. Increases in general and administrative expenses relate primarily to the operation of the Midlothian branch and the medical claims factoring division, and legal and professional fees.

                                       14
PAGE

Three Months Ended September 30, 1997 Versus Three Months Ended
    September 30, 1996

The Company earned $520,374 as compared to $442,783 during the three months ended September 30, 1997 and 1996, respectively. Earnings per share were $0.09 and $0.08 for the three months ended September 30, 1997 and 1996, respectively. Total interest income increased 1.6% to $3,827,497 from $3,768,828, while total interest expense increased 6.4% to $1,439,733 from $1,353,624, resulting in a 1.1% decrease in net interest income before provision for credit losses to $2,387,764 from $2,415,204.

The Company recorded a $145,000 provision for credit losses during the three months ended September 30, 1997 compared to $45,000 provision for credit losses during the three months ended September 30, 1996. The increased provision taken during the three months ended September 30, 1997 can be attributed to the loan growth in insurance premium finance and medical claims factoring.
As the three month's ended September 30, the Company's ratio of net charge-offs to average loans remained unchanged for these periods, the Company provided amounts, through charges to earnings, to maintain the allowance for credit losses at an adequate level. Management believes that all known losses in the portfolio have been recognized.

The Company's noninterest income increased 35.4% to $642,930 from $474,663 for the three months ended September 30, 1997 and 1996, respectively, while noninterest expense decreased 3.6%.


Parent Company Only Results of Operations.
------------------------------------------

The Company serves as a parent company to Surety Bank and has minimal separate business activities. For the nine months ended September 30, 1997, the Company had only nominal interest income of approximately $16,000, and approximately $118,000 in noninterest expenses. The noninterest expenses, which increased 19.7% from the same period in the prior year, consisted primarily of legal and professional fees incurred in the operation of the Company and in the maintenance of the Company's public company status under applicable securities laws and regulations.


ALLOWANCE FOR CREDIT LOSSES

The Company recorded a $295,000 provision for credit losses during the nine months ended September 30, 1997 compared to a $90,000 provision during the nine months ended September 30, 1996. The increased provision taken during 1997 can be attributed to the loan growth in insurance premium finance and medical claims factoring. The Company's provision for credit losses is based upon quarterly loan portfolio reviews by management. The purpose of the reviews is to assess loan quality, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the market economy. Credit losses different from the allowance provided by the Company are likely, and credit losses in excess or deficient of the allowance for credit losses are possible. Credit losses in excess of the amount of the allowance could and probably would have a material adverse effect on the financial condition of the Company.

The ratio of charge-offs, net of recoveries, to average loans at September 30, 1997 was 0.19%, as compared to 0.18% at September 30, 1996. The ratio of the allowance for credit losses to total loans was 1.2% at September 30, 1997 as compared to 1.3% at September 30, 1996. The allowance for credit losses was $1,366,662 and $1,292,189 at September 30, 1997 and 1996, respectively.

                                       15
PAGE

CURRENT TRENDS AND UNCERTAINTIES

Economic trends and other developments could adversely affect the Company's operations. Regulatory changes may increase the Company's cost of doing business or otherwise impact it adversely.


LIQUIDITY

The Company's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At September 30, 1997, 16.3% of Surety Bank's interest bearing liabilities were in the form of time deposits of $100,000 and over. Although unlikely, if a large number of these time deposits matured at approximately the same time and were not renewed, Surety Bank's liquidity could be adversely affected. Currently, the maturities of Surety Bank's large time deposits are spread throughout the year, and Surety Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

Over the long term, the ability of the Company to meet its cash obligations will depend substantially on its receipt of dividends from Surety Bank, which are limited by banking statutes and regulations.


CAPITAL RESOURCES

Shareholders' equity at September 30, 1997 was $20,806,358 as compared to $19,230,552 at December 31, 1996. The Company had consolidated net income of $1,531,089 for the nine months ended September 30, 1997.

Under the regulatory risk-based capital framework, Surety Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half, or 4%, must be in the form of Tier 1 (core) capital. The remaining one-half, or 4%, may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of the loan loss allowances that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for Surety Bank was 11.10% and 12.29%, respectively, at December 31, 1996 and 11.90% and 13.07%, respectively, at September 30, 1997. In addition, Surety Bank is expected to maintain a Tier 1 capital to total assets ratio (Tier 1 leverage ratio) of at least 3%. Surety Bank is currently, and expects to continue to be, in compliance with these capital requirements.

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

The Board of Governors of the Federal Reserve System (the "Federal Reserve") has established a policy sometimes known as the "source of strength doctrine" that requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has interpreted this requirement to require that a bank holding company, such as the Company, stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. The Federal Reserve has stated that it would generally view a failure to assist a troubled or failing subsidiary bank in these circumstances as an unsound or unsafe banking practice, a violation of Regulation Y, or both, justifying a cease and desist order or other enforcement action, particularly if appropriate resources are available to the bank holding company on a reasonable basis. The requirement that a bank holding company, such as the Company, make its assets and resources available to a failing subsidiary bank could have an adverse effect upon the Company and its shareholders.

                                       16
PAGE

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion No. 15, "Earnings per Share" ("Opinion 15"), and makes them comparable to international EPS standards. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 31, 1997, including interim periods; earlier application is not permitted. Basic EPS under SFAS 128 was $0.27 and $0.22 for the nine months ended September 30, 1997 and 1996, respectively, and fully diluted EPS was $0.26 and $0.22 for the nine months ended September 30, 1997 and 1996, respectively. SFAS 128 requires restatement of all prior-period EPS data presented.

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


IMPACT OF INFLATION, CHANGING PRICES AND MONETARY POLICIES

The financial statements and related financial data concerning the Company in this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of Surety Bank, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank. The Federal Reserve Bank implements national monetary policy such as seeking to curb inflation and combat recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing by banks and establishment of reserve requirements against bank deposits. The actions of the Federal Reserve Bank in these areas influence the growth of bank loans,

                                       17
PAGE
investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on Surety Bank and its results of operations are not predictable.

                                       18
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

        When the MacGregor case was initially filed, Shortline sought a restraining order against the Bank concerning the MacGregor funds.
        When the Bank received notice of competing claims to some or all of these funds by Tennessee, the Bank intervened and interpled approx imately $600,000 into the court's registry. Shortline now seeks, inter alia, damages against the Bank from an alleged wrongful offset wherein the Bank allegedly exercised control over the MacGregor funds at the Bank pursuant to agreements with MacGregor. The Bank moved for and obtained a summary judgment that its intervention and interpleader of funds was proper. Shortline also sought and obtained a summary judgment from the trial court that the funds interpled by the Bank into the court's registry belonged to Shortline. Tennessee appealed the summary judgment to the Fort Worth Court of Appeals. The Fort Worth Court of Appeals affirmed the trial court's ruling that the Bank's intervention and interpleader was proper but reversed the trial court's ruling that the funds in the court belonged to Shortline. Currently, Shortline and Tennessee have made application to the Texas Supreme Court to allow an appeal of the ruling from the Fort Worth Court of Appeals. Shortline and Tennessee have appealed that decision to the Texas Supreme Court which has yet to rule on that appeal.

        In the Anchorage case, Tennessee claims that the Bank allegedly transferred funds in and out of the Anchorage accounts after allegedly receiving notice of court orders prohibiting such transfers. Discovery in this case is in the initial stages and the damages sought by Tennessee are not yet certain. Discovery in this case is ongoing and the damages sought by Tennessee are not yet certain.

                                       19
PAGE

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

        (a)  Exhibits

             27      Financial Data Schedule*

        * Filed herewith.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended September 30, 1997.



                                       20
PAGE

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 17, 1997               SURETY CAPITAL CORPORATION


                                         By:  /s/ C. Jack Bean
                                              ----------------
                                              C. Jack Bean
                                              Chairman of the Board and
                                              Chief Executive Officer



                                         By:  /s/ B.J. Curley
                                              ---------------
                                              B.J. Curley
                                              Vice President, Chief Financial
                                              Officer and Secretary