Form 10-K
period 1997-12-31
SURETY CAPITAL CORP /DE/
filed 1998-03-26
CIK 784932

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ________________

                                   FORM 10-K
Mark One

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1997 --- Commission File Number 33-1983; OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the Transition Period From ___________ to
       ___________.

                              ____________________

                           SURETY CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

              Delaware                                   75-2065607
--------------------------------------------------------------------------------
       (State of Incorporation)                    (IRS Employer Identification
                                                                No.)

             1845 Precinct Line Road, Suite 100, Hurst, Texas 76054
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (817) 498-2749
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

     The aggregate market value of Common Stock held by nonaffiliates of the Registrant, based on the quoted price of the Common Stock as reported on the American Stock Exchange on March 20, 1998, was $27,349,940. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant. As of March 20, 1998, 5,757,882 shares of Common Stock were outstanding.

     Documents Incorporated by Reference:  Portions of the Company's Proxy
     -----------------------------------
Statement dated not later than 120 days after the end of the Company's most recent fiscal year, filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1998 Annual Meeting of Stockholders of Surety Capital Corporation, are incorporated by reference into Part III.

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

THE COMPANY

     Surety Finance Company, the predecessor to the Company, commenced business in 1985 as a sole proprietorship owned by C. Jack Bean and Lorene Sims Bean. On December 30, 1989 the Company acquired approximately 98% of the common stock of the Bank and subsequently increased its ownership to 100%. Prior to acquisition of the Bank, the Company operated as a casualty insurance premium finance company licensed by the State of Texas. Upon its acquisition by the Company, the Bank began making insurance premium finance ("IPF") loans, and the Company ceased writing new IPF business to allow the Bank to succeed to the existing business of the Company at that time. The Company conducts all its operations through the Bank.

ACQUISITIONS

     In the past five years, the Company has increased its asset size and geographically diversified its business through a number of acquisitions. In March 1993 the Company acquired First State Bank, Wells, Texas, for $1.1 million ("Wells Acquisition"), and acquired Bank of East Texas, Chester, Texas, for $645,676 ("Chester Acquisition"). In June 1994 the Company acquired The Farmers Guarnaty State Bank of Kennard, Kennard, Texas, with $14.4 million in assets for $1.2 million in the Kennard Acquisition. The Company financed each of these three acquisitions with internally generated funds. In December 1994 the Company acquired First National Bank, Whitesboro, Texas, with $41.3 million in assets for $6 million in the Whitesboro Acquisition. The Company financed the Whitesboro Acquisition in part through a private placement of 667,400 shares of its common stock, pursuant to which the Company raised approximately $2.2 million, and in part through a $1.75 million loan from a financial institution. In September 1995 the Company financed the acquisition of the Waxahachie, Texas branch of Bank One, Texas, National Association with internally generated funds. At the closing of the Waxahachie acqusition, the Company assumed deposits and other liabilities totaling approximately $16.6 million, and paid a deposit premium of approximately $331,000. In February 1996 the Company acquired the First National Bank, Midlothian, Texas, with $53.8 million in assets for $6,595,707. The Company financed the Midlothian Acquisition through an $7,394,293 underwritten public offering of its shares of common stock. In March 1996 the Company acquired all of the assets and assumed approximately $50,000 of liabilities of Providers Funding Corporation, a Dallas-based medical claims servicing company, for a purchase price of $1,000,000 plus the issuance of 25,398 shares of Common Stock.

     The Company views these acquisitions as a means of expanding its operations and believes that the acquisitions have contributed favorably to the financial condition and results of operations of the Company. The Company continues to actively serve the banking needs of local communities where it makes acquisitions. In addition, the acquired deposits allow the Company to increase its primary lending activity of insurance premium financing. The Company's strategy is to continue to acquire community banks with low loan-to-deposit ratios and to use excess deposits to fund insurance premium financing and other lending products.

THE BANK

     The Bank was chartered as a national banking association in 1963. The Bank's principal offices are located at 1845 Precinct Line Road, Suite 100, Hurst, Texas 76054, and its telephone number is 817-498-2749. The Bank also operates seven branches in Chester, Kennard, Lufkin, Midlothian, Waxahachie, Wells and Whitesboro, Texas. The Bank owns a 17% interest in McCoy Myers and Associates, Inc., a bank computer data processing service corporation.

COMMERCIAL AND CONSUMER BANKING

     The Company's lending activities were divided approximately evenly between its niche lending products of insurance premium financing and medical claims factoring, on the one hand, and the more traditional community bank loans such as commercial, real estate and consumer loans, as of December 31, 1997. At December 31, 1997 approximately 23.0%, 10.5%, 26.5% and 40.0% of the Company's total loan portfolio represented commercial loans, consumer banking loans, real estate loans, and IPF loans, respectively.

     The Company provides general commercial banking services for corporate and other business clients as a part of the Company's efforts to serve the local communities in which it operates. The Company's commercial loans are generally made to provide working capital, to finance the purchase of equipment, and for the expansion of existing businesses. These loans typically are secured by the assets of the businesses, including real estate, inventories, receivables, equipment and cash. Virtually all of these loans are also guaranteed by the owners of the businesses. The average yield during the twelve months ended December 31, 1997 for the Company's commercial lending activities was 9.9%. The Company's commercial loans generally have maturities of twelve months or less.

     The Company provides a full range of consumer banking services, including checking accounts, "NOW" and "money market" accounts, savings programs, installment and real estate loans, money transfers and safe deposit facilities.

INSURANCE PREMIUM FINANCING

     Insurance premium financing ("IPF") was the first niche lending product emphasized by the Company. IPF involves lending money to purchasers of property and casualty insurance (the "insureds") for the payment of their annual insurance premiums. This is an established type of lending, which has typically been provided by special purpose subsidiaries of major insurance companies and by finance companies. IPF loans are structured so as to decrease the risk of loss on a default by the insured, although the structure will not necessarily decrease the risk of loss in certain circumstances, such as the insolvency of an insurance company or agency fraud. The following three factors decrease the risk of loss created by an insured who defaults in the payment of his premiums:

     . Approximately 25% of the annual premium must be paid by the insured at the time the insurance is purchased, so the amount of the loan represents only approximately 75% of the annual insurance premium.

     . At any date before the end of the policy term, a portion of the premium is not yet earned because it applies to the period from that date to the end of the policy term. This unearned premium is refunded if the policy is canceled before the end of the policy term. The amount of the premium financed is generally payable over the first nine months of the policy's term, so the unearned premium exceeds the outstanding balance of the loan and will repay the loan in full if the policy is canceled before the end of the policy term.

     . Even though the insured is responsible for repayment of the premium finance loan, if the insured does not make the loan repayments on time, the lender has the right to cancel the policy (after notice to the insured) and to receive the entire amount of the unearned premium from the insurance carrier. The unearned premium is usually more than enough to repay the entire balance of the loan, including accrued interest.

     The Company has engaged in premium financing since 1986, and the business has grown in terms of volume and outstanding loan balances since that time. The following table shows the outstanding balance of premium finance loans at the end of each of the following periods:

                  INSURANCE PREMIUM FINANCE LOANS OUTSTANDING

                   1997         1996         1995         1994         1993
Gross Loans
 Outstanding     $40,373,695  $39,168,604  $22,409,356  $20,931,642  $14,518,680


     The typical premium finance loan has a nine month life. Because of the need to bill policy holders and to promptley cancel policies when loan repayments are not received in a timely fashion, this lending product requires highly sophisticated data processing systems. The Company uses a combination of off-the-shelf and customized computer software, and has established a variety of policies and procedures that allow it to handle, on an integrated basis, all of the administrative aspects of this business. The Company's computer system handles the preparation of loan documents, billing of borrowers, preparation of notices, calculation and billing of late charges, notification of policy cancellations, and preparation of premium rebate requests to insurance companies when a policy is canceled.

     The premium finance division, which is headed by G. M. Heinzelmann, III, is staffed by ten people and is housed in the Company's offices in Hurst, Texas. Three of the employees of the premium finance division devote all of their time to developing and maintaining the Company's relationships with both insurance companies and insurance brokers. At the present time the Company has active relationships with approximately 600 insurance companies and over 5,000 insurance agents. These parties refer insurance purchasers who request financing to the Company, although in most cases the relationships are not exclusive.

     The vast majority of insurance premiums that are financed by the Company relate to commercial property and casualty policies. Since the premiums on these policies can be quite high, many businesses prefer to repay the premiums over the course of the policy life rather than to repay the entire premium at the time the policy is purchased.

     Since the Company relies on a rebate of the unearned premium as collateral to pay off defaulted insurance premium loans, the Company evaluates the financial strength of the insurance company as well as the insured. In order to avoid excessive concentrations, the Company limits the dollar amount of premium financing for policies written by any single insurance company. The Company's current policy limits the aggregate loans related to any single insurance company or any insurance syndicate to a maximum of 35% of the Company's capital for insurance companies rated "A" or better by A. M. Best Key Rating Guide (see below), and to certain unrated insurance organizations which the Company's management has determined to be financially strong. Lower percentage limits apply to insurance companies which have ratings of less than "A" from A. M. Best or are not rated by A. M. Best.

     A. M. Best rates companies from A through C, with four variations within each letter grade, indicated by ++ for the highest rating within that letter grade, and by a minus sign for the lowest rating within a letter grade. The ratings are described as superior (for A++ and A+), excellent (for A and A-), very good (for B++ and B+), adequate (for B and B-), fair (for C++ and C+), and marginal (for C and C-). Over 70% of the Company's IPF loans are extended to finance insurance premiums for policies issued by insurance companies rated or "A-" or better by A. M. Best.

     The Company believes that the structure of these loans results in limited credit losses. The Company may incur losses in its IPF business for a number of reasons, including fraud, refusal of an insurance company to refund a premium, insurance company insolvency, failure of the Company to properly notify an insurance company of the Company's interest in unearned premiums under applicable law and other reasons. In June 1997 the Company became aware that a number of IPF agreements on which it has made loans may be fictitious or forged. See Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations-Nonperforming Assets."

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

     During the year ended December 31, 1997, the yield on the funds committed to this activity was 16.3%. During the first quarter of 1996, the administration of the medical receivables was handled by Providers Funding Corporation ("PFC"), a company which specialized in the acquisition and processing of medical receivables. PFC developed specialized computer systems to automate much of the administration of the medical receivables. Effective March 15, 1996, the Bank acquired PFC, which is now operated as a division of the Bank and now conducts in-house the acquisition and processing of medical receivables.

     As of December 31, 1997, the Company had approximately $6.2 million of medical claims receivables outstanding 120 days or more from the date of funding by the Company, or 61% of its total medical claims receivables. At December 31, 1996 the Company had approximately $1.4 million of medical claims receivables, 22% of total medical receivables, outstanding 120 days or more. It has been the

Company's experience that, historically, approximately 80% of its medical claims receivables were collected within 60 to 120 days. Therefore, approximately 20% of such receivables would remain outstanding after 120 days. Management's fourth quarter and year-end evaluation of Surety Capital's medical claims factoring portfolio, indicated that at December 31, 1997, $6,216,651 in medical receivables were outstanding over 120 days. Consequently, management determined that charge-offs of $2,033,587 of the $6,216,651 were warranted in the fourth quarter as well as a provision for an additional $3,686,409 of such receivables. Upon recognition of the charge-offs and additional reserves for the factored receivables, the Company believes that it was adequately reserved for all receivables greater than 120 days outstanding since funding date.

     New management of the medical claims factoring division was in place by the end of January 1998. The new management has made a commitment to vigorously pursue collecting the portfolio of outstanding receivables over 120 days old. However, the Company can not predict the likely amount of any such recoveries. The Company has decreased the level of acquisitions of new medical claims receivables.

     The Company could incur losses in its medical receivables factoring business for a number of reasons, including fraud and the failure of the insurance company or the government agency to pay the receivable for any reason. The Company generally has no recourse against the health care provider for payment of a medical receivable which is not otherwise paid, although the Company generally obtains and perfects a security interest in all medical receivables of that health care provider to secure payment of the receivables. Therefore, payments on any other receivable in excess of the balance due the Bank regarding that receivable may, under certain circumstances, be applied to an unpaid receivable. Medical receivables factoring, like insurance premium financing, is a specialty type of financing which provides high yields and requires specialized expertise and systems. The Company considers the market for this type of financing to be relatively broad, and to extend beyond the local markets served by the Company's branches.

COMPETITION

     There is significant competition among banks and bank holding companies in the market served by the Company, and the Company believes that such competition among such banks and bank holding companies, many of which have far greater assets and financial resources than the Company, will continue to increase in the future. The Company also encounters intense competition in its commercial and consumer banking business from savings and loan associations, credit unions, factors, insurance companies, commercial and captive finance companies, and certain other types of financial institutions, many of which are larger in terms of capital, resources and personnel. The casualty IPF business of the Company is also very competitive. Large insurance companies offer their own financing plans, and other independent premium finance companies and other financial institutions offer IPF loans.

     The Company believes that such competition will continue and increase in the future. In addition, the manner in which and the means by which financial services are delivered to customers have changed significantly in the past and can be expected to continue to change in the future. It is not possible to predict the manner in which existing technology, and changes in existing technology, will affect the Company. Changes in technology are likely to require additional capital investments to remain competitive. Although the Company has invested in new technology in the past, there can be no assurance that the Company will have sufficient financial resources or access to the proprietary technology which might be necessary to remain competitive in the future.

EMPLOYEES

     As of December 31, 1997 the Company had 131 full-time employees and two part-time employees. None of the Company's employees are subject to a collective bargaining agreement, and the Company believes that its employee relations are good.


                           SUPERVISION AND REGULATION

GENERAL

     The Company and the Bank are subject to the generally applicable state and federal laws governing businesses and employers. The Company and the Bank are further regulated by special state and federal laws and regulations applicable only to financial institutions and their parent companies. Virtually all aspects of the Company's and the Bank's operations are subject to specific requirements or restrictions and general regulatory oversight, including laws regulating consumer finance transactions, such as the Truth in Lending Act, the Home Mortgage Disclosure Act and the Equal Credit Opportunity Act and laws regulating collections and confidentiality, such as the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Right to Financial Privacy Act. The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole, and not for the protection of bank holding company stockholders or creditors.

     To the extent that the following discussion describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable laws, regulations or policies of various regulatory authorities may have a material effect on the business, operations and prospects of the Company and the Bank. The Company is unable to predict the nature or the extent of the effects on its business or earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

REGULATION OF THE COMPANY

     The Company is a bank holding company registered under the BHC Act, and therefore is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("FRB"). The Company is required to file reports with, and to furnish such other information as, the FRB may require pursuant to the BHC Act, and to subject itself to examination by the FRB. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Certain violations may also result in criminal penalties.

     REGULATORY RESTRICTIONS ON DIVIDENDS; SOURCE OF STRENGTH. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. This supports the FRB's position that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both. This doctrine has become known as the "source of strength" doctrine. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

     Under the prompt corrective action provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), any company which controls an undercapitalized bank can be required to guarantee compliance by the bank with a capital restoration plan. The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to become "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan.
For example, a bank holding company controlling such an institution can be required to obtain prior FRB approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

     In the event of a bank holding company's bankruptcy under Chapter 11 of the United States Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most unsecured claims.

     ACQUISITIONS OF CONTROL. The BHC Act and the Change in Bank Control Act, together with regulations promulgated by the FRB, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to certain exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption. Control is rebuttably presumed not to exist if a company acquires less than 5% of any class of voting securities of a bank or a bank holding company.

     As a bank holding company, the Company is required to obtain approval from the FRB prior to merging or consolidating with any other bank holding company, acquiring all or substantially all of the assets of any bank or acquiring ownership or control of shares of a bank or bank holding company if, after the acquisition, the Company would directly or indirectly own or control 5% or more of the voting shares of such bank or bank holding company. In approving bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served and various competitive factors.

     ACTIVITIES CLOSELY RELATED TO BANKING. The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities found by the FRB to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking include operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions by bank holding companies of companies engaged in banking related activities or the addition of activities, the FRB considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The FRB is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

     The BHC Act generally imposes certain limitations on transactions by and between banks that are members of the Federal Reserve System and other banks and non-bank companies in the same holding company structure, including limitations on extensions of credit (including guarantees of loans) by a bank to affiliates, investments in the stock or other securities of a bank holding company by its subsidiary bank, and the nature and amount of collateral that a bank may accept from any affiliate to secure loans extended to the affiliate. A bank holding company, as an affiliate of a bank, is also subject to these restrictions.

     ANTI-TYING RESTRICTIONS. Under the BHC Act and FRB regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     SECURITIES ACTIVITIES. The FRB has approved applications by bank holding companies to engage, through nonbank subsidiaries, in certain securities-related activities (underwriting of municipal revenue bonds, commercial paper, consumer receivable-related activities and one-to-four family mortgage-backed securities), provided that the affiliates would not be "principally engaged" in such activities for purposes of Section 20 of the Glass-Steagall Act. In limited situations, holding companies may be able to use such subsidiaries to underwrite and deal in corporate debt and equity securities.

     SAFE AND SOUND BANKING PRACTICES. Bank holding companies are not permitted to engage in unsafe or unsound banking practices. The FRB's Regulation Y, for example, generally requires a bank holding company to give the FRB prior notice of any redemption or repurchase of its own securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The FRB may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending on the circumstances, the FRB could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

     The FRB has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.

REGULATION OF THE BANK

     The Bank is a national banking association and therefore is subject to regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC"). The Bank is also a member of the FRB and the FDIC. Requirements and restrictions under the laws of the United States include a reserves requirement, restrictions on the nature and the amount of loans which can be made, restrictions on the business activities in which a bank may engage, restrictions on the payment of dividends to shareholders, and minimum capital requirements. See "Item 7. Management's Discussion and Analysis of Financial

Condition and Results of Operations - Capital Resources." Because the FRB regulates the bank holding company parent of the Bank, the FRB also has supervisory authority which directly affects the Bank. In addition, upon making certain determinations with respect to the condition of any insured national bank, such as the Bank, the FDIC may begin proceedings to terminate a bank's federal deposit insurance.

     RESTRICTIONS ON DISTRIBUTION OF SUBSIDIARY BANK DIVIDENDS AND ASSETS. Dividends paid by the Bank have provided a substantial part of the Company's operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. There are certain statutory limitations on the payment of dividends by the Bank. Until a national bank's capital surplus equals or exceeds its capital stock, the bank must transfer 10% of its net income to capital surplus prior to paying a dividend. Without approval of the OCC, dividends may not be paid in excess of a bank's total net profits for that year, plus its retained profits for the preceding two years, less any required transfers to capital surplus. In addition, a national bank may not pay dividends in excess of total retained profits, including current year's earnings. Under federal law, a bank cannot pay a dividend if after paying the dividend, the bank will be "undercapitalized." The OCC may find a dividend payment that meets these statutory requirements to be an unsafe or unsound practice.

     Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its stockholders, including any depository institution holding company (such as the Company) or any stockholder or creditor thereof.

     LIMITATIONS ON INTEREST CHARGES. Federal and Texas state laws generally limit the amount of interest and fees which lenders, including the Bank, may charge regarding loans. The applicable law, and the applicable limits, may vary depending upon, among other things, the identity, nature and location of the lender, and the type of loan or collateral. In Texas, the maximum interest rate applicable to most loans changes with changes in the average auction rate for United States Treasury Bills, but does not decline below 18% or rise above 24% (except for certain loans in excess of $250,000 for which the maximum annual rate may not rise above 28%). However, the interest which may be charged on an insurance premium financing loan is regulated by the Texas State Board of Insurance. See "Item 1. Business - Insurance Premium Financing."

     BRANCHING. National banks may establish a branch anywhere in Texas provided that the branch is approved in advance by the OCC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Interstate Banking Act, which expanded the authority of bank holding companies and banks to engage in interstate bank acquisitions and interstate banking, allows each state the option of "opting out" of the interstate branching (but not banking) provisions. The Texas Legislature opted out of the interstate branching provisions in 1995. Interstate banking was effective on September 25, 1995, and interstate branching would have become effective in Texas in June 1997 if Texas had not elected to opt out. The Texas legislation prohibiting interstate branching is effective until September 1999.

     CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. FDIA requires the OCC to take "prompt corrective action" with respect to any national bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well-capitalized" to "critically undercapitalized," and require or permit the OCC to take supervisory action regarding any national bank that is not at least "adequately capitalized."
Under these regulations, a national bank is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and it is not subject to any order, written agreement or directive to meet and maintain a specific capital level for any capital measure. A national bank is considered "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and a leverage capital ratio of 4% or greater (3% or greater if the institution was rated a CAMEL 1 in its most recent report of examination and is not experiencing significant growth), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution was rated CAMEL 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A "significantly undercapitalized" institution is one which has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%. A "critically undercapitalized" institution is one which has a ratio of tangible equity to total assets that is equal to or less than 2%.

     With certain exceptions, national banks will be prohibited from making capital distributions or paying management fees if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized national banks will be required to file capital restoration plans with the OCC. Undercapitalized national banks also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The OCC also may, among other things, require an undercapitalized national bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

     The OCC is authorized to take various enforcement actions against any significantly undercapitalized national bank and any undercapitalized national bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the OCC. The powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring a new election of directors and requiring the dismissal of directors and officers.

     As an institution's capital decreases, the OCC's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The OCC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

     Based on its capital ratios as of December 31, 1997, the Bank was "well capitalized" under the applicable regulations. The Company does not believe that the prompt corrective action regulations will have any material effect on the activities or operations of the Bank. However, if the Bank were to become undercapitalized and these restrictions were to be imposed, the restrictions, either individually or in the aggregate, could have a significant adverse effect on the operations of the Bank, and, as a result, the ability of the Company to pay dividends on the Common Stock or service any cash flow needs.

     RESTRICTIONS OF TRANSACTIONS WITH AFFILIATES AND INSIDERS. Transactions between the Bank and its nonbanking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions and also requires certain levels of collateral for loans to affiliates parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries.

     Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated persons.

     The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the OCC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

     EXAMINATIONS. The OCC periodically examines and evaluates national banks. Based upon such an evaluation, the OCC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets.

     AUDIT REPORTS. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers.

     BROKERED DEPOSIT RESTRICTIONS. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the OCC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

     CROSS-GUARANTEE PROVISIONS. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

     DEPOSIT INSURANCE ASSESSMENTS. Deposits held by the Bank are insured by the Bank Insurance Fund ("BIF") of the FDIC. The FDIC assessment is calculated on the level of deposits held by the Bank. The BIF assessment rate is determined by the FDIC for categories of banks based upon the risk to the insurance fund. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between zero and 0.27% of deposits. The FDIC has also established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

     In November 1996 the FDIC's Board of Directors approved an assessment against BIF-assessable deposits to be paid to the Financing Corporation ("FICO") to assist in paying interest on FICO bonds, which financed the resolution of the thrift industry crisis. The FICO assessment is approximately 1.3 basis points on BIF-insured deposits. The first quarter 1998 FICO assessment of the Bank was approximately $4,700.

     COMMUNITY REINVESTMENT ACT OF 1977 ("CRA"). Under the CRA, a bank's applicable regulatory authority (which is the OCC for the Bank) is required to assess the record of each financial institution which it regulates to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by such institution for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The Bank has undertaken significant actions to comply with the CRA, and received a "satisfactory" rating in its most recent review by federal regulators with respect to its compliance with the CRA. Both the United States Congress and the banking regulatory authorities have proposed substantial changes to the CRA and fair lending laws, rules and regulations, and there can be no certainty as to the effect, if any, that any such changes would have on the Bank.

     INSTABILITY OF REGULATORY STRUCTURE. Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or the Bank.

     EXPANDING ENFORCEMENT AUTHORITY. One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the FRB, OCC and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

     EFFECT ON ECONOMIC ENVIRONMENT. The policies of regulatory authorities, including the monetary policy of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market operations in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits and their use may affect interest rates charged on loan or paid for deposits.

     FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

     CAPITAL ADEQUACY GUIDELINES. Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements issued by the FRB and the Bank is subject to similar requirements imposed by the OCC.

     The various federal bank regulatory agencies, including the FRB and the OCC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The minimum standard for the ratio of Tier I capital to total risk-weighted assets is 4% and the ratio of total capital to risk-weighted assets (including certain off-balance sheet obligations, such as standby letters of credit) is 8%. At least half of the risk-based capital must consist of common equity, retained earnings, and qualifying perpetual preferred stock, less deductions for goodwill and various other intangibles ("Tier I capital"). The remainder may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock, and a limited amount of the general valuation allowance for loan losses ("Tier II capital"). The sum of Tier I capital and Tier II capital is "total risk-based capital." See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The FRB (for the Company) and the OCC (for the Bank) have also adopted guidelines which supplement the risk-based capital guidelines with a minimum leverage ratio of Tier I capital to average total consolidated assets ("leverage ratio") of 3% for institutions with well diversified risk (including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings); that are generally considered to be strong banking organizations (rated a CAMEL 1 under applicable federal guidelines); and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4% to 5%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The FRB continues to consider a "tangible Tier I leverage ratio" in evaluating proposals for expanding activities by bank holding companies. The tangible Tier I leverage ratio is the ratio of a banking organization's Tier I capital (less deductions for intangibles otherwise includable in Tier I capital) to total tangible assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" for a discussion of the Company's and the Bank's Tier I and Tier II capital ratios.

     Bank regulators may raise capital requirements applicable to banking organizations beyond current levels. However, the Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules, and therefore cannot predict what effect such higher requirements may have on the Company and the Bank.

     As of December 31, 1997, the Bank's Tier I risk-based capital ratio was 9.92%, its total risk-based capital ratio was 11.28% and its leverage ratio was 6.24%, which equaled or exceeded the federal minimum regulatory requirements.

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

ITEM 2.   PROPERTIES.

     The Company has eight full-service banking facilities, located in Chester, Hurst, Lufkin, Wells, Kennard, Waxahachie, Whitesboro and Midlothian, Texas. Upon consummation of the acquisition of TexStar National Bank, the Company will acquire five additional banking facilities. The Company believes the existing facilities are adequate for its present needs. The following chart provides information about the Company's existing facilities.

BRANCH/OFFICE    SQ. FT.       LOCATION/OWNERSHIP          DEPOSITS AT
                                                        DECEMBER 31, 1997
Lufkin             9,772     600 South First Street
                             Lufkin, Texas 75901
                             owned                         $ 21,538,771
Hurst             14,810     1845 Precinct Line Road
                             Suite 100
                             Hurst, Texas 76054
                             leased                        $  8,373,394
Chester            8,000     209 Katy Ave.
                             Chester, Texas 75936
                             owned                         $  8,536,440
Wells              4,825     215 Rusk Ave.
                             U.S. Highway 69
                             Wells, Texas 75976
                             owned                         $  9,829,136
Kennard            3,860     2000 Highway 7
                             Kennard, Texas 75847
                             owned                         $ 15,213,061
Waxahachie        19,186     104 Elm St.
                             Waxahachie, Texas 75165
                             owned                         $ 13,697,161
Whitesboro         6,365     2500 Highway 82 East
                             Whitesboro, Texas 76263
                             owned                         $ 35,072,002
Midlothian        17,116     910 North 9th St.
                             Midlothian, Texas 76065
                             owned                         $ 42,281,527
                                                           ------------
  Total                                                    $154,541,492
                                                           ============

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

     When the MacGregor case was initially filed, Shortline sought a restraining order against the Bank concerning the MacGregor funds. When the Bank received notice of competing claims to some or all of these funds by Tennessee, the Bank intervened and interpled approximately $600,000 into the court's registry. Shortline now seeks, inter alia, damages against the Bank from an alleged wrongful offset wherein the Bank allegedly exercised control over the MacGregor funds at the Bank pursuant to agreements with MacGregor. The Bank moved for and obtained a summary judgment that its intervention and interpleader of funds was proper. Shortline also sought and obtained a summary judgment from the trial court that the funds interpled by the Bank into the court's registry belonged to Shortline. Tennessee appealed the summary judgment to the Fort Worth Court of Appeals. The Fort Worth Court of Appeals affirmed the trial court's ruling that the Bank's intervention and interpleader was proper but reversed the trial court's ruling that the funds in the court belonged to Shortline. Shortline and Tennessee appealed the ruling of the Fort Worth Court of Appeals. Oral argument has been made to the Texas Supreme Court. The matter is pending before that court, and no ruling has been made at this time.

     In the Anchorage case, Tennessee claims that the Bank allegedly transferred funds in and out of the Anchorage accounts after allegedly receiving notice of court orders prohibiting such transfers. Discovery in this case has not been completed, and the damages sought by Tennessee are not yet certain.

     The Bank believes both of these cases lack merit and intends to defend them vigorously. The outcome of both of these cases is uncertain at this time. However, in management's opinion the outcome of these cases will not be material to the Company.

     In June 1997 the Company learned that a number of IPF agreements on which it has made loans may be fictitious or forged, and has filed two lawsuits regarding such agreements. The first lawsuit was filed by the Bank on July 24, 1997, in the 342nd District Court of Tarrant County, Texas, against Defendants

Greenway Insurance Agency, Inc., Peter M. O'Malley, Jr., and Auto-Owners Insurance Company (the "Greenway" case). The Greenway case was removed to the Federal District Court for the Northern District of Texas, Fort Worth Division, where it is currently pending. In the Greenway case, the Bank alleges that defendants O'Malley and Greenway submitted forged, fictitious and fraudulent premium finance agreements to the Bank for the funding of loans on insurance policies purportedly issued by Auto-Owners Insurance Company. These loans were funded to Greenway pursuant to instructions on the premium finance agreements submitted and pursuant to written instructions from Auto-Owners. The fictitious loans submitted by Greenway and O'Malley that ultimately went into default exceeded $800,000, for which the Bank is suing the defendants on theories of negligence, fraud, and breach of contract and warranty. An Assignment and Release Agreement has been executed between the Bank and Auto-Owners. Pursuant to this agreement, the Bank has assigned and transferred its claims and causes of action against Greenway and O'Malley to Auto-Owners. In consideration for this agreement, Auto-Owners has paid the Bank $650,000 and will pursue the claims and causes of action against Greenway and O'Malley pursuant to the terms of the agreement. Should a recovery be made, Auto-Owners agrees to pay the Bank 50% of the amounts collected until the Bank has received payments totaling approximately $197,000, in addition to the $650,000 previously paid. This constitutes a settlement of this case insofar as the Bank is concerned. The Bank continues to have a bond claim presented to St. Paul Insurance, and St. Paul Insurance has yet to take a position with respect to the claim.

     The second lawsuit was filed by the Bank against Beverly Insurance Group, Inc. in its own right and d/b/a First Coast Insurance Services, and Rhoda Nottingham (the "First Coast" case). The First Coast case was filed on December 1, 1997, and is currently pending in the 348th Judicial District Court of Tarrant County, Texas. The defendants in the First Coast case submitted premium finance agreements to the Bank which resulted in loans being funded by the Bank to defendants pursuant to instructions contained on the premium finance agreements. Once the premium finance agreements had been funded, payment coupon books were mailed by the Bank to the insured at the address listed for the insured in the premium finance agreement. After the Bank had been financing purported insurance policies under the premium finance agreements submitted by defendants for some period of time, it was discovered that numerous payment coupon books were being returned to the Bank by the post office because the insured's address listed on the premium finance agreement sent by defendants was not correct. As such, required payments on numerous premium finance agreements were not made which resulted in numerous premium finance agreements going into default. The Bank has asserted causes of action against Defendants for breach of contract and warranty, negligence and, alternatively, fraud, where the bank seeks to recover the amount of loans in default, which approximates $300,000. The defendants filed an Answer, challenging the jurisdiction of the court in which the case was filed. Subsequently, the attorneys for the defendants withdrew, and the defendants are currently without counsel. The Bank has received notice that Rhoda Nottingham has filed bankruptcy proceedings under Chapter 13 of the Bankruptcy Code, which imposes an automatic stay on the proceedings in this case. The potential exists for a bond claim in this case, similar to the bond claim that was filed in the Greenway case. In management's opinion, the outcome of this case will not be material to the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE CORPORATION.

     The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on May 21, 1998, their respective ages, and their present position with the Corporation are as follows:

                                           Position With                 Position
        Name              Age               Corporation                 Held Since
------------------------  ---  --------------------------------------  -------------
C. Jack Bean               70  Chairman of the Board and Director      March 1987
Bobby W. Hackler           52  Vice Chairman of the Board, Chief       February 1997
                               Operating Officer and Director
G. M. Heinzelmann, III     35  President and Director                  July 1992
B. J. Curley               34  Secretary, Chief Financial Officer      June 1996
                               and Vice President

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

MARKET INFORMATION

     Since January 10, 1995 the Company's Common Stock has been traded on the American Stock Exchange, Inc.'s ("AMEX") primary list under the symbol "SRY."

     The following table sets forth, for the periods indicated, the high and low sale price per share of the Company's Common Stock as reported on the AMEX Primary List for the fiscal years ended 1997 and 1996.

                       ---------------------------------
                                           High    Low
                       ---------------------------------

                       1997 Fiscal Year
                       ----------------
                       First Quarter       $5.75  $4.13
                       Second Quarter       5.63   5.00
                       Third Quarter        6.50   5.13
                       Fourth Quarter       7.25   5.69

                       1996 Fiscal Year
                       ----------------
                       First Quarter        4.50   3.25
                       Second Quarter       4.93   3.63
                       Third Quarter        4.93   4.00
                       Fourth Quarter       4.88   4.00

STOCKHOLDERS

     As of March 11, 1998 there were 422 record holders of the Company's Common Stock.

QUARTERLY DATA (UNAUDITED)

--------------------------------------------------------------------------------------------------------------
(dollars in thousands,               First Quarter  Second Quarter  Third Quarter  Fourth Quarter   Total Year
except per share data)                                                                                to Date
--------------------------------------------------------------------------------------------------------------
1997 Fiscal Year
----------------
Interest income                         $    4,020      $    4,161     $    3,828      $    3,424   $   15,433
Net interest income                          2,544           2,635          2,242          (4,124)       3,298
Income (loss) before income taxes              795             813            798          (7,682)      (5,276)
Net (loss) income                              500             511            520          (5,007)      (3,476)
Basic earnings per share                       .09             .09            .09            (.87)        (.60)
Weighted average shares                  5,749,858       5,751,882      5,751,882       5,753,793    5,751,847
Diluted (loss) earnings per share              .09             .09            .09            (.87)        (.60)
Weighted average shares
     outstanding and common
     stock equivalents                   5,873,717       5,875,741      5,875,741       5,991,473    5,990,815

1996 Fiscal Year
----------------
Interest income                         $    2,951      $    3,756     $    3,769      $    3,914   $   14,390
Net interest income                          1,700           2,354          2,370           2,470        8,894
Income before income taxes                     363             686            678             909        2,636
Net income                                     244             446            443             565        1,698
Basic earnings per share                       .06             .08            .08             .10          .32
Weighted average shares                  4,319,721       5,746,512      5,746,512       5,747,243    5,389,366
Diluted earnings per share                     .05             .08            .08             .10          .31
Weighted average shares
     outstanding and common
     stock equivalents                   4,783,843       5,794,636      5,778,548       5,822,924    5,437,661
--------------------------------------------------------------------------------------------------------------

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


ITEM 6.   SELECTED FINANCIAL DATA.

     The following summary consolidated financial data of the Company is derived from the financial statements of the Company as of and for the five years ended December 31, 1997. The following summary consolidated financial data of the Company should be read in connection with the consolidated financial statements of the Company and the notes thereto and the information in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                       Years Ended December 31,
                                                                  ---------------------------------------------------------------
                                                                      1997      1996/(1)/     1995/(2)/    1994/(3)/    1993/(4)/
INCOME STATEMENT DATA:  ($ in 000's)
  Interest income                                                   $ 15,433   $    14,390   $    9,535   $    5,387   $    3,995
  Interest expense                                                     5,750         5,362        3,678        1,488        1,124
      Net interest income before provision                             9,683         9,029        5,857        3,899        2,871
  Provision for credit losses and for
     medical claims factoring                                          6,385           135           60          107           90
      Net interest income after provision for credit losses on
       loans and medical claims factoring losses                       3,298         8,894        5,797        3,792        2,781

  Noninterest income                                                   2,539         1,877        1,419        1,160        1,182
  Noninterest expense                                                 11,113         8,135        5,879        4,462        3,592
  (Loss) earnings before income taxes                                 (5,276)        2,636        1,338          490          371
  Income taxes                                                        (1,800)          938          451           18
  Net (loss) earnings                                               $ (3,476)  $     1,698   $      887   $      473   $      371
COMMON SHARE DATA:
  Basic (loss) earnings                                             $  (0.60)  $      0.32   $     0.27   $     0.20   $     0.19
  Diluted (loss) earnings                                           $   (.60)  $      0.31   $     0.25   $     0.20   $     0.18
  Book value                                                            2.74          3.34         2.94         2.65         2.32
  Weighted average common shares outstanding (in 000's)                5,752         5,389        3,279        2,394        2,002
  Weighted average shares outstanding and common stock
      equivalents (in 000's)                                           5,991         5,438        3,614        2,425        2,026
  Period end shares outstanding (in 000's)                             5,756         5,748        3,506        3,041        2,273
BALANCE SHEET DATA:  ($ in 000's)
  Total assets                                                      $171,652   $   176,439   $  121,339   $  102,294   $   49,036
  Insurance premium finance loans, net                                38,350        38,224       21,905       20,497       14,209
  Other loans, net                                                    59,333        58,819       42,211       41,597       15,157
  Allowance for credit losses                                            951         1,067          535          563          282
  Medical claims factoring, net                                        3,073         6,116        3,217        2,693        2,368
  Total deposits                                                     154,541       155,690      109,599       92,027       43,596
  Shareholders' equity                                                15,877        19,231       10,294        8,066        5,281
PERFORMANCE DATA
  Return (loss) on average total assets                                (2.0)%          1.0%          .8%          .8%          .8%
  Return (loss) on average shareholders' equity                        (18.7)          9.8          9.5          7.4          8.7
  Net interest margin                                                    6.2           6.2          6.1          7.1          7.0
  Loans to deposits                                                     63.2          61.5         57.7         66.6         66.3
ASSET QUALITY RATIOS
  Nonperforming assets to total assets                                  2.6 %          1.2%         1.0%          .6%          .7%
  Nonperforming loans to total loans                                      .2            .3           .1           .2           .3
  Net loan charge-offs to average loans                                   .3            .2           .1           .4           .4
  Allowance for credit losses to total loans                             1.0           1.1           .8           .9          1.0
  Allowance for credit losses to nonperforming loans                   502.0         417.4        758.5        463.4        299.5
CAPITAL RATIOS FOR THE BANK
  Tier I risk-based capital                                             9.92%        11.10%       10.76%       10.13%       11.37%
  Total risk-based capital                                             11.28         12.29        11.72        11.17        12.57
  Leverage                                                               6.2           7.0          6.9          5.6         10.0

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

                                   Year           Year          Year
                                   Ended          Ended         Ended
                                 12/31/97       12/31/96       12/31/95
                                ------------   ------------   -----------
INSURANCE PREMIUM FINANCING:
Average Balance Outstanding     $ 44,188,830   $ 29,210,848   $23,532,953
Average Yield                           11.2%          12.2%         11.6%
Interest Income                 $  4,935,716   $  3,563,467   $ 2,739,060

CONSUMER, COMMERCIAL  AND
 REAL ESTATE FINANCING:
Average Balance Outstanding     $ 59,132,390   $ 52,047,775   $41,111,320
Average Yield                           10.5%          11.5%         10.5%
Interest Income                 $  6,183,824   $  5,983,791   $ 4,311,889

MEDICAL CLAIMS FACTORING:
Average Balance Outstanding     $  9,044,262   $  3,660,432   $ 3,239,985
Average Yield                           16.3%          33.7%         17.0%
Interest Income                 $  1,477,510   $  1,232,463   $   550,867

COST OF FUNDS:
Average Balance of Deposits     $154,531,929   $145,572,001   $96,198,295
Average Interest Rate                    3.7%           3.7%          3.7%
Interest Expense                $  5,749,798   $  5,361,689   $ 3,554,900

COST OF SHORT TERM DEBT:
Average Balance of Debt                        $     60,108   $ 1,114,355
Average Interest Rate                                  11.0%         11.0%
Interest Expense                               $      6,612   $   122,579

Note: Average balances are computed using daily balances throughout each period.

     The following discussion highlights the major changes affecting the operations and financial condition of the Company for the three years ended December 31, 1997. The discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in this report.

     The Company derives substantially all of its revenues and income from the operation of its subsidiary, the Bank, which provides a full range of commercial and consumer banking services to businesses and individuals in the north and east Texas area. As of December 31, 1997 the Company had total assets of $171,651,618, net loans of $97,683,110, net factored medical claims receivables of $3,073,155, total deposits of $154,541,492, and total shareholders' equity of $15,877,333. The Company reported a net loss of $(3,476,304) for the year ended December 31, 1997 compared with net income of $1,697,987 for the year ended December 31, 1996. The reported loss for 1997 was a result of a decision by the Company's management to charge-off certain medical claims receivables and to make provisions for other receivables outstanding over 120 days, due to concerns regarding the collectibility of such receivables. Management's fourth quarter and year-end evaluation of the Company's medical claims factoring portfolio indicated that at December 31, 1997 $6,216,651 in medical claims receivables were outstanding over 120 days. Consequently, management determined that charge-offs of approximately $2,033,587 of the $6,216,651 were warranted in the fourth quarter, as well as a provision for an additional $3,686,409 of such receivables. Due to the above, management recognized an impairment to the unamortized goodwill of $1,151,111 relating to medical claims factoring division during the fourth quarter of 1997.

     On September 28, 1995 the Bank acquired the assets and assumed the liabilities of the Waxahachie, Texas branch of Bank One, Texas, National Association. On February 29, 1996 the Company acquired First Midlothian Corporation and its wholly-owned subsidiary, First National Bank. These banking facilities are all operated as branches of the Bank. In addition, on March 15, 1996 the Bank acquired certain assets and assumed certain liabilities of Providers Funding Corporation. The Company views these acquisitions as a means of expanding its operations and anticipates they will contribute favorably to future results of the Company. The Company continues to actively serve the banking needs of these local communities, as it has served the local communities of its other branches. The deposits at these branches have allowed the Company to increase its lending activities of insurance premium financing and insurance medical claims factoring. The Company's strategy is to continue to acquire community banks with low loan-to-deposit ratios and to use excess deposits to fund insurance premium financing and other lending products. See "Item 1. Business - Acquisitions."

                             RESULTS OF OPERATIONS

NET (LOSS) EARNINGS

     The net loss was $(3,476,304) or a net loss per basic common share of $(0.60) for the year ended December 31, 1997, compared with net earnings of $1,697,987 ($0.32 per basic common share) for the year ended December 31, 1996. The reported loss for 1997 was a result of a decision by the Company's management to charge-off certain medical claims receivables and to make provisions for other receivables outstanding over 120 days, due to concerns regarding the collectibility of such receivables. Management's fourth quarter and year-end evaluation of the Company's medical claims factoring portfolio, indicated that at December 31, 1997, $6,216,651 in medical claims receivables were outstanding over 120 days. Consequently, management determined that charge-offs of approximately $2,033,587 of the $6,216,651 were warranted in the fourth quarter, as well as a provision for an additional $3,686,409 of such receivables. Due to the above, management recognized an impairment to the unamortized goodwill of $1,151,111 relating to medical claims factoring division during the fourth quarter of 1997.

     Net earnings were $1,697,987 ($0.32 per basic common share) for the year ended December 31, 1996, compared with net earnings of $886,886 ($0.27 per basic common share) for the year ended December 31, 1995, an increase of $811,101 or 91.4%. Factors contributing to the increase in earnings in 1996 compared with 1995 include an increase in net interest income, growth in the Company's niche lending products, and growth of noninterest income mainly as a result of the acquisition of First Midlothian Corporation, Midlothian, Texas and the acquisition of Providers Funding Corporation. See "Item 1. Business - Acquisitions."

(LOSS) EARNINGS BEFORE INCOME TAXES

     The loss before income taxes was $(5,276,374) for the year ended December 31, 1997, compared with earnings before income taxes of $2,636,115 for the year ended December 31, 1996, a decrease of $7,912,489 or 300.2%. Earnings before income taxes were $2,636,115 for the year ended December 31, 1996, compared with $1,337,817 for the year ended December 31, 1995, an increase of $1,298,298 or 97.0%.

NET INTEREST INCOME

     Net interest income is the difference between income earned on interest-earning assets and the interest expense incurred on interest-bearing liabilities before provisions for credit losses and provisions for medical claims receivables. The net yield on total interest-earning assets, also referred to as interest rate margin or net interest margin, represents net interest income divided by average interest-earning assets. The Company's principal interest-earning assets are loans, investment securities, medical claims receivables and federal funds sold.

     Net interest income before provision was $9.7 million for the year ended December 31, 1997, an increase of $654,214 or 7.3% compared with the year ended December 31, 1996 resulting principally from an increase in average interest-earning assets from $145.9 million to $156.6 million, a significant portion of which was comprised of loans (typically the highest yielding asset). The increase in average interest-earning assets was offset by an increase in average interest-bearing liabilities from $125.5 million to $132.1 million. In addition, the Company experienced no change net interest margin of 6.2% for the years ended December 31, 1996 and 1997, respectively. The foregoing increase resulted principally from an increase in average loans and factored medical claims receivables from $89.0 million to $112.4 million. Net interest income before provision was $9.0 million for the year ended December 31, 1996, an increase of $3.2 million or 54.1% compared with the year ended December 31, 1995, resulting principally from an increase in average interest-earning assets from $96.3 million to $145.9 million, a significant portion of which was comprised of loans (typically the highest yielding asset). The increase in average interest-earning assets was offset by an increase in average interest-bearing liabilities from $84.4 million to $125.5 million. The Company experienced an increase in the net interest margin of 10 basis points from 6.1% to 6.2% for the years ended December 31, 1995 and 1996, respectively. The foregoing increase resulted principally from the fact that the cost of interest-bearing liabilities decreased by 10 basis points while the yield on interest-earning assets remained unchanged at 9.9% for 1996 and 1995.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The net yield on total interest-earning assets from 1996 to 1997 remained unchanged at 9.9%. The yield on the investment portfolio decreased by 10 basis points and is attributed to declining interest rates on reinvestments made during 1997. Federal funds sold decreased by 40 basis points and is attributed to a reduction in the federal funds rate made by the Federal Reserve Bank in early 1997. The yield on loans decreased to 11.2% for the year ended December 31, 1997 from 12.1% for the year ended December 31, 1996. The cost of interest bearing liabilities increased to 4.4% for the year ended December 31, 1997 from 4.3% for the year ended December 31, 1996. The net yield on total interest earning assets from 1995 to 1996 remained unchanged at 9.9% and resulted principally from an increase in the average yield on all loan products. The yield on the investment portfolio and federal funds sold decreased from 1995 to 1996 as a result of changes in interest rates within the marketplace. The yield on loans increased to 12.1% for the year ended December 31, 1996 from 11.2% for the year ended December 31, 1995. The cost of interest-bearing liabilities decreased to 4.3% for the year ended December 31, 1996 from 4.4% for the year ended December 31, 1995. The following table sets forth for each category of interest-earning assets and interest-bearing liabilities the average amounts outstanding, the interest earned or paid on such amounts and the average rate paid for the three years ended December 31, 1997, 1996 and 1995. The table also sets forth the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same periods.

           AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                         Year ended December 31, 1997           Year ended December 31, 1996
                                    --------------------------------------------------------------------------------
                                                    Interest                              Interest
                                       Average       Income/    Average      Average       Income/       Average
                                       Balance       Expense      Rate       Balance       Expense        Rate
                                    -------------  -----------  --------  -------------  -----------  --------------
ASSETS
Interest-earning assets:
    Interest-bearing deposits       $    186,945   $    18,768     10.0%  $    531,688   $    42,117       7.9%
    U.S. Treasury and agency
      securities/(1)/                 35,693,396     2,300,527      6.4     38,229,219     2,489,906       6.5
    Federal funds sold                 9,999,199       516,340      5.2     19,291,373     1,078,618       5.6
    Loans/(2)/ /(3)/                 103,321,220    11,119,540     10.8     85,325,222     9,547,258      11.2
    Medical claims receivables         9,044,262     1,477,510     16.3      3,660,432     1,232,463      33.7
    Allowance for credit losses
     and factoring                  (  1,655,993)            -        -   (  1,162,713)            -         -
                                    ------------   -----------     ----   ------------   -----------      ----
Total interest-earning assets       $156,589,029   $15,432,685      9.9%  $145,875,221   $14,390,362       9.9%
                                    ------------   -----------     ----   ------------   -----------      ----

    Cash and due from banks            5,943,102                             6,231,693
    Premises and equipment             3,865,966                             3,806,385
    Accrued interest receivable          951,155                             1,010,323
    Other real estate owned              259,828                               585,587
    Other assets                       7,296,715                             6,965,368
                                    ------------                          ------------
Total assets                        $174,905,795                          $164,474,577
                                    ============                          ============

LIABILITIES
Interest-bearing liabilities:
    Interest-bearing demand         $ 38,109,284   $ 1,046,696      2.8%  $ 36,910,314   $   880,776       2.4%
     deposits
    Savings deposits                   7,846,458       189,443      2.4      8,174,212       176,108       2.1
    Time deposits                     86,156,027     4,513,659      5.2     80,397,763     4,298,193       5.3
    Notes payable                                                               60,108         6,612      11.0
                                    ------------   -----------     ----   ------------   -----------      ----
Total interest-bearing liabilities  $132,111,769   $ 5,749,798      4.4%  $125,542,397   $ 5,361,689       4.3%
                                    ------------   -----------     ----   ------------   -----------      ----
    Noninterest-bearing deposits      22,420,160                            20,089,712
    Other liabilities                  1,759,679                             1,564,827
                                    ------------                          ------------
Total liabilities                    156,291,608                           147,196,936
Shareholders' equity                  18,614,187                            17,277,641
                                    ------------                          ------------
Total liabilities and equity        $174,905,795                          $164,474,577
                                    ============                          ============
Net interest income                                $ 9,682,887                           $ 9,028,673
                                                   ===========                           ===========
Net interest spread                                                 5.5%                                   5.6%
                                                                   ====                                   ====
Net interest margin                                                 6.2%                                   6.2%
                                                                   ====                                   ====

/(1)/ Interest income on tax exempt securities does not reflect the tax equivalent yield and the yield information does not give effect to changes in fair value that are reflected as a component of stockholder's equity.

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

AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                           Year ended December 31, 1995
                                        -----------------------------------
                                                        Interest
                                           Average      Income/    Average
                                           Balance      Expense      Rate
                                        -------------  ----------  --------
ASSETS
Interest-earning assets:
    Interest-bearing deposits           $  1,388,817   $  101,408      7.3%
    U.S. Treasury and agency
       securities/(1)/                    16,659,034    1,173,748      7.1
    Federal funds sold                    11,102,928      657,809      5.9
    Loans/(2)/ /(3)/                      64,644,273    7,050,949     10.9
    Medical claims receivables             3,239,985      550,867     17.0
    Allowance for credit losses         (    713,629)           -        -
                                        ------------   ----------     ----
Total interest-earning assets           $ 96,321,408   $9,534,781      9.9%
                                        ------------   ----------     ----

    Cash and due from banks                4,637,833
    Premises and equipment                 2,495,279
    Accrued interest receivable              646,012
    Other real estate owned                   77,197
    Other assets                           3,076,316
                                        ------------
Total assets                            $107,254,045
                                        ============

LIABILITIES
Interest-bearing liabilities:
    Interest-bearing demand deposits    $ 23,106,404   $  678,303      2.9%
    Savings deposits                       5,329,462      127,211      2.4
    Time deposits                         54,873,148    2,749,386      5.0
    Notes payable                          1,114,355      122,579     11.0
                                        ------------   ----------     ----
Total interest-bearing liabilities      $ 84,423,369   $3,677,479      4.4%
                                        ------------   ----------     ----
    Noninterest-bearing deposits          12,889,281
    Other liabilities                        630,055
                                        ------------
Total liabilities                         97,942,705
Shareholders' equity                       9,311,340
                                        ------------
Total liabilities and equity            $107,254,045
                                        ============
Net interest income                                    $5,857,302
                                                       ==========
Net interest spread                                                    5.5%
                                                                      ====
Net interest margin                                                    6.1%
                                                                      ====

/(1)/ Interest income on tax exempt securities does not reflect the tax equivalent yield and the yield information does not give effect to changes in fair value that are reflected as a component of stockholder's equity.

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

                  RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

                                                 Years Ended                             Years Ended
                                              December 31, 1997                       December 31, 1996
                                                Compared with                           Compared with
                                              December 31, 1996                       December 31, 1995
                                     ------------------------------------------------------------------------------
                                      Increase/     Increase/                   Increase/    Increase/
                                     (Decrease)     (Decrease)     Due to      (Decrease)    (Decrease)    Due to
                                    Volume /(1)/       Rate        Changes    Volume /(1)/      Rate       Changes
                                    -------------  ------------  -----------  -------------  ----------  ----------
Interest Income:
  Interest-bearing deposits
    in financial institutions         $  (39,733)  $    16,384   $  (23,349)    $  (68,743)   $  9,452   $  (59,291)
  U.S. Treasury and Agency
     Securities                         (163,674)      (25,705)    (189,379)     1,397,764     (81,606)   1,316,158
  Federal funds sold                    (485,270)      (77,008)    (562,278)       455,576     (34,767)     420,809
  Loans                                1,948,532      (376,250)   1,572,282      2,319,170     177,139    2,496,309
 Medical claims receivables            1,121,471      (876,424)     245,047         79,677     601,919      681,596
                                      ----------   -----------   ----------     ----------    --------   ----------
  Total interest income               $2,381,326   $(1,339,003)  $1,042,323     $4,183,444    $672,137   $4,855,581
                                      ----------   -----------   ----------     ----------    --------   ----------
  Interest Expense:
  Interest-bearing demand
    deposits                          $   29,375   $   136,545   $  165,920     $  294,815    $(92,342)  $  202,473
  Savings deposits                        (6,637)       19,972       13,335         59,812     (10,915)      48,897
  Time deposits                          299,270       (83,804)     215,466      1,353,797     195,010    1,548,807
  Federal funds purchased
    and other borrowed funds              (3,306)       (3,306)      (6,612)      (115,969)          2     (115,967)
                                      ----------   -----------   ----------     ----------    --------   ----------
  Total interest expense                 318,702        69,407      388,109      1,592,455      91,755    1,684,210
                                      ----------   -----------   ----------     ----------    --------   ----------
  Net interest margin                 $2,062,624   $(1,408,410)  $  654,214     $2,590,989    $580,382   $3,171,371
                                      ==========   ===========   ==========     ==========    ========   ==========

/(1)/ Non-accrual loans are included in the average volumes used in calculating this table.

PROVISION FOR CREDIT LOSSES

     The amount of the provision for credit losses is based on periodic (not less than quarterly) evaluations of the loan portfolio, with particular attention directed toward nonperforming and other potential problem loans. During these evaluations, consideration is given to such factors as: management's evaluation of specific loans; the level and composition of nonperforming loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process; the market value of collateral; the strength and availability of guaranties; concentrations of credits; and other judgmental factors. The Company determines separate general allowances for insurance premium financing and non-insurance premium financing loans. The Company's loss experience on insurance premium financing lending was adversely affected during the second half of 1991 by the failure of a non-Best rated insurance company. The Company has implemented certain changes in its lending policies and procedures with respect to insurance premium financing lending which have reduced the maximum concentration by insurance carrier except as approved by the Board of Directors and have also reduced the amount of loans collateralized by unearned premiums of insurance policies written by non-rated carriers. See "Item 1. Business - Insurance Premium Financing."

     The Company recorded a $140,000 provision for credit losses during the year ended December 31, 1997 compared with $72,314 in 1996, $27,622 in 1995, $90,574 in 1994 and $26,333 in 1993. The 93.6% increase in the 1997 provision when compared with 1996 was necessary to keep pace with loan growth and to accrue for potential losses on the two IPF lawsuits. The 161.8% increase in the 1996 provision when compared with 1995 was necessitated by the growth in the loan portfolio.

PROVISION FOR MEDICAL CLAIMS RECEIVABLES LOSSES

     The amount of the provision for medical claims receivables losses is based on periodic (not less than quarterly) evaluations of the medical claims receivables portfolio, with particular attention directed toward nonperforming and other potential problem medical claims receivables. During these evaluations, consideration is given to such factors as: management's evaluation of specific medical claims receivables; the level and composition of nonperforming medical claims receivables; historical loss experience; results of examinations by regulatory agencies; an internal asset review process;
concentrations of credits; and other judgmental factors.   The Company's loss
experience on medical claims receivables factoring was adversely affected during the fourth quarter of 1997 by an increase in the amount of medical claims receivables outstanding greater than 120 days since funding date. As of December 31, 1997, the Company had approximately $6.2 million of medical claims receivables outstanding 120 days or more from the date of funding by the Company, or 61% of its total medical claims receivables. At December 31, 1996 the Company had approximately $1.4 million of medical claims receivables, 22% of total medical receivables, outstanding 120 days or more. It has been the Company's experience that, historically, approximately 80% of its medical claims receivables were collected within 60 to 120 days. Therefore, approximately 20% of such receivables would remain outstanding after 120 days. The Company believes that the increase in the proportion of medical claims receivables outstanding after 120 days resulted primarily because the Company did not increase staffing for collections commensurate with the growth in medical claims receivables. Management's fourth quarter and year-end evaluation of Surety Capital's medical claims factoring portfolio, indicated that at December 31, 1997, $6,216,651 in medical receivables were outstanding over 120 days. Consequently, management determined that charge-offs of $2,033,587 of the $6,216,651 were warranted in the fourth quarter as well as a provision for an additional $3,686,409 of such receivables. Upon recognition of the charge-offs and additional reserves for the factored receivables, the Company believes that it was adequately reserved for all receivables greater than 120 days outstanding since funding date.

     New management of the medical claims factoring division was in place by the end of January 1998. The new management has made a commitment to vigorously pursue collecting the portfolio of outstanding receivables over 120 days old. At this time, however, the Company can not predict the likely amount of any such recoveries. The Company has decreased the level of acquisition of new medical claims receivables.

     The Company could incur losses in its medical receivables factoring business for a number of reasons, including fraud and the failure of the insurance company or the government agency to pay the receivable for any reason. The Company generally has no recourse against the health care provider for payment of a medical receivable which is not otherwise paid, although the Company generally obtains and perfects a security interest in all medical receivables of that health care provider to secure payment of the receivables. Therefore, payments on any other receivable in excess of the balance due the Bank regarding that receivable may, under certain circumstances, be applied to an unpaid receivable. Medical receivables factoring, like insurance premium financing, is a specialty type of financing which provides high yields and requires specialized expertise and systems. The Company considers the market for this type of financing to be relatively broad, and to extend beyond the local markets served by the Company's branches.

NONINTEREST INCOME

     Noninterest income is generated primarily from fees associated with noninterest and interest-bearing accounts as well as fees associated with loans (e.g., late fees). Noninterest income for the year ended December 31, 1997 was $2,538,918, an increase of $661,464 or 35.2% compared with noninterest income of $1,877,454 for the year ended December 31, 1996. The increase in noninterest income is attributed to the increase in average insurance premium finance loans outstanding during 1997 of $44,188,830 when compared to the average balance outstanding during 1996 of $29,210,848. Insurance premium finance generates most of its noninterest income from late fees. Late fees for the year ended 1997 were $1,169,407 as compared $681,644 for the same period during 1996.

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

     The following table sets forth the various categories of noninterest income for the years ended December 31, 1997, 1996 and 1995.

                              NONINTEREST INCOME

                                           Years Ended December 31,
                                      ----------------------------------

                                         1997        1996        1995
                                      ----------  ----------  ----------
Noninterest income
    Nonsufficient fund charges        $  569,649  $  460,156  $  291,954
    Late fee charges                   1,169,407     681,644     501,960
    Service charges                      305,494     372,756     220,086
    Collection fees                      162,297     135,533     115,478
    Credit life insurance                 42,456      57,509      75,435
    Secured credit card annual fee                     4,447       6,561
    Other                                289,615     165,409     207,593
                                      ----------  ----------  ----------

 Total noninterest income             $2,538,918  $1,877,454  $1,419,067
                                      ==========  ==========  ==========

NONINTEREST EXPENSE

Noninterest expense was $11,113,183 for the year ended December 31, 1997, an increase of $2,978,171 or 36.6% compared with noninterest expense of $8,135,012 for the year ended December 31, 1996. This increase resulted principally from the decision by the Company's management to recognize an impairment for goodwill relating to the factoring division during 1997 in the amount of $1,151,111, and certain fixed assets within the factoring division in the amount of $46,112. Additionally, the Company's management decided that it was necessary to accrue approximately $370,000 for the preparation of the planned registration statement during the fourth quarter of 1997 and this amount was treated as professional fees. The remaining balance of the increase related to professional fees associated with the proposed acquisition of TexStar as well as additional staffing associated with the acquisition of First National, Midlothian and the increase in staffing required by the medical claims receivables division.

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

     Deposits held by the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The FDIC assessment is calculated on the level of deposits held by the Bank. The BIF assessment rate is determined by the FDIC for categories of banks based upon the risk to the insurance fund. On August 8, 1995 the FDIC's Board of Directors voted to significantly reduce the deposit insurance premiums paid by most banks. Under this structure which became effective September 1995, the best-rated institutions insured by the BIF paid $0.04 per $100 of domestic deposits, down from the rate of $0.23 per $100. Effective January 1996 the FDIC's Board of Directors voted again to reduce the deposit insurance premiums paid by most banks. Under the new rate structure, assessments ranged from zero to $0.27 per $100 of domestic deposits, subject to a minimum annual assessment of $2,000. Under this structure, in 1996 the Bank was assessed at a zero rate and paid the minimum assessment rate of $2,000. In November 1996, the FDIC's Board of Directors voted to retain the existing BIF assessment schedule for 1997, but eliminated the minimum assessment amount, and approved an assessment against BIF-assessable deposits to be paid to the Financing Corporation ("FICO") to assist in paying interest on FICO bonds, which financed the resolution of the thrift industry crisis. The FICO assessment is approximately 1.3 basis points on BIF-insured deposits. The first quarter 1998 FICO assessment for the Bank is approximately $4,700. See "Item 1. Business - Supervision and Regulation."


                              NONINTEREST EXPENSE

                                              Years ended December 31,
                                         -----------------------------------

                                            1997         1996        1995
                                         -----------  ----------  ----------

Salaries and employee benefits           $ 4,748,097  $4,244,874  $2,923,118
Occupancy and equipment                    1,517,662   1,244,551     907,286
General and administrative expense:
    Professional fees                      1,126,351     467,662     416,006
    Office supplies                          290,533     386,114     253,542
    Travel and entertainment                 132,476      96,577      68,987
    Telephone                                342,161     283,564     166,858
    Advertising                              189,510     174,335     104,499
    Postage                                  374,233     299,388     230,807
    Amortization of intangibles              506,172     359,717     184,332
    Dues and subscriptions                    72,847      70,559      49,331
    Insurance                                 95,957     167,245     130,335
    Credit cards                                   -       7,472      19,868
    Bank service charge                      116,631     110,881      57,196
    FDIC assessment                           15,626       3,553     123,310
    Credit reports                            46,314      22,850      40,105
    Other                                    340,325     195,670     202,972
                                         -----------  ----------  ----------
     Total general and administrative      3,649,136   2,645,587   2,048,148
Impairment of long lived assets            1,198,288           -           -
                                         -----------  ----------  ----------
    Total noninterest expense            $11,113,183  $8,135,012  $5,878,552
                                         ===========  ==========  ==========

INCOME TAXES

     The Company and the Bank will file a consolidated tax return for 1997. The Company estimates that its effective tax rate for 1997 will be approximately 34.1% and has recognized income tax benefit of $(1,800,070) on a loss before taxes of $(5,276,374) for the year ended December 31, 1997 as compared with income tax expense of $938,128, or an effective tax rate of 35.6% on income before taxes of $2,636,115 for the year ended December 31, 1996.

INTEREST RATE SENSITIVITY MANAGEMENT

     The operating income and net income of the Bank depend, to a substantial extent, on "rate differentials" i.e., the differences between the income the Bank receives from loans, securities and other earning assets, and the interest expense it pays to obtain deposits and other liabilities. These rates are highly sensitive to many factors which are beyond the control of the Bank, including general economic conditions and the policies of various governmental and regulatory authorities.

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

     One way to analyze interest rate risk is to evaluate the balance of the interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume and term and repricing represents a matched interest rate sensitivity position. Any excess of assets or liabilities in a particular period results in an interest rate sensitivity gap. The following table presents the interest rate sensitivity for the Company's interest-earning assets and interest-bearing liabilities at December 31, 1997:

                 INTEREST-RATE SENSITIVE ASSETS AND LIABILITIES

                                                   3 months       6 months        1 year
                                    3 months          to             to             to           Over
                                     or less       6 months        1 year        5 years       5 years         Total
                                  -------------  -------------  -------------  ------------  ------------  -------------
Interest-earning assets:
  Interest-earning deposits in
    financial institutions                                                     $    94,939                 $     94,939
  Investment securities           $  6,832,998    $ 2,610,837   $  8,954,525     5,195,258   $ 5,191,544     28,785,162
  Federal funds sold                22,257,266                                                               22,257,266
  Loans                             31,283,490     28,175,197     18,020,067    16,208,703     4,946,462     98,633,919
  Medical claims receivable          4,244,503      2,802,369        334,168                                  7,381,040
                                  ------------    -----------   ------------   -----------   -----------  -------------

Interest-earning assets           $ 64,618,257    $33,588,403   $ 27,308,760   $21,498,900  $ 10,138,006   $157,152,326
                                  ------------    -----------   ------------   -----------  ------------   ------------

Interest-bearing
  liabilities:
  Interest-bearing demand
    deposits                                                                            -
  Savings deposits                $ 36,264,663                                                             $ 36,264,663
                                     8,212,761                                                                8,212,761
  Time deposits                     29,382,891    $15,941,523   $ 31,883,046   $10,671,288                   87,878,748
                                  ------------    -----------   ------------   -----------   -----------   ------------
 Interest-bearing
  liabilities                     $ 73,860,315    $15,941,523   $ 31,883,046   $10,671,288                 $132,356,172
                                  ------------    -----------   ------------   -----------   -----------   ------------
Period interest sensitivity
  gap                             $( 9,242,058)   $17,646,880   $( 4,574,286)  $10,827,612   $10,138,006   $ 24,796,154
Cumulative interest               ============    ===========   ============   ===========   ===========   ============
 sensitivity
  gap                             $( 9,242,058)   $ 8,404,882    $ 3,830,536   $14,658,148   $24,796,154   $ 24,796,154
                                  ============    ===========    ===========   ===========   ===========   ============
Cumulative gap as a
  percent of total assets                 (5.4)%          4.9%           2.2%          8.5%         14.5%          14.5%

Cumulative interest-
  sensitive assets as
  percent of cumulative
  interest-sensitive
  liabilities                             87.5%         109.4%         103.2%        111.1%        118.7%         118.7%

     The cumulative rate-sensitive gap position at one year was an asset-sensitive position of $3.8 million, or a positive 2.2%. Accordingly, the Company believes it will not experience a significant impact from changes in interest rates.

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

     The preceding table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. At December 31, 1997, the Bank held $442,699 in mortgage-backed securities. Although the mortgage-backed securities have a stated maturity greater than five years, it is not uncommon for mortgage-backed securities to fully pay down well ahead of stated maturities. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels.

                        ANALYSIS OF FINANCIAL CONDITION

LOANS AND ASSET QUALITY

     The Company's loans are diversified by borrower and industry group. Loan growth has occurred every year over the past five years and can be attributed to acquisitions, increased loan demand and the addition of new lending products. The following table describes the composition of loans by major categories outstanding at December 31, 1997, 1996, 1995, 1994 and 1993:

             LOAN PORTFOLIO AND MEDICAL CLAIMS RECEIVABLES ANALYSIS

                                                                     December 31,
                                      -----------------------------------------------------------------------
                                            1997           1996           1995          1994          1993
                                      -----------------------------------------------------------------------

                                                          Aggregate Principal Amount
                                                          --------------------------
Loans
    Insurance premium financing         $ 40,373,695    $39,168,604   $22,409,356   $20,931,642   $14,518,680
    Commercial loans                      23,171,566     22,745,139    16,301,840    13,205,698     5,204,120
    Installment loans                     10,632,451     12,631,520    10,645,406    12,029,243     9,016,179
    Real estate loans                     26,668,598     24,774,167    16,281,558    17,297,636     1,878,030
                                        ------------    -----------   -----------   -----------   -----------
     Total loans                         100,846,310     99,319,430    65,638,160    63,464,219    30,617,009
    Less:  Unearned interest              (2,212,391)    (2,501,747)   (1,869,751)   (1,506,843)   (1,370,229)
      Allowance for credit losses           (950,809)    (1,067,041)     (535,250)     (562,649)     (282,253)
                                        ------------    -----------   -----------   -----------   -----------
           Total loans, net             $ 97,683,110    $95,750,642   $63,233,159   $61,394,727   $28,964,527
                                        ============    ===========   ===========   ===========   ===========


Medical claims receivables
    Medical claims receivables, net
         of unearned interest           $  7,381,040    $ 6,334,005   $ 3,333,830   $ 2,705,974   $ 2,379,482
      Allowance for medical claims
       receivables losses                 (4,307,885)      (217,733)     (167,677)     (135,299)     (118,974)
                                        ------------    -----------   -----------   -----------   -----------
           Total medical claims
              receivables, net          $  3,073,155    $ 6,116,272   $ 3,166,153   $ 2,570,675   $ 2,260,508
                                        ============    ===========   ===========   ===========   ===========

                                                            Percentage of Loan Portfolio
                                                            ----------------------------
  Loans:
    Insurance premium financing                 40.0%          39.4%         34.1%         33.0%         47.4%
    Commercial loans                            23.0           22.9          24.8          20.8          17.0
    Installment loans                           10.5           12.7          16.2          19.0          29.4
    Real estate loans                           26.5           25.0          24.9          27.2           6.2
                                        ------------    -----------   -----------   -----------   -----------
           Total                               100.0%         100.0%        100.0%        100.0%        100.0%
                                        ============    ===========   ===========   ===========   ===========

     The concentration of insurance premium financing loans may expose the Bank to greater risk of loss than would a more diversified loan portfolio.

     As of December 31, 1997 and 1996 commitments of the Bank under standby letters of credit and unused lines of credit totaled approximately $5,048,000 and $3,976,000, respectively.

     Stated loan maturities (including floating rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, as of December 31, 1997 were:

                             STATED LOAN MATURITIES

                                                                  One
                                                   Within       Year to       After
                                                    One          Five         Five
                                                    Year         Years        Years        Total
                                                ------------  -----------  -----------  -----------

Stated Loan Maturities/Floating Rates Reset:
    Insurance premium financing                  $40,373,695                            $40,373,695
    Commercial and real estate loans              34,869,439  $18,674,291   $4,716,494   58,260,224
                                                 -----------  -----------   ----------  -----------
       Total                                     $75,243,134  $18,674,291   $4,716,494  $98,633,919
                                                 ===========  ===========   ==========  ===========


    Medical claims receivable                    $ 7,381,040                            $ 7,381,040
                                                 ===========                            ===========


     Rate sensitivities of the total loan portfolio before unearned income as of December 31, 1997 were as follows:

                                 LOAN REPRICING

                                      One Year       After
                         Within       to Five        Five
                        One Year       Years         Years        Total
                      ------------  ------------  -----------  ------------
     Fixed Rate        $50,827,401   $18,041,216   $4,716,494   $73,585,111
     Variable Rate      24,387,436       569,504                 24,956,940
     Non Accrual            28,297        63,571                     91,868
                       -----------   -----------   ----------   -----------
          Total        $75,243,134   $18,674,291   $4,716,494   $98,633,919
                       ===========   ===========   ==========   ===========

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

     Other nonperforming assets consist of real estate acquired through loan foreclosures, other workout situations and other assets acquired through repossessions or medical factoring receivables aged beyond 120 days since the initial funding. The following table summarizes nonperforming assets by category as of December 31, 1997 and 1996:

                              NONPERFORMING ASSETS

                                                         1997         1996
                                                      -----------  -----------
Nonaccrual loans                                      $   91,868   $  143,856
Loans 90 days past due and still accruing interest        97,537      111,797
                                                      ----------   ----------
Total nonperforming loans                                189,405      255,653
Medical claims receivable aged beyond 120 days         4,183,064    1,079,889
Other real estate owned and other assets                 158,271      738,198
                                                      ----------   ----------
Total nonperforming assets                            $4,530,740   $2,073,740
                                                      ==========   ==========
Nonperforming assets to total assets                         2.6%         1.2%
Nonperforming loans to total loans                           0.2%         0.3%

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

     The following table sets forth a summary of other real estate owned and other collateral acquired as of December 31, 1997:

                OTHER REAL ESTATE OWNED & OTHER COLLATERAL ACQUIRED

                                                          Net Book
                                        Number of         Carrying
             Description              Parcels/Autos        Value
        -----------------------------------------------------------
        Vacant land or unsold lots          3              $107,556
        Repossessed automobiles            11                50,715
                                                           --------
                                                           $158,271
                                                           ========

ALLOWANCE FOR CREDIT LOSSES

     In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for credit losses represents the Company's estimate of the allowance necessary to provide for losses incurred in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the Company's loan portfolio, incorporating feedback provided by the internal loan review staff and provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for credit losses. To establish the appropriate level of the allowance, all loans (including nonperforming loans), commitments to extend credit and standby letters of credit are reviewed and classified as to potential loss exposure. Specific allowances are then established for those loans, commitments to extend credit or standby letters of credit with identified loss exposure and an additional allowance is maintained based upon the size, quality, and concentration characteristics of the remaining loan portfolio using both historical quantitative trends and the Company's evaluation of qualitative factors including future economic and industry outlooks. The determination by the Company of the appropriate level of allowance amount, excluding medical receivables factoring, was $950,809 at December 31, 1997.

     The allowance for credit losses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly and as adjustments, either positive or negative, become necessary they are reported in earnings in the periods in which they become known. The following table presents a detailed analysis of the Company's allowance for credit losses for the year ended December 31, 1997, 1996, 1995, 1994 and 1993:

                          ALLOWANCE FOR CREDIT LOSSES

                                                                         December 31,
                                           ------------------------------------------------------------------------
                                               1997           1996          1995           1994           1993
                                           -------------  ------------  ------------   -----------    -----------

Beginning balance                          $  1,067,041   $   535,250   $   562,649     $   282,253    $   270,005
                                           ------------   -----------   -----------     -----------    -----------
Charge-offs:
  Commercial loans                              (32,519)       (6,245)      (13,151)        (41,537)       (48,681)
  Installment loans                            (367,493)     (188,419)     (104,295)       (163,669)      (179,713)
  Real estate loans                             (38,046)      (21,185)                       (5,350)
  Insurance premium finance                                      (939)                  (     1,710)   (    19,380)
                                           ------------   -----------   -----------     -----------    -----------
Total charge-offs                             ( 438,058)   (  216,788)   (  117,446)    (   212,266)    (  247,774)

Recoveries:
  Commercial loans                                6,258         5,067         1,012          15,698          1,412
  Installment loans                              92,511        43,538        37,366          43,070         88,511
  Real estate loans                              40,455        10,240        13,288
  Insurance premium finance                      42,602         2,720                         2,488         71,790
                                           ------------   -----------   -----------     -----------    -----------
Total recoveries                                181,826        61,565        51,666          61,256        161,713
                                           ------------   -----------   -----------     -----------    -----------

Net charge-offs                                (256,232)     (155,223)      (65,780)       (151,010)      ( 86,061)

Bank acquisition                                              614,700        10,759         340,832         71,976

Provision for credit losses, general            140,000        72,314        27,622          90,574         26,333
                                           ------------   -----------   -----------     -----------    -----------
Ending balance                             $    950,809   $ 1,067,041   $   535,250     $   562,649    $   282,253
                                           ============   ===========   ===========     ===========    ===========

Period end total loans, net of             $ 98,633,919   $96,817,683   $63,768,409     $61,957,376    $29,246,780
   unearned interest                       ============   ===========   ===========     ===========    ===========


Average loans                              $103,321,220   $85,325,222   $64,644,273     $38,127,350    $24,392,001
                                           ============   ===========   ===========     ===========    ===========

Ratio of net charge-offs to average                 0.3%          0.2%          0.1%            0.4%           0.4%
   loans                                   ============   ===========   ===========     ===========    ===========

Ratio of provision for credit losses to
   average loans                                    0.1%          0.1%          0.0%            0.2%           0.1%
                                           ============   ===========   ===========     ===========    ===========
Ratio of allowance for credit losses to
   ending total loans                               1.0%          1.1%          0.8%            0.9%           1.0%
                                           ============   ===========   ===========     ===========    ===========
Ratio of allowance for credit losses to
   total nonperforming loans                      502.0%        417.4%        758.5%          463.4%         299.5%
                                           ============   ===========   ===========     ===========    ===========
Ratio of allowance for credit losses
   to total nonperforming assets                   21.0%         51.5%         44.1%          144.8%         145.3%
                                           ============   ===========   ===========     ===========    ===========


     In the purchase of medical claims receivables, the Company recognizes that losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of receivable being purchased, and the quality of the collateral for such loan. The allowance for medical claims receivables losses represents the Company's estimate of the allowance necessary to provide for losses incurred in the medical claims receivables portfolio. In making this determination, the Company analyzes the ultimate collectibility of the Company's medical claims receivables portfolio, incorporating feedback provided by the internal loan review staff and provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for medical claims receivables losses. To establish the appropriate level of the allowance, all medical claims receivables

(including nonperforming medical claims receivables) are reviewed and classified as to potential loss exposure. Specific allowances are then established for those medical claims receivables with identified loss exposure and an additional allowance is maintained based upon the size, quality, and concentration characteristics of the remaining medical claims receivables portfolio using both historical quantitative trends and the Company's evaluation of qualitative factors including future economic and industry outlooks. The determination by the Company of the appropriate level of allowance amount for medical receivables factoring was $4,307,885 at December 31, 1997.

     The allowance for medical claims receivables loses is based on estimates, and ultimate losses will vary from current estimates. These estimates are reviewed monthly and as adjustments, either positive or negative, become necessary they are reported in earnings in the periods in which they become known. The following table presents a detailed analysis of the Company's allowance for medical claims receivables losses for the year ended December 31, 1997, 1996, 1995, 1994 and 1993:

                 ALLOWANCE FOR MEDICAL CLAIMS RECEIVABLE LOSSES

                                                                     December 31,
                                           -----------------------------------------------------------------
                                               1997          1996         1995          1994         1993
                                           -----------    ----------    ----------   ----------   ----------
Beginning balance                          $   217,734    $  167,677    $  135,299   $  118,974   $   54,723
                                           -----------    ----------    ----------   ----------   ----------

  Charge-offs                               (2,156,355)      (12,629)
  Recoveries                                     1,510
                                           -----------    ----------    ----------   ----------   ----------

Net charge-offs                             (2,154,845)      (12,629)

Provision for medical claims receivable
   losses, general                           6,244,996        62,686        32,378       16,325       64,251
                                           -----------    ----------    ----------   ----------   ----------
Ending balance                             $ 4,307,885    $  217,734    $  167,677   $  135,299   $  118,974
                                           ===========    ==========    ==========   ==========   ==========

Period end medical claims receivables,
   net of unearned interest                $ 7,381,040    $6,334,005    $3,333,830   $2,705,974   $2,379,482
                                           ===========    ==========    ==========   ==========   ==========

Average medical claims receivables         $ 9,044,262    $3,660,432    $3,239,985   $2,009,576   $1,616,832
                                           ===========    ==========    ==========   ==========   ==========


     The following table sets forth an allocation of the allowance for credit losses among categories as of December 31, 1997 and 1996. The Company believes that any allocation of the allowance for credit losses into categories lends an appearance of precision which does not exist. The allowance is utilized as a single unallocated allowance available for all loans. The following allocation table should not be interpreted as an indication of the specific amounts or the relative proportion of future charges to the allowance. Such a table is merely a convenient device for assessing the adequacy of the allowance as a whole. The following allocation table has been derived by applying a general allowance to the portfolio as a whole, in addition to specific allowance amounts for internally classified loans. In retrospect, the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current condition. Accordingly, the entire allowance is available to absorb losses in any category.

                   ALLOCATION OF ALLOWANCE FOR CREDIT LOSSES

                          December 31, 1997          December 31, 1996
                       ------------------------  -----------------------------
                                   Percent of                   Percent of
                                   Allowance                    Allowance
                        Amount    by Category     Amount       by Category
                       ---------  ------------  ----------  ------------------
  Insurance premium
    financing loans     $353,765         37.2%  $  217,734               20.4%
  Commercial loans       152,117         16.0%     178,298               16.7%
  Installment loans      234,798         24.7%     397,353               37.2%
  Real estate loans      210,129         22.1%     273,656               25.7%
                        --------        -----   ----------              -----
      Total             $950,809        100.0%  $1,067,041              100.0%
                        ========        =====   ==========              =====


INVESTMENT ACTIVITIES

     As of December 31, 1997, $28.8 million in investment securities were classified as available-for-sale. The investment portfolio, which was 19.0% of the Company's earning asset base as of December 31, 1997, is being managed to minimize interest rate risk, maintain sufficient liquidity and maximize return. The Company's financial planning anticipates income streams based on normal maturity and reinvestment. The short duration of the portfolio provides adequate liquidity through normal maturities. Investment securities classified as available-for-sale are purchased with the intent to provide liquidity and to increase returns. The securities classified as available-for-sale are carried at fair value. The Company does not have any securities classified as trading or held-to-maturity at December 31, 1997.

     In preparation for the proposed acquisition of TexStar National Bank, management determined that it was necessary to restructure the investment portfolio beginning in the fourth quarter of 1997. In order to complete the restructure, management transferred all securities classified as held-to-maturity to the available-for-sale classification, totaling $17,370,604. The reclassification from the held-to-maturity classification to the available-for-sale classification will prohibit the Bank from utilizing the held-to-maturity classification for a period time.

     On February 29, 1996 the Bank's investment portfolio increased by $21.2 million as a result of the acquisition of First National Bank, Midlothian, Texas. The securities added to the investment portfolio through the acquisition increased the size of the investment portfolio by approximately 106%, and closely matched the investment objectives of the Bank; therefore, no securities were sold after the acquisition. On December 8, 1994 the Bank's investment portfolio increased by $14.6 million as a result of the acquisition of the bank in Whitesboro, Texas. The securities added to the investment portfolio through the acquisition increased the size of the investment portfolio by approximately 301%. This large increase resulted in a need to restructure the investment portfolio in an effort to address capital budgeting needs and to address the Bank's investment objectives. As of December 31, 1997 proceeds from the maturity of held-to-maturity securities were $5.2 million and the maturity of available-for- sale securities were $6.2 million. As of December 31, 1996 proceeds from the maturity of held-to-maturity securities were $15.5 million and the maturity of available-for-sale securities were $0.9 million. During 1996 purchases of held-to-maturity securities were $3.1 million and purchases of available-for-sale securities were $7.2 million. No securities were sold during 1996.

     The securities within the available-for-sale classification had an amortized cost of $28.6 million and an estimated market value of $28.8 million on December 31, 1997. The unrealized gain in the available-for-sale securities was $142,212 as of December 31, 1997. These unrealized gains are the result of interest rate movements during 1997 and other market factors, and would be realized in part or in whole if some or all of the available-for-sale securities were sold and no changes in the respective market values occurred.

     As of December 31, 1997, the mortgage-backed securities held by the Bank are classified as available-for-sale, and all of them are fixed rate securities. The available-for-sale securities are carried at fair value.

     The following tables describe the composition of investment securities portfolio by major category and maturity at December 31, 1997:

                              INVESTMENT PORTFOLIO

                                                       Available-
                                                        for-Sale
                                                       -----------

              U.S. Treasury notes                      $ 4,993,751
              U.S. Government agencies                  18,494,687
              State and County Municipal securities      3,806,271
              Mortgage backed securities                   442,699
              Other investments                          1,047,754
                                                       -----------

            Total                                      $28,785,162
                                                       ===========


                INVESTMENT PORTFOLIO MATURITY/REPRICING SCHEDULE

                                                                     Maturing or Repricing
                              -------------------------------------------------------------------------------------------
                                                     After 1 Year but       After 5 Years but
                                 Within 1 Year        Within 5 Years         Within 10 Years         Other Securities
                               ----------------   ----------------------    ------------------     ---------------------
                               Amount     Yield     Amount     Yield         Amount    Yield        Amount        Yield
                               ------     -----     ------     -----         ------    -----        ------        -----
Available-for-Sale
------------------
  U.S. Treasury notes        $ 4,993,751    5.7%
  U.S. Government agencies    11,766,684    6.0%   3,345,823    6.6%         $3,382,180    6.7%
  Mortgage-backed
   securities                                                                                           $  442,699    7.4%
  Municipals                     608,081    5.7%   1,759,844    6.2%          1,438,346    5.9%
  Other investments                                                                                      1,047,754    N/A
                             -----------          ----------                 ----------                 ----------
Total                        $17,368,516          $5,105,667                 $4,820,526                 $1,490,453
                             ===========          ==========                 ==========                 ==========

                     INVESTMENT PORTFOLIO MATURITY SCHEDULE

                                U.S.        U.S.                   Mortgage
                             Treasury    Government                 Backed
                               Notes      Agencies    Municipals  Securities     Other       Total
                           ------------ ------------ ----------- ------------  ---------- ------------
Within one year              $4,993,751  $11,766,684  $  608,081                           $17,368,516
One year to two years                      2,345,823     710,430                             3,056,253
Two years to three years                                 442,506                               442,506
Three years to four years                  1,000,000      92,941                             1,092,941
Four years to five years                                 513,967                               513,967
After five years                           3,382,180   1,438,346                             4,820,526
Other securities                                                     $442,699  $1,047,754    1,490,453
                           ------------ ------------ ----------- ------------  ---------- ------------
Total                        $4,993,751  $18,494,687  $3,806,271     $442,699  $1,047,754  $28,785,162
                           ============ ============ =========== ============  ========== ============


DEPOSIT ACTIVITIES

     Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more), and retirement savings plans. The Company's average balance of total deposits was $154,531,929 for the year ended December 31, 1997, representing an increase of $8,959,928 or 6.2% compared with the average balance of total deposits for the year ended December 31, 1996. The Company's average balance of total deposits was $145,572,001 for the year ended December 31, 1996, representing an increase of $49,373,706 or 51.3% compared with the average balance of total deposits for the year ended December 31, 1995. The increases in deposits during 1997 are due to internally generated growth and the increases in deposits during 1996 are due to both acquisitions and internally generated growth.

     The following table sets forth certain information regarding the Bank's average deposits as of December 31, 1997 and 1996:

                                AVERAGE DEPOSITS

                                       December 31, 1997                       December 31, 1996
                              -----------------------------------  ------------------------------------------
                                Average      Percent    Average      Average      Percent        Average
                                 Amount     of Total   Rate Paid      Amount     of Total       Rate Paid
                              ------------  ---------  ----------  ------------  ---------  -----------------
Noninterest-bearing demand
   deposits                   $ 22,420,160      14.5%          -   $ 20,089,712      13.8%          -
Interest-bearing demand         38,109,284      24.7%        2.8%    36,910,314      25.3%        2.4%
   deposits
Savings deposits                 7,846,458       5.1%        2.4%     8,174,212       5.6%        2.1%
Time deposits                   86,156,027      55.7%        5.2%    80,397,763      55.3%        5.3%
                              ------------     -----         ---   ------------     -----         ---
Total average deposits        $154,531,929     100.0%        4.4%  $145,572,001     100.0%        4.3%
                              ============     =====         ===   ============     =====         ===

     As of December 31, 1997 non-brokered time deposits over $100,000 represented 15.2% of total deposits, compared with 13.0% of total deposits as of December 31, 1996. As of December 31, 1997 jumbo certificates of deposits in excess of $100,000 accounted for $23,492,179 of the Bank's deposits. Of this amount, $21,719,000 had a maturity of one year or less. The Bank does not have and does not solicit brokered deposits.

     The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 1997 and 1996:

                         TIME DEPOSITS OF $100,000 OR MORE

           Maturity Range                    December 31, 1997  December 31, 1996
           --------------                    -----------------  -----------------
Three months or less                               $ 9,924,000        $ 8,626,000
Three through six months                             3,932,000          3,844,000
Six through twelve months                            7,863,000          7,687,000
Over one year and less than two years                1,773,000            119,000
Over two years and less than three years                     -                  -
Over three years and less than four years                    -                  -
Over four years and less than five years                     -                  -
Over five years                                              -                  -
                                                   -----------        -----------
Total                                              $23,492,000        $20,276,000
                                                   ===========        ===========


RETURN ON EQUITY AND ASSETS

     The following are various ratios for the Company for the years ended December 31, 1997 and 1996:

                            RETURN ON EQUITY AND ASSETS

                                          For the Year  Ended December 31,
                                         ----------------------------------
                                               1997              1996
                                               ----              ----
     Return (loss) on average assets          (2.0)%             1.0%
     Return (loss) on average equity         (18.7)%             9.8%
     Average equity to average assets         10.6%             10.5%


LIQUIDITY

     The Bank's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At December 31, 1997, 17.8% of the Bank's interest-bearing liabilities were in the form of time deposits of $100,000 and over. Substantially all of such large deposits were obtained from the Bank's market area, and none were obtained through brokers. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, the Bank's liquidity could be adversely affected. Currently, the maturities of the Bank's large time deposits are spread throughout the year, with approximately 42% maturing in the first quarter of 1997, 17% maturing in the second quarter of 1997, 33% maturing in the second half of 1997, and the remaining 8% maturing thereafter. The Bank monitors those maturities in an effort to minimize any adverse effect on liquidity. The Bank is limited through regulatory commitments from using brokered funds without prior approval.

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

     The Company raised approximately $116,000 during 1997, $7.4 million during 1996, $1.2 million during 1995, $2.3 million during 1994, and $852,000 during 1993 through the sale, in registered offerings, private offerings and incentive stock option exercises, of the Company's common stock. Management anticipates that future registered and private offerings of the Company's common stock may be used to raise additional capital, in connection with acquisitions or if the regulatory capital requirements with which the Bank must comply necessitate the injection of additional capital by the Company into the Bank. Failure to raise such additional capital could adversely impact the growth of the Bank or result in its failure to comply with applicable regulatory capital requirements, which could necessitate a reduction in the volume of assets and deposits of the Bank. Such reductions could adversely affect the Bank's earnings and liquidity. See "Item 1. Business - Supervision and Regulation: Capital Adequacy Guidelines."

     In September 1997, the Bank made application to become a member of the Federal Home Loan Bank. Upon acceptance, on October 9, 1997, the Bank purchased 5,247 shares of Federal Home Loan Bank of Dallas capital stock for $524,700. As a member, the Bank has the option of borrowing up to $10,700,000 from the Federal Home Loan Bank, subject to a borrowing base that is determined from the Bank's first mortgage loans and Federal Home Loan Bank stock.

     The payment of dividends by the Bank is subject to the provisions of 12 U.S.C. 60 which provides that no dividend may be declared or paid without the prior approval of the Office of the Comptroller of the Currency (the "OCC") if the total of all dividends, including the proposed dividend, in any calendar year exceeds the total of the Bank's net profits for that year combined with its retained net profits of the preceding 2 years. The Bank incurred an accumulated loss for fiscal years 1997 and 1996 in the amount of $1,544,756. Under 12 U.S.C. 60 the Bank will not be able to declare a dividend, without the prior approval of the OCC, until it has profits in excess of $1,544,756. No assurance can be given if and when the Bank will attain such level of profitability.

     In the longer term, the liquidity of the Company and its ability to meet its cash obligations will depend substantially on its receipt of dividends from the Bank, which are limited by banking statutes and regulations. See "Item 1. Business - Supervision and Regulation."

CAPITAL RESOURCES

     The Company's shareholders' equity at December 31, 1997 was $15.9 million, compared with $19.2 million at December 31, 1996. The decrease in equity is the result of management's decision to charge-off certain medical claims receivables and to make provisions for other receivables outstanding over 120 days, due to concerns regarding the collectibility of such receivables. Management's fourth quarter and year-end evaluation of the Company's medical claims factoring portfolio indicated that at December 31, 1997 approximately $6,216,651 in medical claims receivables were outstanding over 120 days. Consequently, management determined that charge-offs of approximately $2,033,587 of the $6,216,651 were warranted in the fourth quarter as well as a provision for an additional $3,686,409 of such receivables. Due to the above, management determined that the goodwill of $1,151,111 relating to medical claims factoring division was impaired, and recognized a valuation allowance for the entire amount during the fourth quarter of 1997. There can be no assurance that the Company can continue to operate profitably in the future and failure to operate profitably would have a material adverse effect on the Company.

     The Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital and a leverage ratio of 3%. The remaining one-half (or 4%) may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core), Tier 2 (supplementary) capital to risk-weighted assets, and leverage ratio for the Bank were 9.92%, 11.28%, 6.24%, respectively, at December 31, 1997, and 11.10%, 12.29%, and 7.02%, respectively, at December 31, 1996. The Bank is currently, and expects to continue to be, in compliance with these guidelines. See "Item 1. Business -Supervision and
Regulation: Capital Adequacy Guidelines."

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

     The following table sets forth an analysis of the Bank's capital ratios:

                           RISK-BASED CAPITAL RATIOS

                                                            Minimum      Well-
                                                            Capital   Capitalized
                                        December 31,         Ratios      Ratios
                                -------------------------------------------------
                                    1997           1996
                                -------------  -------------

Tier I risk-based capital       $ 10,277,000   $ 12,013,000
Tier II risk-based capital         1,402,000      1,285,000
  Total capital                   11,679,000     13,298,000
Risk-weighted assets             103,559,000    108,208,000
Capital ratios:
  Tier I risk-based capital             9.92%         11.10%  4.00%   6.00%
  Tier II risk-based capital           11.28          12.29   8.00   10.00
  Leverage ratio                        6.24           7.02   4.00    5.00

STOCKHOLDERS' RIGHTS AGREEMENT:

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

RECENT ACCOUNTING PRONOUNCEMENTS

   In December 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". This Statement deferred the effective date of FASB Statement No. 125 for secured lending, repurchase agreement, dollar-roll, securities lending, and similar transactions to transactions occurring after December 31, 1997. Management believes that the adoption of this pronouncement will not have a material impact on the financial statements of the Company.

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

   In June of 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements, and requires that those enterprises report information about operating segments in annual financial statements and report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

   SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

   SFAS 131 is effective for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

   Management believes that the adoption of these pronouncements will not have a material impact on the financial statements of the Company.

YEAR 2000 SAFETY AND SOUNDNESS

   Year 2000 guidelines on the risks posed to financial institutions by the Year 2000 problem was issued by the Federal Financial Institutions Examination Council ("FFIEC"). The guidance underscores that Year 2000 preparation is not only an information systems issue, according to the FFIEC, but also an enterprise-wide challenge that must be addressed at the highest level of a financial institution.

   The guidance sets out the responsibilities of senior management and boards of directors in managing their Year 2000 projects. Among the responsibilities of institution managers and directors is that of managing the internal and external risks presented by providers of data-processing products and services, business partners, counterparties, major loan customers, correspondent banks, and institutions or entities in which the Bank owns securities.

   Under the guidance, senior management must provide the board of directors with status reports, at least quarterly, on efforts to reach Year 2000 goals both internally and by the institution's major vendors. Senior management and directors must allocate sufficient resources to ensure that high priority is given to seeing that remediation plans are fulfilled, and that the project receives the quality personnel and timely support it requires.

   A Year 2000 management committee has been formed by the Company to identify potential problems associated with the turn of the century and to develop resolutions to these problems. Renovation activities such as hardware and software upgrades, system replacements, and vendor certifications are anticipated to be completed by the fourth quarter of 1998. Current costs and estimated future expenditures do not appear to be material and are expected to have negligible effects on the Company's results of operations, liquidity and capital resources.

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

RELATED PARTY TRANSACTIONS

   In the ordinary course of business, the Bank has loans, deposits and other transactions with its executive officers and directors and businesses with which such persons are associated. It is the Company's policy that all such transactions are entered into on substantially the same terms as those prevailing at the time for comparable transactions with unrelated third parties. As of December 31, 1997 and 1996, loans to director-related companies totaled approximately $479,000 and $398,000, respectively.

ACQUISITION OF TEXSTAR

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

As of December 31, 1997, TexStar had total assets of $71,119,150, total deposits of $64,934,028, total loans of $32,559,659, total equity of $5,787,838 and net income for the twelve months ended December 31, 1997 of $584,633. TexStar has five full service banking facilities located primarily in suburban areas northeast of San Antonio, Texas.

The completion of the merger will result in Surety Bank increasing its asset size to approximately $241,000,000. This will represent an approximate 40.4% increase in asset size. The completion of the merger is subject to a number of contingencies, including regulatory approvals by applicable banking authorities, due diligence review by Surety Bank of TexStar's business operations, the raising of sufficient funds by Surety Capital to facilitate the transaction, approval by TexStar's shareholders, and other matters. If consummated, the transaction is expected to close on or before March 31, 1998.

INSURANCE PREMIUM FINANCE PURCHASE AGREEMENT

On March 17, 1998 the Company announced that the Bank entered into an agreement with CAA Premium Finance Company, L.L.C. ("CAA") for the purchase of insurance premium finance ("IPF") loans. Pursuant to the five-year agreement, CAA agreed to sell all of its IPF loans to the Surety Premium Finance division of Surety Bank ("Surety Premium") on an exclusive basis. The agreement provides for the sale by CAA to Surety Premium of a minimum of $4,000,000 in IPF loans per year ($20,000,000 over the five-year term of the agreement). Surety Premium has agreed to purchase CAA's IPF loans which are in compliance with Surety Premium's underwriting standards.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company faces market risk to the extent that the fair values of its financial instruments are affected by changes in interest rates. The asset/liability management discipline as applied to the Company seeks to limit the volatility, to the extent possible, of both earnings and the fair value of equity that can result from changes in market interest rates. This is accomplished by limiting the maturities of fixed rate investments, loans and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of non-interest fee and net interest income. As can be seen from the table contained in the Interest Rate Sensitivity Management section, the Company's asset/liability mix is asset sensitive under one year with a cumulative gap of $3,830,536 or 2.2%. As such, the Company is susceptible to changes in interest rates, with a increasing net interest margin and fair value of equity experienced in periods of rising interest rates, correspondingly, a decrease in the net interest margin and fair value of equity in periods of declining interest rates.

  The following table presents the Company's projected change in fair value of equity for various rate shock levels as of December 31, 1997 after one year.
All market risk sensitive instruments presented in this table are available-for-sale. The Company has no trading or held-to-maturity securities.

                Change in Basis Points    Fair Value   % Change
                -----------------------------------------------
                        -300              $15,721,494     (1.0)%

                        -200              $15,773,440     (0.7)%

                        -100              $15,825,387     (0.3)%

                         -50              $15,851,360     (0.2)%

                           0              $15,877,333      0.0 %

                         +50              $15,903,306      0.2 %

                        +100              $15,929,279      0.3 %

                        +200              $15,981,226      0.7 %

                        +300              $16,033,177      1.0 %

The preceding table indicates that at December 31, 1997, in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's fair value of equity would be expected to decline. In the event of a sudden and sustained increase in prevailing market interest rates, the Company's fair value of equity would be expected to increase.

  Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates and repricing opportunities of loans which are adjustable and should not be relied upon as indicative of actual expected results. Furthermore, the computations do not contemplate any actions managment could undertake in response to such changes in interest rates.

  Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of equity. Actual values may differ from the projections presented, should market conditions vary from the assumptions used in the calculation of fair value of equity.

  Emphasis will continue to be placed on granting loans with short maturities and floating rates where posssible. This strategy increases liquidity and is necessitated by the continued shortening and more frequent repricing opportuinities of the Company's funding sources. Management will continue to monitor the Company's interest rate risk position to minimize adverse impact of earnings caused by changes in interest rates.


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

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1998 annual meeting for the fiscal year ended December 31, 1997, to be filed no later than April 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1998 annual meeting for the fiscal year ended December 31, 1997, to be filed no later than April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1998 annual meeting for the fiscal year ended December 31, 1997, to be filed no later than April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1998 annual meeting for the fiscal year ended December 31, 1997, to be filed no later than April 30, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  DOCUMENTS FILED AS PART OF REPORT.

     1.    FINANCIAL STATEMENTS                                                         PAGE

     The following financial statements of the Company required to be included in Item 8 are filed under Item 14 at the page indicated:

     Report of Independent Accountants                                                   F-1

     Consolidated Balance Sheets at December 31, 1997 and 1996                           F-2

     Consolidated Statements of Operations for the years ended December 31, 1997,        F-3
     1996 and 1995

     Consolidated Statements of Shareholders' Equity for the years ended December        F-4
     31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended December 31,              F-5
     1997, 1996 and 1995

     Notes to Consolidated Financial Statements                                          F-7

     2.    FINANCIAL STATEMENT SCHEDULES

     No schedules are required because they are inapplicable or the information is otherwise shown in the financial statements or notes thereto.

     3.   EXHIBITS

 2.01  Reorganization Agreement by and between Bancwell Financial Corp.; Dan W. Brent, Jody Pearson and Joe M. Pearson; Texas Bank, N.A.; and Surety Capital Corporation dated July 23, 1992; and
       Agreement to Merge Bank of East Texas with and into Texas Bank, N.A. under the Charter of
       Texas Bank, N.A. and under the Title of Texas Bank, N.A., dated July 23, 1992. /(4)/
 2.02  Reorganization Agreement by and between Newell Bancshares, Inc.; Dan W. Brent, Jody Pearson and Joe M. Pearson; Texas Bank, N.A.; and Surety Capital Corporation dated July 23, 1992; and
       Agreement to Merge First State Bank with and into Texas Bank, N.A. under the Charter of Texas
       Bank, N.A. and under the Title of Texas Bank, N.A., dated July 23, 1992. /(4)/
 2.03  Reorganization Agreement by and between The Farmers Guaranty State Bank of Kennard; Dr.
       Frank A. Smith, III; Surety Bank, National Association; and Surety Capital Corporation, dated
       February 4, 1994; and Agreement to Merge The Farmers Guaranty State Bank of Kennard with and into Surety Bank, National Association under the Charter of Surety Bank, National Association and under the title of Surety Bank, National Association, dated February 4, 1994. /(6)/

 2.04  Reorganization Agreement by and between First National Bank; Lloyd W. Butts, D. C. Degan,
       Norman Denton, Murriel Gilbreath, Robert S. Light, and Joe B. Turner, Jr. (the "Shareholders");
       Surety Bank, National Association; and Surety Capital Corporation, dated May 24, 1994; and
       Agreement to Merge between Surety Bank, National Association, First National Bank and joined in by the Shareholders and Surety Capital Corporation, dated May 24, 1994. /(7)/
 2.05  Reorganization Agreement by and between First Midlothian Corporation; First National Bank;
       certain individual shareholders and directors of First Midlothian Corporation and First National
       Bank; Surety Bank, National Association; and Surety Capital Corporation, dated October 17, 1995.
       /(10)/
 2.06  Amendment Number One to Reorganization Agreement, dated January 16, 1996. /(11)/
 2.07  Amendment Number Two to Reorganization Agreement, dated February 29, 1996. /(11)/
 2.08  Agreement to Merge SCC Acquisition, Inc. with and into First Midlothian Corporation Under the
       Charter of First Midlothian Corporation and Under the Title of First Midlothian Corporation
       between First Midlothian Corporation and SCC Acquisition, Inc., and joined in by Surety Bank,
       National Association and the directors of First Midlothian Corporation and First National Bank,
       dated October 17, 1995. /(10)/
 2.09  Amendment Number One to Agreement to Merge SCC Acquisition, Inc. with and into First
       Midlothian Corporation Under the Charter of First Midlothian Corporation and Under the Title of
       First Midlothian Corporation, dated February 29, 1996. /(11)/
 2.10  Agreement to Consolidate First National Bank and Surety Bank, National Association under the
       Charter of Surety Bank, National Association and Under the Title of Surety Bank, National
       Association between Surety Bank, National Association and First National Bank, and joined in by
       SCC Acquisition, Inc. and Surety Capital Corporation, dated January 16, 1996. /(10)/
 2.11  Agreement and Plan of Reorganization by and among Surety Bank, National Association, TexStar
       National Bank, Surety Capital Corporation, and certain shareholders of TexStar National Bank, dated as of October 10, 1997; and Agreement to Merge TexStar National Bank with and into
       Surety Bank, National Association Under the Charter of Surety Bank, National Association and
       Under the Title of Surety Bank, National Association, between Surety Bank, National Association and TexStar National Bank and joined in by Surety Capital Corporation and certain shareholders of TexStar National Bank, dated as of October 10, 1997. *
 3.01  Certificate of Incorporation. /(1)/
 3.02  Certificate of Amendment of Certificate of Incorporation, as filed with the Delaware Secretary of
       State on April 8, 1987. /(2)/
 3.03  Certificate of Amendment to the Certificate of Incorporation, as filed with the Delaware Secretary of State on April 4, 1988. /(3)/
 3.04  Certificate of Designations Establishing Series of Shares of Preferred Stock, as filed with the
       Delaware Secretary of State on April 4, 1988. /(3)/
 3.05  Certification of Elimination of Series of Shares of Preferred Stock, as filed with the Delaware
       Secretary of State on January 31, 1992. /(5)/

 3.06  Certificate of Amendment to the Certificate of Incorporation, as filed with Delaware Secretary of
       State on June 14, 1993. /(6)/
 3.07  Form of Common Stock certificate (specimen). /(6)/
 3.08  Restated Bylaws of the Company. /(8)/
 4.01  Rights Agreement between Surety Capital Corporation and Securities Transfer Corporation as
       Rights Agent, dated as of June 17, 1997 /(14)/; as amended by Amendment No. 1 to Rights Agreement of Surety Capital Corporation, dated as of March 10, 1998. *
10.01  Pledge Agreement by and between Surety Capital Corporation and Overton Bank and Trust, N.A.,
       dated December 9, 1994. /(9)/
10.02  Guaranty Agreement entered into by C. Jack Bean with Overton Bank and Trust, N.A. with respect to the repayment by Surety Capital Corporation of loan from Overton Bank and Trust, N.A., dated
       December 9, 1994. /(9)/
10.03  Uniform Commercial Code Financing Statement UCC-1 completed with respect to Overton Bank
       & Trust, N.A.'s security interest in the Shares of Stock of Surety Bank, National Association
       owned by Surety Capital Corporation. /(9)/
10.04  Promissory Note in the original principal amount of $500,000 with Surety Capital Corporation as borrower and Overton Bank and Trust, N.A. as lender, dated June 23, 1995 with a maturity date of January 23, 1996; and related Security Agreement (Collateral Pledge Agreement) dated June
       23, 1995. /(10)/
10.05  Surety Capital Corporation 1988 Incentive Stock Option Plan. /(5)/
10.06  Form of Change in Control Agreement entered into between Surety Capital Corporation and C.
       Jack Bean, Bobby W. Hackler and G. M. Heinzelmann, III, dated August 16, 1994. /(8)/
10.07  Lease agreement between Precinct Campus, Inc., as landlord, and Surety Capital Corporation, as tenant, regarding offices located in Hurst, Texas, dated February 14, 1994. /(6)/
10.08  Surety Capital Corporation 1995 Incentive Stock Option Plan. /(8)/
10.09  Form of Amended and Restated Executive Deferred Compensation Agreements and related
       Adoption Agreements with Designation of Beneficiaries entered into between Surety Capital
       Corporation and B. J Curley, Bobby W. Hackler and G. M. Heinzelmann, III, dated August 29,
       1997. *
10.10  Form of Amended and Restated Letter Agreements between Surety Capital Corporation and B. J.
       Curley, Bobby W. Hackler and G. M. Heinzelmann, III regarding provision by Surety Capital
       Corporation of term life insurance coverage, dated August 29, 1997. *
10.11  Change in Control Agreement entered into between Surety Capital Corporation and B. J. Curley, dated February 9, 1996. /(12)/

10.12  Asset Purchase Agreement by and among Surety Bank, National Association, Surety Capital
       Corporation, Providers Funding Corporation, and Lawrence C. Blanton, Barry T. Carroll and Bill
       M. Ward; Employment, Non-Competition and Confidentiality Agreement by and between Surety
       Bank, National Association, Surety Capital Corporation, and Barry T. Carroll; Non-Competition
       and Confidentiality Agreement by and between Surety Bank, National Association, Surety Capital
       Corporation, and Lawrence C. Blanton; and Non-Competition and Confidentiality Agreement by
       and between Surety Bank, National Association, Surety Capital Corporation, and Bill M. Ward;
       all dated March 15, 1996. /(12)/
10.13  Surety Capital Corporation Amended and Restated Stock Option Plan for Directors, and Form of
       Stock Option Agreement. /(13)/
10.14  Surety Capital Corporation 1997 Non-Qualified Stock Option Plan for Officers and Key
       Employees, and Form of Stock Option Agreement. *
10.15  Surety Capital Corporation 1997 Non-Qualified Stock Option Plan for Non-Employee Directors,
       and Form of Stock Option Agreement. *
10.16  Post Retirement Services Agreement Between Surety Capital Corporation and C. Jack Bean, dated
       January 20, 1998. *
10.17  Surety Capital Corporation 1998 Incentive Stock Option Plan. *
   21  Subsidiaries of the Registrant. *
   23  Consent of Coopers & Lybrand L.L.P. *
   24  Special Power of Attorney. *
   27  Financial Data Schedule. *


 /(1)/  Filed with Registration Statement No. 33-1983 on Form S-1 and incorporated by reference herein.
 /(2)/  Filed with the Company's Form 10-K dated October 31, 1987 and incorporated by reference herein.
 /(3)/  Filed with the Company's Form 10-Q for the quarter ended April 30, 1988 and incorporated by reference herein.
 /(4)/  Filed with Registration Statement No. 33-44893 on Form S-3 and incorporated by reference herein.
 /(5)/  Filed with the Company's Form 10-K dated December 31, 1991 and incorporated by reference herein.
 /(6)/  Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
 /(7)/  Filed with the Company's Form 8-K dated December 8, 1994 and incorporated by reference herein.
 /(8)/  Filed with the Company's Form 10-K dated December 31, 1994 and incorporated by reference herein.
 /(9)/  Filed with Registration Statement No. 33-89264 on Form S-2 and incorporated by reference herein.

/(10)/  Filed with Registration Statement No. 33-64789 on Form S-1 and incorporated by reference herein.
/(11)/  Filed with the Company's Form 8-K dated February 29, 1996 and incorporated by reference herein.
/(12)/  Filed with the Company's Form 10-K dated December 31, 1995 and incorporated by reference herein.
/(13)/  Filed with the Company's Form 10-K dated December 31, 1996 and incorporated by reference herein.
/(14)/  Filed with the Company's Form 8-K dated June 17, 1997 and incorporated by reference herein.
*       Filed herewith.

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

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

                                         SURETY CAPITAL CORPORATION



Date:  March 26, 1998                    By: /s/ C. Jack Bean
                                            -----------------
                                         C. Jack Bean, Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this _____ day of March, 1998.

                Signature                                      Capacity
                ---------                                      --------


/s/ C. Jack Bean                              Chairman of the Board, Chief Executive Officer
--------------------------------------------  and Director (Principal Executive Officer)
C. Jack Bean


/s/ G. M. Heinzelmann, III                    President and Director
--------------------------------------------
G. M. Heinzelmann, III


/s/ Bobby W. Hackler                          Vice Chairman of the Board, Chief Operating
--------------------------------------------  Officer and Director
Bobby W. Hackler


/s/ B. J. Curley                              Vice President, Chief Financial Officer and
--------------------------------------------  Secretary (Principal Financial Officer and Chief
B. J. Curley                                  Accounting Officer)



*                                             Director
--------------------------------------------
William B. Byrd


*                                             Director
--------------------------------------------
Joseph S. Hardin


*                                             Director
--------------------------------------------
Margaret E. Holland

*                                             Director
--------------------------------------------
Michael L. Milam


*                                             Director
--------------------------------------------
Garrett Morris


*                                             Director
--------------------------------------------
Cullen W. Turner



*  By: /s/ C. Jack Bean
       -------------------------------------
         C. Jack Bean, as Attorney-in-Fact
         for each of the persons indicated

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                EXHIBIT
--------------------------------------------------------------------------------------------------------

   2.11  Agreement and Plan of Reorganization by and among Surety Bank, National Association,
         TexStar National Bank, Surety Capital Corporation, and certain shareholders of TexStar National
         Bank, dated as of October 10, 1997; and Agreement to Merge TexStar National Bank with and into Surety Bank, National Association Under the Charter of Surety Bank, National Association
         and Under the Title of Surety Bank, National Association, between Surety Bank, National
         Association and TexStar National Bank and joined in by Surety Capital Corporation and certain shareholders of TexStar National Bank, dated as of October 10, 1997

   4.01  Amendment No. 1 to Rights Agreement of Surety Capital Corporation, dated as of March 10,
         1998

  10.09  Form of Amended and Restated Executive Deferred Compensation Agreements and related
         Adoption Agreements with Designation of Beneficiaries entered into between Surety Capital
         Corporation and B. J Curley, Bobby W. Hackler and G. M. Heinzelmann, III, dated August 29,
         1997

  10.10  Form of Amended and Restated Letter Agreements between Surety Capital Corporation and B.
         J. Curley, Bobby W. Hackler and G. M. Heinzelmann, III regarding provision by Surety Capital
         Corporation of term life insurance coverage, dated August 29, 1997

  10.14  Surety Capital Corporation 1997 Non-Qualified Stock Option Plan for Officers and Key
         Employees, and Form of Stock Option Agreement

  10.15  Surety Capital Corporation 1997 Non-Qualified Stock Option Plan for Non-Employee Directors,
         and Form of Stock Option Agreement

  10.16  Post Retirement Services Agreement Between Surety Capital Corporation and C. Jack Bean,
         dated January 20, 1998

  10.17  Surety Capital Corporation 1998 Incentive Stock Option Plan

  21     Subsidiaries of the Registrant

  23     Consent of Coopers & Lybrand L.L.P.

  24     Special Power of Attorney

  27     Financial Data Schedule

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Surety Capital Corporation
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of Surety Capital Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surety Capital Corporation as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.
Fort Worth, Texas
February 4, 1998 except
   as to the information
   presented in the last
   paragraph of Note 17,
   for which the date is
   March 17, 1998

                           SURETY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996

                                                                          December 31,              December 31,
                                                                              1997                      1996
                                                                        --------------           ---------------
Assets:
     Cash and due from banks                                              $  6,204,177              $  6,094,457
     Federal funds sold                                                     22,257,266                16,772,000
     Interest bearing deposits in financial institutions                        94,939                   285,842
     Investment securities:
     Available-for-sale                                                     28,785,162                15,701,435
     Held-to-maturity                                                               --                22,561,270
                                                                          ------------              ------------
     Total investment securities                                            28,785,162                38,262,705
     Loans                                                                 100,846,310                99,319,430
     Less:  Unearned interest                                               (2,212,391)               (2,501,747)
     Allowance for credit losses                                              (950,809)               (1,067,041)
                                                                          ------------              ------------
     Loans, net                                                             97,683,110                95,750,642
     Medical claims receivables, net                                         3,073,155                 6,116,272
     Premises and equipment, net                                             3,760,550                 3,970,193
     Accrued interest receivable                                               908,487                 1,083,336
     Other real estate and repossessed assets                                  158,271                   738,198
     Deferred tax asset                                                      1,622,394                        --
     Other assets                                                            2,381,887                 1,127,052
     Excess of cost over fair value of net assets acquired, net of accumulated amortization of $2,377,636 and $719,288
      at December 31, 1997 and 1996, respectively (Note 6)                   4,722,220                 6,238,613
                                                                          ------------              ------------
     Total assets                                                         $171,651,618              $176,439,310
                                                                          ============              ============
Liabilities and shareholders' equity:
     Demand deposits                                                      $ 22,185,320              $ 23,878,744
     Savings, NOW and money markets                                         44,477,424                48,372,642
     Time deposits, $100,000 and over                                       23,492,179                20,276,235
     Other time deposits                                                    64,386,569                63,162,720
                                                                          ------------              ------------
     Total deposits                                                        154,541,492               155,690,341
     Accrued interest payable and other liabilities                          1,232,793                 1,518,417
                                                                          ------------              ------------
     Total liabilities                                                     155,774,285               157,208,758
                                                                          ------------             -------------
Commitments and contingent liabilities (Notes 12 & 17)
Shareholders' equity:
       Preferred stock, $.01 par value, 1,000,000 shares authorized,
         none issued at December 31, 1997 and 1996                                  --                        --
       Common stock, $.01 par value, 20,000,000 shares authorized,
          5,790,171 and 5,763,737 shares issued at December 31, 1997 and 1996, respectively, and 5,755,882 and 5,748,119
          outstanding at December 31, 1997 and 1996, respectively               57,902                    57,637
     Additional paid-in capital                                             16,867,777                16,752,003
     Retained (deficit) earnings                                            (1,024,435)                2,509,771
     Stock rights issuable                                                      57,902                        --
     Treasury stock, 34,289 and 15,618 shares carried at cost at
       December 31, 1997 and 1996, respectively                               (172,828)                  (74,539)
     Unrealized gain/(loss) on available-for-sale securities, net of tax        91,015                   (14,320)
                                                                          ------------              ------------
           Total shareholders' equity                                       15,877,333                19,230,552
                                                                        --------------           ---------------
           Total liabilities and shareholders' equity                     $171,651,618              $176,439,310
                                                                        ==============           ===============

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             for the years ended December 31, 1997, 1996 and 1995

                                                         1997         1996         1995
                                                     -----------   -----------  ----------
Interest income:
   Commercial and real estate loans                  $ 4,917,092   $ 4,539,602  $3,113,257
   Consumer loans                                      1,266,732     1,444,189   1,198,632
   Insurance premium financing                         4,935,716     3,563,467   2,739,060
   Medical claims receivable factoring                 1,477,510     1,232,463     550,867
   Federal funds sold                                    516,340     1,078,618     657,809
   Investment securities
      Taxable                                          1,984,533     2,165,301     905,046
      Tax-exempt                                         315,994       324,605     268,702
   Interest bearing deposits                              18,768        42,117     101,408
                                                     -----------   -----------  ----------
          Total interest income                       15,432,685    14,390,362   9,534,781
                                                     -----------   -----------  ----------
Interest expense:
   Savings, NOW and money market                       1,236,139     1,056,884     805,514
   Time deposits, $100,000 and over                    1,144,071     1,106,754     792,098
   Other time deposits                                 3,369,588     3,191,439   1,957,288
   Other interest expense                                     --         6,612     122,579
                                                     -----------   -----------  ----------
         Total interest expense                        5,749,798     5,361,689   3,677,479
                                                     -----------   -----------  ----------
             Net interest income before provision      9,682,887     9,028,673   5,857,302
Provision for credit losses on loans                     140,000        72,314      27,622
Provision for medical claims receivables losses        6,244,996        62,686      32,378
                                                     -----------   -----------  ----------
         Net interest income                           3,297,891     8,893,673   5,797,302
                                                     -----------   -----------  ----------
Noninterest income                                     2,538,918     1,877,454   1,419,067
                                                     -----------   -----------  ----------
Noninterest expense:
   Salaries and employee benefits                      4,748,097     4,244,874   2,923,118
   Occupancy and equipment                             1,517,662     1,244,551     907,286
   General and administrative                          3,649,136     2,645,587   2,048,148
   Impairment of long lived assets                     1,198,288            --          --
                                                     -----------   -----------  ----------
         Total noninterest expense                    11,113,183     8,135,012   5,878,552
                                                     -----------   -----------  ----------
             (Loss) income before income taxes        (5,276,374)    2,636,115   1,337,817
Income tax (benefit) expense:
   Current                                                    --       938,128     263,007
   Deferred                                           (1,800,070)           --     187,924
                                                     -----------   -----------  ----------
        Net (loss) income                            $(3,476,304)  $ 1,697,987  $  886,886
                                                     ===========   ===========  ==========
Basic (loss) earnings per share of common stock      $      (.60)  $       .32  $      .27
                                                     ===========   ===========  ==========
Weighted average shares outstanding                    5,751,847     5,389,366   3,279,448
                                                     ===========  ============  ==========
Diluted (loss) earnings per share of common stock          $(.60)         $.31        $.26
                                                     ===========  ============  ==========
Weighted average shares outstanding
   and common stock equivalents                        5,990,815     5,437,661   3,441,448
                                                     ===========  ============  ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             for the years ended December 31, 1997, 1996 and 1995



                                                                                                        Unrealized
                                                                                                           Gain/
                                Common Stock                                                             (Loss) on
                           --------------------    Additional     Retained       Stock                   Available-
                                          Par        Paid-in     (Deficit)/      Rights     Treasury      for-Sale      Total
                              Shares     Value       Capital      Earnings      Issuable      Stock      Securities     Equity
                           --------------------    ----------    ----------     --------    --------     ----------     ------
Balance at December 31,      3,040,829  $30,408    $ 8,113,214   $   (75,102)         -            -     $  (2,839)     $ 8,065,681
 1994
Sale of Common Stock           459,500    4,595      1,192,587                                                            1,197,182
Purchase of Treasury Stock                                                                  $(50,830)                       (50,830)

Net Income                                                           886,886                                                886,886
Exercise of stock options       16,266      163         50,668                                                               50,831
Change in unrealized
 gain/(gain) on available-
 for-sale securities,
 net of tax of $74,544                                                                                     144,722          144,722
                             ---------  -------   ------------  ------------    -------    ---------      --------      -----------
 Balance at December 31,
  1995                       3,516,595   35,166      9,356,469       811,784                 (50,830)      141,883       10,294,472
                             ---------  -------   ------------  ------------    -------    ---------      --------      -----------

Sale of Common Stock         2,239,218   22,392      7,371,901                                                            7,394,293
Purchase of Treasury Stock                                                                   (23,709)                       (23,709)

Net Income                                                         1,697,987                                              1,697,987
Exercise of stock options        7,924       79       23,633                                                                 23,712
Change in unrealized
 gain/(loss) on available-
 for-sale securities,
 net of tax of $81,147                                                                                    (156,203)        (156,203)

                             ---------  -------   ------------  ------------    -------    ---------      --------      -----------
Balance at December 31,
 1996                        5,763,737   57,637     16,752,003     2,509,771                 (74,539)      (14,320)      19,230,552
                             ---------  -------   ------------  ------------    -------    ---------      --------      -----------
Stock rights issuable                                                (57,902)   $57,902
Purchase of Treasury Stock                                                                   (98,289)                       (98,289)

Net loss                                                          (3,476,304)                                            (3,476,304)

Exercise of stock options       26,434      265        115,774                                                              116,039
Change in unrealized
 gain/(loss) on  available-
 for-sale securities,
 net of tax of $59,251                                                                                     105,335          105,335
                             ---------  -------   ------------  ------------    -------    ---------      --------      -----------
 Balance at December 31,
  1997                       5,790,171  $57,902    $16,867,777   $(1,024,435)   $57,902    $(172,828)     $ 91,015      $15,877,333
                             =========  =======   ============  ============    =======    =========      ========      ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                                                                      December 31,
                                                                       ------------------------------------------
                                                                           1997           1996           1995
                                                                       ----------     -----------    ------------
Cash flows from operating activities:
   Net (loss)  income                                                  $ (3,476,304)  $  1,697,987   $    886,886
   Adjustments to reconcile net (loss) income to net
       cash provided by operating activities:
           Provision for losses                                           6,384,996        135,000         60,000
           Impairment of long lived assets                                1,198,288
           Depreciation                                                     673,362        573,745        500,725
           Amortization of intangible assets                                506,172        359,717        184,332
           Net gain on sale of available-for-sale securities               (173,361)
           Net loss (gain) on sale or disposal of assets                      4,758        (22,879)        (8,477)
           Deferred income taxes                                         (1,800,070)
           Changes in assets and liabilities:
              Unearned interest on loans                                   (289,356)       655,342        382,618
              Accrued interest receivable                                   174,849       (302,305)      (157,294)
              Other assets                                               (1,288,718)       317,230       (196,209)
              Accrued interest payable and other liabilities               (167,199)      (101,725)       411,209
                                                                       ------------   ------------   ------------
                     Net cash provided by operating activities            1,747,417      3,312,112      2,063,790
                                                                       ------------   ------------   ------------
Cash flows from investing activities:
   Net increase in loans                                                 (2,002,404)   (15,070,139)    (1,486,861)
   Payments received on purchased medical claims receivables             18,633,244     14,229,677     15,716,784
   Purchases of medical claims receivables                              (21,835,125)   (17,480,467)   (16,688,775)
   Purchases of available-for-sale securities                           (14,223,479)    (7,239,958)    (7,356,633)
   Proceeds from sales of available-for-sale securities                  12,680,593                     4,736,638
   Proceeds from maturities of available-for-sale securities              6,167,712        909,492      2,670,121
   Purchases of held-to-maturity securities                                             (3,081,744)    (7,048,483)
   Proceeds from maturities of held-to-maturity securities                5,190,666     15,515,641      2,808,990
   Purchases of interest bearing deposits in financial institutions                                       (99,081)
   Proceeds from maturities of interest bearing deposits in
      financial institutions                                                190,903      1,034,697        576,972
   Purchases of bank premises and equipment                                (604,999)      (518,010)      (609,135)
   Proceeds from sales of bank premises and equipment                       136,898          4,437          6,000
   Proceeds from sale of other real estate and repossessed assets           644,659        428,217        507,208
   Net cash acquired in acquisitions                                                     3,731,462     15,370,125
                                                                       ------------   ------------   ------------
            Net cash provided by (used in) investing activities           4,978,668     (7,536,695)     9,103,870
                                                                       ------------   ------------   ------------
Cash flows from financing activities:
   Net (decrease) increase in deposits                                   (1,148,849)    (3,145,274)     1,032,815
   Principal payments on note payable                                                     (375,000)    (1,375,000)
   Purchase of treasury stock                                               (98,289)       (23,709)       (50,830)
   Exercise of stock options                                                116,039         23,712         50,831
   Proceeds from the sale of stock                                                       7,394,293      1,197,182
                                                                       ------------   ------------   ------------
            Net cash (used in)  provided by financing activities         (1,131,099)     3,874,022        854,998
                                                                       ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents                      5,594,986       (350,561)    12,022,658
Beginning cash and cash equivalents                                      22,866,457     23,217,018     11,194,360
                                                                       ------------   ------------   ------------
Ending cash and cash equivalents                                       $ 28,461,443   $ 22,866,457   $ 23,217,018
                                                                       ============   ============   ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (continued)


                                                                              December 31,

                                                                   1997          1996           1995
                                                                -----------  ------------   ------------
Supplemental disclosure:
   Cash paid during the year for interest                       $ 5,821,868  $  5,190,521   $  3,421,225
   Cash paid during the year for federal income taxes           $   995,000  $    545,000   $     22,733
Supplemental schedule of noncash investing and financing
   activities:
       Transfer of held-to-maturity to available-for-sale
         investment securities                                  $17,370,604
       Transfers of repossessed collateral to other assets      $   576,329  $    752,648   $    457,483
       Additions to loans to facilitate the sale of OREO and
         other assets                                           $   357,037  $    212,715
       Declaration of stock rights dividend                     $    57,902
Supplemental schedule of investing activities:
   Interest bearing deposits in financial institutions                       $    274,242
   Investment securities                                                       21,214,629
   Loans, net                                                                  18,476,948   $    875,159
   Premises and equipment, net                                                  1,270,401        273,677
   Other assets                                                                   959,648          6,569
   Excess of cost over fair value of net assets acquired                        3,939,773        151,365
   Deposits                                                                   (49,237,113)   (16,538,565)
   Other liabilities                                                             (629,990)      (138,330)
                                                                -----------  ------------   ------------
Net cash acquired in acquisitions                                            $ (3,731,462)  $(15,370,125)
                                                                ===========  ============   ============

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


2.   Summary of Significant Accounting Policies:
     ------------------------------------------

     Cash and Cash Equivalents
     -------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one day periods.

     Investment Securities
     ---------------------

     Management determines the appropriate classification of securities at the time of purchase. If the securities are purchased with the positive intent and the ability to hold the securities until maturity, they are classified as held-to-maturity and carried at historical cost, adjusted for amortization of premiums and accretion of fees and discounts using a method that approximates the interest method. Securities to be held for indefinite periods of time are classified as available-for-sale and carried at fair value. Unrealized gains and losses, net of taxes, related to securities available-for-sale are recorded as a separate component of shareholders' equity. Securities purchased and held principally for the purpose of selling them in the near term are classified as trading. The Company had no securities classified as held-to-maturity or trading as of December 31, 1997, and no securities classified as trading as of December 31, 1996. The cost of securities sold is based on the specific identification method.

     Loans, Medical Claims,  and Allowance for Credit Losses
     -------------------------------------------------------

     Loans and medical claims receivables that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for credit losses, and deferred fees or costs on originated loans. Origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related receivable. Loans and medical claims are stated at the amount of unpaid principal, reduced by unearned interest and an allowance for credit losses. The allowance for credit losses is established through a provision for credit losses charged against current earnings.

     A loan and a medical claim are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest or receivable balance when due, according to the contracted terms of the loan agreement or the claim receivable. The evaluations take into consideration such factors as changes in the nature and volume of the loan and medical claims portfolios, overall portfolio quality, review of specific problem loans or medical claims, and current economic conditions that may affect the borrower's ability to pay or the likelihood of collection. The measurement of impaired receivables and the related allowance for credit losses is generally based on the fair value of the collateral. Smaller balance homogenous loans consisting of residential mortgages and consumer loans are evaluated for reserves collectibility based on historical loss experience. Loans and medical claims are charged against the allowance for credit losses when management believes that the collectibility of the receivable is unlikely.

     The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income subsequently recognized only to the extent cash payments are received. The fees on medical claims are recorded into income as the claims are collected.

     ------------------------------------------

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

     Other Real Estate and Repossessed Assets
     ----------------------------------------

     Real estate properties acquired through, or in lieu, of loan foreclosure initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Any write down to fair market value at the date of acquisition is charged against the allowance for credit losses. Any subsequent write-downs are reflected in operations.

     Earnings Per Share
     ------------------

     For the year ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share. This Statement requires the disclosure of basic earnings per share using the weighted average number of shares outstanding during the period. It also requires disclosure of diluted earnings per share which uses the weighted average number of shares outstanding during the period plus additional shares that would be issued upon exercise of all outstanding stock options, as computed by the treasury method. As required by this Statement, all prior period earnings per share amounts have been restated to conform to the method prescribed by the Statement.

     Income Taxes
     ------------

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

     Purchase Method of Accounting
     -----------------------------

     Net assets acquired in purchase transactions are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is amortized on a straight-line basis, generally over a 15 year period. The Company continually re-evaluates (using undiscounted cash flows) the propriety of the carrying amount of such intangible assets as well as its amortization period, to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of the period of benefit.

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

   ------------------------------------------

   Reclassification
   ----------------

   Certain amounts in the December 31, 1996 financial statements have bee reclassified to conform to the presentation adopted for the year ended December 31, 1997. These reclassifications had no effect on net income, total assets, total liabilities, or shareholders' equity as previously reported.

   Recent Accounting Pronouncements
   --------------------------------

   In December 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125". This Statement deferred the effective date of FASB Statement No. 125 for secured lending, repurchase agreement, dollar-roll, securities lending, and similar transactions to transactions occurring after December 31, 1997. Management believes that the adoption of this pronouncement will not have a material impact on the financial statements of the Company.

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

   In June of 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements, and requires that those enterprises report information about operating segments in annual financial statements and report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

   SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

   SFAS 131 is effective for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated.

   Management believes that the adoption of these pronouncements will not have a material impact on the financial statements of the Company.


3. Acquisitions:
   ------------

   BANK ONE, TEXAS, NATIONAL ASSOCIATION BRANCH IN WAXAHACHIE, TEXAS

   On September 28, 1995 the Bank acquired certain assets (principally cash) and assumed certain liabilities (principally customer deposits) relating to the branch of Bank One, Texas, National Association ("Bank One") located in Waxahachie, Texas (the "Waxahachie Branch"). The Bank financed the acquisition through the use of internally-generated funds.

   -----------------------

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

   With the completion of this acquisition, the Bank increased its asset size by approximately 42%. In the transaction, a subsidiary of the Bank was first merged with and into First Midlothian, pursuant to which merger the shareholders of First Midlothian received cash in exchange for their shares of capital stock of First Midlothian in an amount equal to approximately one hundred fifty percent (150%) of the book value of First National. The Bank paid $5,976,000 to the shareholders of First National in exchange for all of the issued and outstanding shares of common stock of First National plus an additional $619,707 to repay in full all outstanding debentures of First Midlothian. The purchase of First Midlothian resulted in cost in excess of net assets acquired amounting to $2,553,638, which is being amortized on a straight line basis over a 15-year period. The assets and liabilities of First National were recorded at their fair values as of February 29, 1996. Purchase accounting mark-to-market adjustments for the purchase of First National resulted in a net increase in assets of $268,818. Immediately following the merger, First National and the Bank consolidated under the charter of the Bank.

   PROVIDERS FUNDING CORPORATION

   On March 15, 1996, the Bank completed the acquisition of Providers Funding Corporation ("PFC"), a medical claims servicing company. The acquisition was accomplished through the purchase of certain assets consisting of accounts receivable along with certain furniture and equipment and the assumption of certain liabilities of PFC by the Bank. The Bank used cash on hand in the amount of $1,000,000 to fund this purchase (before deducting the then outstanding balance of principal plus interest on the indebtedness of PFC to the Bank). The Bank also entered into non-competition and confidentiality agreements with certain principals of PFC in consideration for which the Company issued 25,398 shares of Common Stock of the Company to such principals. Due to the short term nature of the receivables (average life of 90 days) and the short term nature of the liabilities (less than 30 days), no purchase accounting mark-to-market adjustments were necessary. The purchase of PFC resulted in cost in excess of net assets acquired amounting to $1,338,364. During the fourth quarter of 1997, management determined that the value of the goodwill, certain fixed assets, and the noncompete agreements of PFC were impaired. The Company recognized the impairment for the unamortized goodwill and noncompete agreements of $1,151,111, and $47,177 for the fixed assets.

4. Investment Securities:
   ----------------------

   Investment securities consisted of the following at December 31, 1997 and 1996:

December 31, 1997:                                    Gross        Gross      Estimated
                                    Amortized       Unrealized   Unrealized     Fair
                                       Cost           Gains        Losses       Value
                                ------------------  ----------  -----------  -----------
 AVAILABLE-FOR-SALE:
 U.S. Treasury                         $ 4,994,786                $  1,035    $4,993,751
 Obligations of other U.S.
  Government agencies and
  corporations                          18,448,670    $ 56,870       10,853   18,494,687
 State and county municipals             3,714,719      92,030          478    3,806,271
 Mortgage-backed securities                437,021       5,678                   442,699
 Other securities                        1,047,754                             1,047,754
                                       -----------    --------   ----------  -----------
    Total available-for-sale           $28,642,950    $154,578   $   12,366  $28,785,162
                                       ===========    ========   ==========  ===========

December 31, 1996:                                     Gross        Gross     Estimated
                                        Amortized    Unrealized   Unrealized    Fair
                                           Cost        Gains        Losses      Value
                                       -----------   ----------   ---------  -----------
 AVAILABLE-FOR-SALE:
 U.S. Treasury                         $ 5,193,782    $ 15,122               $ 5,208,904
 Obligations of other U.S.
  Government agencies and
  corporations                           9,423,964      39,027   $   74,887    9,388,104
 State and county municipals               409,498          15        6,408      403,105
 Mortgage-backed securities                173,513       4,755                   178,268
 Other securities                          523,054                               523,054
                                       -----------    --------   ----------  -----------
    Total available-for-sale           $15,723,811    $ 58,919   $   81,295  $15,701,435
                                       ===========    ========   ==========  ===========
  HELD-TO-MATURITY:
   U.S. Treasury                       $ 3,001,104    $  4,216               $ 3,005,320
 Obligations of other U.S.
  Government agencies and
  corporations                          14,149,123      42,723   $   15,697   14,176,149
 State and county municipals             5,025,972     170,621          238    5,196,355
 Mortgage-backed securities                385,071         357                   385,428
                                       -----------    --------   ----------  -----------
    Total held-to-maturity             $22,561,270    $217,917   $   15,935  $22,763,252
                                       ===========    ========   ==========  ===========

The amortized cost and estimated market value of investment securities at December 31, 1997 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

   ---------------------------------

                                                                   Estimated
 December 31, 1997:                          Amortized               Fair
                                               Cost                  Value
                                             -----------          -----------
AVAILABLE-FOR-SALE:
  Due within one year                        $17,353,497          $17,368,516
  Due after one year through five years        5,042,584            5,105,667
  Due after five years through ten years       4,762,094            4,820,526
  Mortgage-backed securities                     437,021              442,699
  Other securities                             1,047,754            1,047,754
                                             -----------          -----------
   Total available-for-sale                  $28,642,950          $28,785,162
                                             ===========          ===========

   In anticipation of the proposed acquisition of TexStar National Bank, management determined that it was necessary to restructure the investment portfolio beginning in the fourth quarter of 1997. In order to complete the restructure, management transferred all securities classified as held-to-maturity to the available-for-sale classification. The amount transferred from the held-to-maturity classification to the available-for-sale classification as of December 31, 1997 was $17,370,604 with a net unrealized gain of $142,212. The reclassification from the held-to-maturity classification to the available-for-sale classification will prohibit the Bank from utilizing the held-to-maturity classification for a period of time.

   Proceeds from sales of available-for-sale investment securities during the year ended December 31, 1997 were $12,680,593 with gross recognized gains of $180,978 and gross recognized losses of $7,613. No sales of available-for-sale investment securities occurred during 1996. Proceeds from sales of available-for-sale investment securities during the year ended December 31, 1995 were $4,736,538 with gross recognized gains of $100 and no losses.

   At December 31, 1997 and 1996 the carrying values of Federal Reserve Bank stock was $446,250, and $446,250, respectively. The Federal Reserve Bank stock's market value was estimated to be the same as its carrying value at all dates. At December 31, 1997 and 1996 the carrying value of Federal Home Loan Bank stock was $524,700, and $0, respectively. The Federal Home Loan Bank stock's market value was estimated to be the same as its carrying value at all dates.

   At December 31, 1997 and 1996 securities with a carrying amount of $12,999,000 and $20,927,000, respectively, were pledged as collateral for public deposits, as required or permitted by law.

5. Loans, net:
   -----------

   At December 31, 1997 and 1996, the loan portfolio was composed of the following:

                               December 31,   December 31,
                                   1997           1996
                               ------------   ------------
Insurance premium financing    $ 40,373,695    $39,168,604
Installment loans                10,632,451     12,631,520
Commercial loans                 23,171,566     22,745,139
Real estate loans                26,668,598     24,774,167
                               ------------    -----------
Total gross loans               100,846,310     99,319,430
Unearned interest                (2,212,391)    (2,501,747)
Allowance for credit losses        (950,809)    (1,067,041)
                               ------------    -----------
Loans, net                     $ 97,683,110    $95,750,642
                               ============    ===========

     ----------

     Loans on which the accrual of interest has been discontinued amounted to approximately $92,000 and $144,000 at December 31, 1997 and 1996, respectively.

     A summary of changes in allowance for credit losses for the years ended December 31, 1997 and 1996 were as follows:

                                                   December 31,   December 31,
                                                       1997           1996
                                                   ------------   ------------
Balance at beginning of year                         $1,067,041     $  535,250
Additions (deductions):
     Provision for credit losses                        140,000         72,314
     Bank acquisition                                         -        614,700
     Loans charged off                                 (403,454)      (216,788)
     Recoveries of loans previously charged-off         147,222         61,565
                                                     ----------     ----------
Balance at end of year                               $  950,809     $1,067,041
                                                     ==========     ==========

     At December 31, 1997 and December 31, 1996, the Company's recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") consists primarily of commercial loans and installment loans as follows:

                                                                   December 31,  December 31,
                                                                       1997          1996
                                                                   ------------  ------------
Impaired loans                                                       $2,811,944    $2,266,812
Impaired loans with related allowance calculated under SFAS 114       2,306,501     1,069,007
Allowance on impaired loans calculated under SFAS 114                   331,174       196,433
Impaired loans with no allowance calculated under SFAS 114              505,443     1,197,805

                                              For the year ended December 31,
                                                     1997           1996
                                              --------------    -------------
Average impaired loans                            $2,304,892     $1,723,362
Interest income recognized on impaired loans         253,538        189,570

     As of December 31, 1997 and December 31, 1996, there were no commitments to lend additional funds for loans considered impaired.

6.   Medical Claims Receivables:
     --------------------------

     At December 31, 1997 and 1996, the medical claims receivables portfolio was composed of the following:

                                   December 31,   December 31,
                                       1997           1996
                                   ------------   ------------
Medical claims receivables          $ 8,079,524     $6,377,061
Unearned interest                      (698,484)       (43,056)
Allowance for medical claims
   receivables losses                (4,307,885)      (217,733)
                                    -----------     ----------
Medical claims receivables, net     $ 3,073,155     $6,116,272
                                    ===========     ==========

     --------------------------

     As of December 31, 1997, the Company had $6,216,651 of medical claims receivables outstanding 120 days or more from the date of funding by the Company, or 61% of its total medical claims receivables. At December 31, 1996 the Company had approximately $1.4 million of medical claims receivables, 22% of total medical receivables, outstanding 120 days or more. The Company believes that the increase in the proportion of medical claims receivables outstanding after 120 days resulted primarily because the Company did not increase staffing for collections commensurate with the growth in medical claims receivables. Management determined that charge-offs of $2,033,587 of the $6,216,651 were warranted in the fourth quarter as well as a provision for an additional $3,686,409 of such receivables. As a result of the condition of the portfolio, management recognized an impairment to the unamortized goodwill of $1,151,111 relating to medical claims factoring division during the fourth quarter of 1997, and undepreciated fixed assets of $47,177.

7.   Premises and Equipment:
     -----------------------

     Premises and equipment at December 31, 1997 and 1996 are summarized as follows:

                                                 Estimated Useful
                                                      Lives            1997          1996
                                                 ----------------  ------------  ------------
            Buildings                            5 - 30 years      $ 2,214,170   $ 2,203,262
            Furniture, fixtures and computers    3 - 10 years        3,295,948     2,795,616
            Automobiles                          3 - 5 years           196,611       375,361
            Leasehold improvements               3 - 5 years           105,222       100,470
                                                                   -----------   -----------
                                                                     5,811,951     5,474,709
            Less accumulated depreciation                            (2,467,430)  (1,920,545)
            Land                                                        416,029      416,029
                                                                     ----------  -----------
                  Premises and equipment, net                        $3,760,550  $ 3,970,193
                                                                     ==========  ===========

8.   Deposits:
     --------

     At December 31, 1997, the scheduled maturities of time deposits are approximately as follows:

               Years Ending
               December 31,
               ------------
                   1998              $75,213,000
                   1999               10,737,000
                   2000                1,612,000
                   2001                  209,000
                   2002                  108,000
                                     -----------
                                     $87,879,000
                                     ===========

9.   Shareholders' Equity:
     ---------------------

     During the year ended December 31, 1996, 2,239,218 shares of the Company's common stock were sold in a public offering for a total consideration, net of expenses, of $7,394,293. During the year ended December 31, 1995, 459,500 shares of the Company's common stock were sold in a private offering for a total consideration, net of expenses, of $1,197,182.

     --------------------

     Under the provisions of SFAS 128, which became effective December 31, 1997, basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share include the effect of potential common shares resulting from the assumed exercise of all outstanding stock options. For the twelve months ended December 31, 1997, 1996, and 1995, 238,968, 48,295,
     162,000 common stock equivalent shares were added to the weighted average shares outstanding for each year, respectively.


10.  Stock-Based Compensation Plans
     ------------------------------

     The Company has three stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion 25 ("APB 25") and related Interpretations in accounting for its stock-based compensation plans. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its stock-based compensation plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1995 are required by SFAS 123 and are presented below.

     The Company has adopted the 1988 and 1995 Incentive Stock Option Plans of Surety Capital Corporation and the 1997 Non-Qualified Stock Option Plan for Officers and Key Employees of Surety Capital Corporation (the "Stock Option Plans") for officers and/or key employees of the Company. Options for the purchase of Common Stock under the Stock Option Plans may be granted to officers or key employees selected from time to time by the Stock Option Committee of the Board of Directors. The exercise price for any options granted pursuant to the Stock Option Plans must be at least equal to the fair market value of the Common Stock on the date the options are granted. Under the Stock Option Plans an aggregate of 700,000 shares of Common Stock of the Company were set aside for issuance pursuant to the exercise of options granted thereunder, of which 604,856 shares are subject to outstanding options or remain available for grant. To exercise the options, grantees must pay the exercise price in cash or Common Stock, or any combination of cash and Common Stock.

     The Company has also adopted the 1996 Stock Option Plan for Directors (the "1996 Directors Plan") and the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1997 Directors Plan"). Under the 1996 and 1997 Directors Plans an aggregate of 250,000 shares of Common Stock of the Company were set aside for issuance pursuant to the exercise of options granted thereunder, of which 244,000 shares are subject to outstanding options or remain available for grant. The 1996 Directors Plan is a formula plan pursuant to which annual options are automatically granted to directors of the Company who are not employees of the Company or the Bank at fair market value. All options under the 1996 Directors Plan are nonstatutory stock options. On the first business day of calendar each year, each non-employee director is automatically granted an option to purchase 2,000 shares of Common Stock of the Company at the closing price of the Common Stock as reported on the American Stock Exchange on the grant date. In 1997 each non-employee director of the Company received an option to purchase 2,000 shares of Common Stock of the Company at an exercise price of $4.1875 per share. The 1997 Directors Plan provides for the one time grant of 25,000 non-statutory stock options to directors of the Company who are not employees of the Company or the Bank at fair market value. In 1997 each non-employee director of the Company received an option to purchase 25,000 shares of Common Stock of the Company at exercise prices ranging from $4.18 to $5.375 per share.

     A summary of the status of the Company's stock options as of December 31, 1997, 1996, and 1995 and the changes during the year ended on that date is presented below:

     ------------------------------

                                  1997                 1996                  1995
                       ------------------------------------------------------------------
                         Number of   Weighted  Number of   Weighted  Number of   Weighted
                           Shares    Average     Shares    Average     Shares    Average
                         Underlying  Exercise  Underlying  Exercise  Underlying  Exercise
                          Options     Prices    Options     Prices    Options     Prices
                       ------------------------------------------------------------------
Outstanding at
beginning of the year        87,292     $4.13      55,216     $4.36      31,713     $5.27
Granted                     708,195     $4.24      40,000     $3.59      39,769     $3.13
Exercised                    26,434     $4.39       7,924     $2.99      16,266     $3.13
Expired                      13,196     $6.42          --        --          --        --
Outstanding at
end of year                 755,857     $4.18      87,292     $4.13      55,216     $4.36
Exercisable at
end of year                  75,856     $3.80      62,292     $4.28      55,216     $4.36
Weighted-average
fair value of options              $1.98                  1.79                  1.15
granted during the
year

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997, 1996 and 1995, respectively: dividend yield of 0.00% for all three years; expected volatility of 43.46% for 1997 and 48.85% for 1996 and 1995; risk-free interest rates of 6.28% for 1997, 5.68% for 1996, and 7.76% for 1995, and the expected lives of the options are 4.96 years for 1997 grants, 5 years for 1996 grants and 2.5 years for 1995 grants.

The following table summarizes information about stock options outstanding at December 31, 1997:

                                    Options Outstanding             Options Exercisable
                        ----------------------------------------------------------------------
                                        Weighted
                                         Average
                                        Remaining      Weighted                     Weighted
           Range of         Number     Contractual     Average        Number        Average
       Exercise Prices    Outstanding     Life      Exercise Price  Exercisable  Exercise Price
-----------------------------------------------------------------------------------------------

        $3.13 to $4.19        707,662      8.74          $4.12         52,661         $3.39
        $4.44 to $5.38         48,195      5.03          $5.06         23,195         $4.71
-----------------------------------------------------------------------------------------------
        $3.13 to $5.38        755,857      8.51          $4.18         75,856         $3.80

  Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net (loss) income and net (loss) income per common share for 1997 and 1996 would approximate the pro forma amounts below:

     ------------------------------

                                     1997                      1996                   1995
                       -----------------------------------------------------------------------------
                         As Reported    Pro Forma    As Reported  Pro Forma   As Reported  Pro Forma
                       -----------------------------------------------------------------------------
SFAS 123 charge                   --   $   368,194            --  $   59,189           --   $ 45,713
APB 25 charge                     --            --            --          --           --         --
Net (loss) income        $(3,476,304)  $(3,844,498)   $1,697,987  $1,642,519     $886,886   $856,583
Net (loss) income per
 basic common share      $      (.60)  $      (.67)   $     0.32  $     0.30     $   0.27   $   0.26
Net (loss) income per
 diluted common share    $      (.60)  $      (.67)   $     0.31  $     0.29     $   0.26   $   0.25


     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.


11.  Stockholder's Rights Agreement:
     ------------------------------

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


12.  Financial Instruments With Off-Balance-Sheet Risk and Concentration of
     ----------------------------------------------------------------------
     Credit Risk:
     -----------

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

12.  Financial Instruments With Off-Balance-Sheet Risk and Concentration of
     ----------------------------------------------------------------------
     Credit Risk, continued:
     -----------

     The total amounts of financial instruments with off-balance sheet risk at December 31, 1997 and 1996 are as follows:

                                                  December 31,
                                             ----------------------
                                                1997        1996
                                             ----------  ----------

                Unfunded loan commitments    $4,901,000  $3,721,000
                Letters of credit            $  147,000  $  255,000

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

     The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank had certificates of deposit, or other deposit accounts, in the amount of $41,000 and $220,500 at December 31, 1997 and 1996, respectively, as collateral supporting those letter of credit commitments for which collateral is deemed necessary.

     The Bank sold $22,257,000 and $16,772,000 in federal funds at December 31, 1997 and 1996, respectively. These funds represent uncollateralized loans made by the Bank, in varying amounts, to commercial banks with whom the Bank has correspondent relationships. The Bank maintains deposits with other financial institutions in amounts which exceed FDIC insurance coverage. The Bank has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

     The Bank has geographic concentrations of credit in its principal trade areas of Angelina, Cherokee, Ellis, Grayson, Houston, Tarrant and Tyler Counties, Texas. Additionally, the Bank has a significant concentration of credit, based upon like collateral, in its insurance premium finance portfolio. Insurance premium finance comprises approximately $40,374,000 or 40% and $39,169,000 or 39% of consolidated total loans as of December 31, 1997 and 1996, respectively.


13.  Related Party Transactions:
     --------------------------

     In the ordinary course of business, loans have been granted to directors, executive officers and employees. Loans to these related parties total approximately $479,000, and $398,000 as of December 31, 1997 and 1996, respectively. During 1997, the Company paid approximately $110,000 for legal services to a law firm in which a director of the Company is a partner.


14.  Employee Benefit Plan:
     ---------------------

     Effective October 1, 1993 the Company adopted the Surety Bank 401(k) Plan (the "Plan"). All full-time employees are eligible for participation. Under the terms of the Plan, eligible employees are allowed to contribute up to 10% of their gross pay. The Company contributes amounts equal to a maximum of 2.5% of the employee's gross wages, subject to statutory limits. The expense and employer contribution for the Plan for the years ended December 31, 1997, 1996 and 1995 was $93,773, $85,886, and $88,982,
     respectively.

15.  Federal Income Tax:
     ------------------

     The components of the net deferred asset/(liability) recognized at December 31, 1997 and 1996 are as follows:

                                                 December 31,   December 31,
                                                     1997           1996
                                                 ------------   ------------
Deferred tax liability:
   Premises and equipment                          $ (374,241)     $(463,817)
   Securities                                          (1,011)        (1,011)
   Deferred loan costs                               (172,705)       (63,050)
   Other                                              (41,217)          (830)
   Net unrealized gain on
     available-for-sale investment securities          (2,686)            --
                                                   ----------      ---------
                                                     (591,860)      (528,708)
                                                   ----------      ---------
Deferred tax asset:
   Net unrealized loss on
     available-for-sale investment securities              --          8,056
   Tax net operating losses                           208,415         35,326
   Depreciation                                        21,254         24,878
   Allowance for credit losses                      1,522,354        194,274
   Intangibles                                        404,980
   Securities                                              --         59,409
   Other                                               47,576         27,183
   Other real estate losses                             9,675         61,155
                                                   ----------      ---------
                                                    2,214,254        410,281
                                                   ----------      ---------
        Net deferred tax asset/(liability)          1,622,394      $(118,427)
                                                   ==========      =========

     The Company's effective tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

                                                December 31,
                                            ---------------------
                                             1997    1996   1995
                                            -------  -----  -----
                     U.S. statutory rate    (34.0)%  34.0%  34.0%
                     Other                    .07     0.9    1.7
                     Goodwill                (2.9)    4.4    4.2
                     Tax-exempt interest      2.1    (3.7)  (6.2)
                                            -----    ----   ----
                     Effective tax rate     (34.1)%  35.6%  33.7%
                                            =====    ====   ====

     As of December 31, 1997, the Company has a current net operating loss carryforward of approximately $509,000 for income tax reporting purposes which expires, if not used, in 2012. As of December 31, 1997, the Company has an additional loss carryforward of approximately $104,000 for income tax reporting purposes which expires, if not used, in 2012. The utilization of this additional net operating loss carryforward is limited by Section 382 of the Internal Revenue Code to approximately $15,000 annually until its expiration.

     ------------------

     The comprehensive (benefit) provision for federal income taxes for the years ended December 31, 1997, 1996 and 1995 consists of the following:


                                                                   December 31,
                                                       ------------------------------------
                                                           1997         1996         1995
                                                       -----------   ---------     --------
Current:
   Federal                                                       -     $916,674    $247,359
   State                                                         -       33,826      15,648
                                                       -----------     --------    --------
                                                                 -      950,500     263,007
Deferred:
   Federal                                             $(1,800,070)     (12,372)    187,924
   State                                                         -            -           -
                                                       -----------     --------    --------
                                                        (1,800,070)     (12,372)    187,924
                                                       -----------     --------    --------
(Benefit) provision for tax expense charged
   to results of operations                             (1,800,070)      938,128    450,931
Tax expense charged to goodwill                                  -             -     86,706
Tax on unrealized gain (loss) on available-for-sale
   securities                                               59,251       (81,147)    74,544
                                                       -----------     ---------   --------
Comprehensive (benefit) provision for federal
   income taxes                                        $(1,740,819)     $856,981   $612,181
                                                       ===========      ========   ========

16.  Other Noninterest Income and Expense:
     ------------------------------------

     Other noninterest income for the years ended December 31, 1997, 1996 and 1995 was composed of the following:

                                            1997        1996        1995
                                       ------------------------------------
    Noninterest Income:
      Nonsufficient fund charges      $  569,649  $  460,156  $  291,954
      Late fee charges                 1,169,407     681,644     501,960
      Service charges                    305,494     372,756     220,086
      Collection fees                    162,297     135,533     115,478
      Credit life insurance               42,456      57,509      75,435
      Secured credit card annual fee           -       4,447       6,561
      Other                              289,615     165,409     207,593
                                      ----------  ----------  ----------
         Total                        $2,538,918  $1,877,454  $1,419,067
                                      ==========  ==========  ==========

     ------------------------------------

     General and administrative expense for the years ended December 31, 1997, 1996 and 1995 was composed of the following:

                                                1997        1996        1995
                                           ------------------------------------
      General and administrative expense:
        Professional fees                   $1,126,351  $  467,662  $  416,006
        Office supplies                        290,533     386,114     253,542
        Travel and entertainment               132,476      96,577      68,987
        Telephone                              342,161     283,564     166,858
        Advertising                            189,510     174,335     104,499
        Postage                                374,233     299,388     230,807
        Amortization of intangibles            506,172     359,717     184,332
        Dues and subscriptions                  72,847      70,559      49,331
        Insurance                               95,957     167,245     130,335
        Credit cards                                 -       7,472      19,868
        Bank service charge                    116,631     110,881      57,196
        FDIC assessment                         15,626       3,553     123,310
        Credit reports                          46,314      22,850      40,105
        Other                                  340,325     195,670     202,972
                                            ----------  ----------  ----------
                                            $3,649,136  $2,645,587  $2,048,148
                                            ==========  ==========  ==========

17.  Commitments and Contingencies:
     -----------------------------

     As of December 31, 1997 the Company leased its office space in Hurst, Texas under a noncancellable operating lease. The lease expires January 31, 2001. Future minimum lease payments for all noncancellable operating leases are as follows:

             For the years ending:
             ---------------------
                  1998                  $218,459
                  1999                   224,011
                  2000                    61,233
                  2001                     1,167
                                        --------
                  Total                 $504,870
                                        ========

     Rent expense was $183,738 for the year ended December 31, 1997, $161,862 for the year ended December 31, 1996 and $94,713 for the year ended December 31, 1995.

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

     -----------------------------

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

     When the MacGregor case was initially filed, Shortline sought a restraining order against the Bank concerning the MacGregor funds. When the Bank received notice of competing claims to some or all of these funds by Tennessee, the Bank intervened and interpled approximately $600,000 into the court's registry. Shortline now seeks, inter alia, damages against the Bank from an alleged wrongful offset wherein the Bank allegedly exercised control over the MacGregor funds at the Bank pursuant to agreements with MacGregor. The Bank moved for and obtained a summary judgment that its intervention and interpleader of funds was proper. Shortline also sought and obtained a summary judgment from the trial court that the funds interpled by the Bank into the court's registry belonged to Shortline. Tennessee appealed the summary judgment to the Fort Worth Court of Appeals. The Fort Worth Court of Appeals affirmed the trial court's ruling that the Bank's intervention and interpleader was proper but reversed the trial court's ruling that the funds in the court belonged to Shortline.
     Shortline and Tennessee appealed the ruling of the Fort Worth Court of Appeals. Oral argument has been made to the Texas Supreme Court. The matter is pending before that Court, and no ruling has been made at this time.

     In the Anchorage case, Tennessee claims that the Bank allegedly transferred funds in and out of the Anchorage accounts after allegedly receiving notice of court orders prohibiting such transfers. Discovery in this case has not been completed, and the damages sought by Tennessee are not yet certain.

     The Bank believes both of these cases lack merit and intends to defend them vigorously. The outcome of both of these cases is uncertain at this time. However, in management's opinion the outcome of these cases will not be material to the Company.

     In June 1997 the Company learned that a number of IPF agreements on which it has made loans may be fictitious or forged, and has filed two lawsuits regarding such agreements. The first lawsuit was filed by the Bank on July 24, 1997, in the 342nd District Court of Tarrant County, Texas, against Defendants Greenway Insurance Agency, Inc., Peter M. O'Malley, Jr.,and Auto-Owners Insurance Company (the "Greenway" case). The Greenway case was removed to the Federal District Court for the Northern District of Texas, Fort Worth Division. In the Greenway case, the Bank alleges that Defendants O'Malley and Greenway submitted forged, fictitious and fraudulent premium finance agreements to the Bank for the funding of loans on insurance policies purportedly issued by Auto-Owners Insurance Company. These loans were funded to Greenway pursuant to instructions on the premium finance agreements submitted and pursuant to written instructions from Auto-Owners. The fictitious loans submitted by Greenway and O'Malley that ultimately went into default exceeded $800,000, for which the Bank is suing Defendants on theories of negligence, fraud, and breach of contract and warranty. An Assignment and Release Agreement has been executed between the Bank and Auto-Owners. Pursuant to this agreement, the Bank has assigned and transferred its claims and causes of action against Greenway and O'Malley to Auto-Owners. In consideration for this agreement, Auto-Owners has paid the Bank $650,000 and will pursue the claims and causes of action against Greenway and O'Malley pursuant to the terms of the agreement. Should a recovery be made, Auto-Owners agrees to pay the Bank 50% of the amounts collected until the Bank has received payments totaling approximately $197,000, in addition to the $650,000 previously paid. This constitutes a settlement of this case insofar as the Bank

     -----------------------------

     is concerned. The Bank continues to have a bond claim presented to St. Paul, and St. Paul has yet to take a position with respect to the claim.

     The second lawsuit was filed by the Bank as plaintiff against Beverly Insurance Group, Inc. in its own right and d/b/a First Coast Insurance Services, and Rhoda Nottingham (the "First Coast" case). The First Coast case was filed on December 1, 1997, and is currently pending in the 348th Judicial District Court of Tarrant County, Texas. The Defendants in the First Coast case were submitting premium finance agreements to the Bank which resulted in loans being funded by the Bank to Defendants pursuant to instructions contained on the premium finance agreements. Once the premium finance agreements had been funded, payment coupon books were mailed by the Bank to the insured at the address listed for the insured in the premium finance agreement. After the Bank had been financing purported insurance policies under the premium finance agreements submitted by Defendants for some period of time, it was discovered that numerous payment coupon books were being returned to the Bank by the post office because the insured's address listed on the premium finance agreement sent by Defendants was not correct. As such, required payments on numerous premium finance agreements were not made which resulted in numerous premium finance agreements going into default. The Bank has asserted causes of action against Defendants for breach of contract and warranty, negligence and, alternatively, fraud, where the Bank seeks to recover the amount of loans in default, which is in excess of $300,000. The Defendants filed an Answer, challenging the jurisdiction of the Court in which the case was filed. Subsequently, the attorneys for the Defendants withdrew, and the Defendants are currently without counsel. The Bank has received notice that Rhoda Nottingham has filed bankruptcy proceedings under Chapter 13 of the Bankruptcy Code, which imposes an automatic stay on the proceedings in this case. The potential exists for a bond claim in this case, similar to the bond claim that was filed in the Greenway case. In management's opinion, the outcome of this case will not be material to the Company.

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

     As of December 31, 1997, TexStar had total assets of $71,119,150, total deposits of $64,934,028, total loans of $32,559,659, total equity of $5,787,838 and net income for the twelve months ended December 31, 1997 of $584,633. TexStar has five full service banking facilities located primarily in suburban areas northeast of San Antonio, Texas.

     The completion of the merger will result in Surety Bank increasing its asset size to approximately $241,000,000. This will represent an approximate 40.4% increase in asset size. The completion of the merger is subject to a number of contingencies, including regulatory approvals by applicable banking authorities, due diligence review by Surety Bank of TexStar's business operations, the raising of sufficient funds by Surety Capital to facilitate the transaction, approval by TexStar's shareholders, and other matters. If consummated, the transaction is expected to close in the spring of 1998.

     On March 17, 1998 the Company announced that the Bank entered into an agreement with CAA Premium Finance Company, L.L.C. ("CAA") for the purchase of insurance premium finance ("IPF") loans. Pursuant to the five-year agreement, CAA agreed to sell all of its IPF loans to the Surety Premium Finance division of Surety Bank ("Surety Premium") on an exclusive basis. The agreement provides for the sale by CAA to Surety Premium of a minimum of $4,000,000 in IPF loans per year ($20,000,000 over the five-year term of the agreement). Surety Premium has agreed to purchase CAA's IPF loans which are in compliance with Surety Premium's underwriting standards.


18.  Regulatory Matters:
     ------------------

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

    ------------------

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined) to average total consolidated assets (as defined in the regulations) also known as the leverage ratio. Management believes, as of December 31, 1997, that the Bank has met all capital adequacy requirements to which it is subject.

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

    The Bank's actual capital amounts and ratios are also presented in the table for the years ended December 31, 1997 and 1996.




                                            December 31,            Minimum         Well-
                                    ----------------------------    Capital      Capitalized
                                        1997           1996         Ratios         Ratios
                                    -------------  -------------    ------------------------
    Tier I risk-based capital       $ 10,277,000   $ 12,013,000
    Tier II risk-based capital         1,402,000      1,285,000
      Total capital                   11,679,000     13,298,000
    Risk-weighted assets             103,559,000    108,208,000
    Capital ratios:
      Tier I risk-based capital             9.92%         11.10%      4.00%         6.00%
      Tier II risk-based capital           11.28          12.29       8.00         10.00
      Leverage ratio                        6.24           7.02       4.00          5.00

19.  Fair Value of Financial Instruments:
     -----------------------------------

     The following methods are assumptions which were used in estimating fair values of financial instruments:

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

     The carrying amounts for cash and due from banks, federal funds sold, medical claims receivables, and notes payable approximate the fair values of such assets and liabilities.

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

19.  Fair Value of Financial Instruments, continue:
     -----------------------------------

                                              At December 31, 1997         At December 31, 1996
                                            -----------------------       ------------------------
                                            Carrying     Estimated        Carrying      Estimated
                                             Amount      Fair Value        Amount       Fair Value
                                            --------     ----------       --------      ----------
                                                (in Thousands)                (in Thousands)
Financial Assets:
     Cash and due from banks                $  6,204       $  6,204       $  6,094        $  6,094
     Federal funds sold                       22,257         22,257         16,772          16,772
     Available-for-sale securities            28,785         28,785         15,701          15,701
     Held-to-maturity securities                   -              -         22,561          22,763
     Loans receivable                         97,683         98,044         95,751          95,182
     Medical claims receivable                 3,073          3,073          6,116           6,116
Financial Liabilities:
     Noninterest bearing deposits             22,186         22,186         23,879          23,879
     Interest bearing deposits               132,356        132,380        131,811         131,845
     Off-balance sheet instruments                 -             50              -           2,550

20.  Parent Company Financial Information:
     ------------------------------------

                         Condensed Parent Company Only
                                Balance Sheets
                       as of December 31, 1997 and 1996

                                                              December 31,   December 31,
                                                                  1997           1996
                                                              ------------   ------------
Assets:
   Cash                                                        $   730,094    $   756,813
   Receivable from subsidiary                                            -        103,760
   Investment in subsidiary, at equity                          15,090,094     18,318,004
   Other assets                                                     57,145         51,975
                                                               -----------    -----------
      Total assets                                             $15,877,333    $19,230,552
                                                               ===========    ===========

Shareholders' equity:
   Common stock                                                $    57,902    $    57,637
   Additional paid-in capital                                   16,867,777     16,752,003
   Retained (deficit) earnings                                  (1,024,435)     2,509,771
   Stock rights issuable                                            57,902              -
   Treasury stock                                                 (172,828)       (74,539)
   Unrealized gain (loss) on available-for-sale securities          91,015        (14,320)
                                                               -----------    -----------
       Total shareholders' equity                               15,877,333     19,230,552
                                                               -----------    -----------
          Total liabilities and  shareholders' equity          $15,877,333    $19,230,552
                                                               ===========    ===========

     ------------------------------------

                         Condensed Parent Company Only
                           Statements of Operations
             for the years ended December 31, 1997, 1996 and 1995

                                                             December 31,
                                               ---------------------------------------
                                                   1997           1996         1995
                                               ------------   -----------   ----------
Interest income                                 $    20,533    $   40,045   $    7,395
Interest expense                                          -         6,612      122,579
                                                -----------    ----------   ----------
   Net interest income/(expense)                     20,533        33,433     (115,184)
Noninterest expense                                (244,120)     (169,610)    (230,252)
Equity in net (loss) income of subsidiary        (3,333,245)    1,788,489    1,140,603
                                                -----------    ----------   ----------
      Net (loss) income before income taxes      (3,556,832)    1,652,312      795,167
Income tax (benefit) expense:
   Current                                                -       (45,675)    (120,612)
   Deferred                                         (80,528)            -       28,893
                                                -----------    ----------   ----------
      Net (loss) income                         $(3,476,304)   $1,697,987   $  886,886
                                                ===========    ==========   ==========

     ------------------------------------


                         Condensed Parent Company Only
                           Statements of Cash Flows
             for the years ended December 31, 1997, 1996 and 1995


                                                                           December 31,
                                                           -----------------------------------------
                                                                 1997          1996          1995
                                                           -------------   -----------   -----------
Cash flows from operating activities:
  Net (loss) income                                          $(3,476,304)  $ 1,697,987   $   886,886
  Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
        Net decrease (increase) in receivable from
          subsidiary                                             103,760       (35,762)      174,495
        Equity in net loss (income) of subsidiary              3,333,245    (1,810,509)   (1,137,764)
        Net decrease in  deferred tax asset                            -             -        30,232
        Net (increase) decrease in other assets                   (5,170)       55,082       (86,057)
        Net increase (decrease) in accrued liabilities                 -       (58,806)       44,892
                                                             -----------   -----------   -----------
           Net cash used in operating activities                 (44,469)     (152,008)      (87,316)
                                                             -----------   -----------   -----------
Cash flows from investing activities:
   Investment in subsidiary                                            -    (6,170,000)            -
                                                             ------------  -----------   -----------
         Net cash used in investing activities                         -    (6,170,000)            -
                                                             -----------   -----------   -----------
Cash flows from financing activities:
   Sale of common stock                                                -     7,394,293     1,197,182
   Exercise of stock options                                     116,039        23,712        50,831
   Payments on borrowings                                              -      (375,000)   (1,375,000)
   Purchase of treasury stock                                    (98,289)      (23,709)      (50,830)
                                                             -----------   -----------   -----------
      Net cash provided by (used in) financing activities         17,750     7,019,296      (177,817)
                                                             -----------   -----------   -----------
Net (decrease) increase in cash and cash equivalents             (26,719)      697,288      (265,133)
Beginning cash and cash equivalents                              756,813        59,525       324,658
                                                             -----------   -----------   -----------
Ending cash and cash equivalents                             $   730,094   $   756,813   $    59,525
                                                             ===========   ===========   ===========

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                            EXHIBIT
-------------------------------------------------------------------------------

   2.11 Agreement and Plan of Reorganization by and among Surety Bank, National Association, TexStar National Bank, Surety Capital Corporation, and certain shareholders of TexStar National Bank, dated as of October 10, 1997; and Agreement to Merge TexStar National Bank with and into Surety Bank, National Association Under the Charter of Surety Bank, National Association and Under the Title of Surety Bank, National Association, between Surety Bank, National Association and TexStar National Bank and joined in by Surety Capital Corporation and certain shareholders of TexStar National Bank, dated as of October 10, 1997

   4.01 Amendment No. 1 to Rights Agreement of Surety Capital Corporation, dated as of March 10, 1998

  10.09 Form of Amended and Restated Executive Deferred Compensation Agreements and related Adoption Agreements with Designation of Beneficiaries entered into between Surety Capital Corporation and B. J Curley, Bobby
         W. Hackler and G. M. Heinzelmann, III, dated August 29, 1997

  10.10 Form of Amended and Restated Letter Agreements between Surety Capital Corporation and B. J. Curley, Bobby W. Hackler and G. M. Heinzelmann, III regarding provision by Surety Capital Corporation of term life insurance coverage, dated August 29, 1997

  10.14 Surety Capital Corporation 1997 Non-Qualified Stock Option Plan for Officers and Key Employees, and Form of Stock Option Agreement

  10.15 Surety Capital Corporation 1997 Non-Qualified Stock Option Plan for Non-Employee Directors, and Form of Stock Option Agreement

  10.16 Post Retirement Services Agreement Between Surety Capital Corporation and C. Jack Bean, dated January 20, 1998

  10.17  Surety Capital Corporation 1998 Incentive Stock Option Plan

     21  Subsidiaries of the Registrant

     23  Consent of Coopers & Lybrand L.L.P.

     24  Special Power of Attorney

     27  Financial Data Schedule