Form 10-Q
period 1998-03-31
SURETY CAPITAL CORP /DE/
filed 1998-05-20
CIK 784932

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549



Mark One

[X]	Quarterly report pursuant to section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

[ ]	Transition report pursuant to section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the transition period from ________________ to ______________.

Commission file number 33-1983


                          SURETY CAPITAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



	    Delaware	                              75-2065607
-------------------------------          ------------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)


            1845 Precinct Line Road, Suite 100, Hurst, Texas  76054
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

Yes  [x]    No  [ ]


Common stock outstanding on May 12, 1998, 5,761,348 shares

PAGE

                           SURETY CAPITAL CORPORATION

                                     INDEX

PART I - FINANCIAL INFORMATION                            Page No.
------------------------------                            ---------

ITEM 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 1998
         and  December 31, 1997                                 3

	Consolidated Statements of Income for the Three
         Months Ended March 31, 1998 and 1997                   4

	Consolidated Statements of Comprehensive Income
         for the Three Months Ended March 31, 1998 and 1997     5

	Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1998 and 1997             6

        Notes to Consolidated Financial Statements              8

ITEM 2.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations                    12


PART II.  -  OTHER INFORMATION
------------------------------

ITEM 1. Legal Proceedings                                      18

ITEM 2. Changes in Securities                                  19

ITEM 3. Defaults Upon Senior Securities                        19

ITEM 4. Submission of Matters to a Vote of Security Holders    19

ITEM 5. Other Information                                      20

ITEM 6. Exhibits and Reports on Form 8-K                       20



                                       2
PAGE

                          SURETY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (unaudited)


                                                        March 31,      December 31,
                                                          1998             1997
                                                      ------------     ------------
Assets:
        Cash and due from banks                       $  6,959,708     $  6,204,177
        Federal funds sold                              32,319,522       22,257,266
	Interest bearing deposits in financial
          institutions                                      94,939           94,939
        Investment securities:  Available-for-sale      24,559,359       28,785,162

        Loans                                          101,997,760      100,846,310
        Less:  Unearned interest                        (2,223,289)      (2,212,391)
               Allowance for credit losses              (1,170,929)        (950,809)
                                                      ------------     ------------
        Net loans                                       98,603,542       97,683,110

        Medical claims receivables, net                  2,531,874        3,073,155

        Premises and equipment, net                      3,650,054        3,760,550
        Accrued interest receivable                        798,392          908,487
        Other real estate and repossessed assets           174,639          158,271
        Deferred tax asset                               1,622,394        1,622,394
        Other assets                                     1,928,748        2,381,887
	Excess of cost over fair value of net assets
          acquired, net of accumulated amortization
          of $2,472,137 and $2,377,636 at March 31,
          1998 and December 31, 1997, respectively       4,627,719        4,722,220
                                                      ------------     ------------
              Total assets                            $177,870,890     $171,651,618
                                                      ============     ============

Liabilities and shareholders' equity:
        Demand deposits                               $ 23,096,665     $ 22,185,320
        Savings, NOW and money markets                  44,277,731       44,477,424
        Time deposits, $100,000 and over                24,202,845       23,492,179
        Other time deposits                             64,551,690       64,386,569
                                                      ------------     ------------
              Total deposits                           156,128,931      154,541,492

	Accrued interest payable and other
          liabilities                                    1,235,429        1,232,793
        Convertible subordinated debt                    4,350,000
                                                      ------------     ------------
              Total liabilities                        161,714,360  	155,774,285
                                                      ============     ============
Shareholders' equity:
        Preferred stock, $.01 par value, 1,000,000
          shares authorized, none issued at March
          31, 1998 and December 31, 1997                         -                -
        Common stock, $.01 par value, 20,000,000
          shares authorized, 5,792,171 and 5,790,171
          shares issued at March 31, 1998 and
          December 31, 1997, respectively, and
          5,757,882 and 5,755,882 outstanding at
          March 31, 1998 and December 31, 1997,
          respectively                                      57,922           57,902
        Additional paid-in capital                      16,876,119       16,867,777
        Retained earnings (accumulated deficit)           (692,069)      (1,024,435)
        Stock rights issuable                               57,902           57,902
	Treasury stock, 34,289 shares at March
          31, 1998 and at December 31, 1997,
          carried at cost                                 (172,828)        (172,828)
	Accumulated other comprehensive income,
          net of tax                                        29,484           91,015
                                                      ------------     ------------
              Total shareholders' equity                16,156,530       15,877,333
                                                      ------------     ------------
              Total liabilities and shareholders'
                equity                                $177,870,890     $171,651,618
                                                      ============     ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                       3
PAGE

                            SURETY CAPITAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               for the three months ended March 31, 1998 and 1997
                                  (unaudited)

                                                      Three Months Ended
                                              --------------------------------
                                              March 31, 1998    March 31, 1997
                                              --------------    --------------
Interest income:
   Commercial and real estate loans             $1,184,588        $1,122,513
   Consumer loans                                  273,219           334,726
   Insurance premium financing                     976,500         1,133,770
   Medical claims receivable factoring             636,366           606,325
   Federal funds sold                              350,202           194,670
   Investment securities:
      Taxable                                      352,538           542,050
      Tax-exempt                                    36,070            79,801
   Interest bearing deposits                         1,432             5,611
                                                ----------        ----------
         Total interest income                   3,810,915         4,019,466
                                                ----------        ----------

Interest expense:
   Savings, NOW and money market                   284,911           302,560
   Time deposits, $100,000 and over                319,273           270,827
   Other time deposits                             823,364           826,848
                                                ----------        ----------
         Total interest expense                  1,427,548         1,400,235
                                                ----------        ----------

             Net interest income before
                 provision for credit losses     2,383,367         2,619,231
                                                ----------        ----------

Provision for credit losses on loans               360,000                 -
Provision for medical claims receivables
  losses (credit)                                 (335,000)           75,000
                                                ----------        ----------
         Net interest income                     2,358,367         2,544,231
                                                ----------        ----------
Noninterest income                                 570,970           566,348
                                                ----------        ----------

Noninterest expense:
   Salaries and employee benefits                1,196,262         1,192,833
   Occupancy and equipment                         402,308           357,955
   General and administrative                      805,440           764,669

         Total noninterest expense               2,404,010         2,315,457
                                                ----------        ----------

             Income before income taxes            525,327           795,122

Income tax expenses:
   Current                                         192,981           295,298

        Net income                                $332,346          $499,824
                                                ==========        ==========

Basic earnings per share of common stock             $0.06             $0.09
                                                ==========        ==========

Weighted average shares outstanding              5,756,838         5,749,858
                                                ==========        ==========

Diluted earnings per share of common stock           $0.06             $0.09
                                                ==========        ==========

Weighted average shares outstanding
   And common stock equivalents                  5,991,740         5,873,717
                                                ==========        ==========



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                                       4
PAGE

                           SURETY CAPITAL CORPORATION
                        STATEMENT OF COMPREHENSIVE INCOME
                for the three months ended March 31, 1998 and 1997
                                  (unaudited)



                                                         Three Months Ended
                                                   March 31, 1998    March 31, 1997
                                                   --------------    --------------
Net income                                             $332,346          $499,824

Other comprehensive income, net of income tax

  Unrealized holding gains (losses)                     (61,531)          (93,188)
                                                       ---------         ---------

Comprehensive income                                   $270,815          $406,636
                                                       =========         =========

Disclosure of reclassification amount:

  Unrealized holding losses arising during period      $(19,921)         $(89,141)
  Less: reclassification adjustment for gains
    (losses) included in net income, net of
    income tax                                          (41,610)           (4,047)
                                                       ---------         ---------
  Net unrealized gains (losses) on securities          $(61,531)         $(93,188)
                                                       =========         =========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                                       5
PAGE

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the three months ended March 31, 1998 and 1997
                                 (unaudited)


                                                                         March 31,
                                                                   1998            1997
                                                                ----------      ----------
Cash flows from operating activities:
   Net income                                                    $332,346        $499,824
   Adjustments to reconcile net income to net
       cash provided by (used in) operating activities:

           Provision for credit losses                             25,000          75,000
           Depreciation                                           162,549         185,653
           Amortization of intangible assets                       94,501         116,809
           Gain on sale of available-for-sale securities          (53,670)         (4,312)
           Loss on sale or disposal of assets                      86,278          12,080
           Changes in assets and liabilities:
              Unearned interest on loans                           10,898          83,980
              Other assets                                        559,972        (105,167)
              Accrued interest payable and other liabilities       37,247        (246,068)
                                                               -----------     -----------
                    Net cash provided by operating activities   1,255,121         617,799
                                                               -----------     -----------

Cash flows from investing activities:
   Net increase in loans                                       (1,376,522)     (6,064,512)
   Payments received on purchased medical claims receivables    4,930,539       4,153,841
   Purchases of medical claims receivables                     (4,054,258)     (6,368,211)
   Purchases of available-for-sale securities                  (7,562,500)     (5,970,938)
   Proceeds from sales of available-for-sale securities         3,265,331 	2,745,774
   Proceeds from maturities of available-for-sale securities    8,480,500         971,770
   Purchases of held-to-maturity securities
   Proceeds from maturities of held-to-maturity securities         		1,166,676
   Proceeds from maturities of interest bearing deposits in
      financial institutions                                                       95,481
   Purchases of bank premises and equipment                      (126,960)       (111,313)
   Proceeds from sale of other real estate and repossessed
      assets                                                       60,715         137,984
                                                               -----------     -----------

            Net cash provided by (used in) investing
             activities                                         3,616,846      (9,243,448)
                                                               -----------     -----------

Cash flows from financing activities:
   Net increase in deposits                                     1,587,439       2,293,910
   Issuance of subordinated debt                                4,350,000
   Purchase of treasury stock                                                     (98,289)
   Exercise of stock options                                        8,382          98,289
   Proceeds from the sale of stock
                                                               -----------     -----------

            Net cash provided by financing activities           5,945,821  	2,293,910
                                                               -----------     -----------

Net increase (decrease) in cash and cash equivalents           10,817,787      (6,331,739)

Beginning cash and cash equivalents                            28,461,443      22,866,457
                                                               -----------     -----------

Ending cash and cash equivalents                              $39,279,230     $16,534,718
                                                               ===========     ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                       6
PAGE

                          SURETY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the three months ended March 31, 1998 and 1997
                                  (unaudited)

                                                              March 31,
                                                        1998            1997
                                                      --------        --------
Supplemental schedule of noncash investing and financing activities:

   Transfers of repossessed collateral to other
     assets                                            $88,417        $226,562
   Additions to loans to facilitate the sale of
     other real estate and other assets                $ 3,225        $ 67,089
   Adjustments to other assets subsequent to
     acquisition                                                      $141,955


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                                       7
PAGE

                         SURETY CAPITAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	BASIS OF PRESENTATION:

	Surety Capital Corporation (the "Company") is a publicly traded bank holding company located in Hurst, Texas. The Company owns a subsidiary national bank, Surety Bank, National Association, with full service office located in Lufkin, Hurst, Chester, Wells, Kennard, Whitesboro, Waxahachie, Midlothian, Universal City, Converse, New Braunsfels, San Antonio, and Schertz, Texas. Surety Bank engages in general commercial and consumer banking and concentrates its lending activities in the area of insurance premium financing. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and its cash flows for the indicated periods have been included. The results of operations for such interim period are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.


2.	LOANS, NET:

	At March 31, 1998 and December 31, 1997 the loan portfolio was composed of the following:

                                      March 31,        December 31,
                                        1998               1997
                                    ------------       ------------
Insurance premium financing         $ 42,428,509       $ 40,373,695
Installment loans                     10,099,910         10,632,451
Commercial loans                      20,803,364         23,171,566
Real estate loans                     28,665,977         26,668,598
                                    ------------       ------------

Total gross loans                    101,997,760        100,846,310

Unearned interest                     (2,223,289)        (2,212,391)
Allowance for credit losses           (1,170,929)          (950,809)
                                    ------------       ------------

Loans, net                          $ 98,603,542       $ 97,683,110
                                    ============       ============

                                       8
PAGE

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.	LOANS, NET continued:

	Activity in the allowance for credit losses is as follows:

                                   Three Months            Three Months
                                      Ended                    Ended
                                  March 31, 1998          March 31, 1997
                                  --------------          --------------
Beginning balance                  $  950,809                $1,067,041
Provision for credit losses           360,000                         -
Loans charged off, net of
   Recoveries                        (139,881)                  (30,440)
                                  --------------          --------------

Ending balance                     $1,170,928                $1,036,601
                                  ==============          ==============

	Loans on which the accrual of interest has been discontinued amounted to approximately $238,000 and $92,000 at March 31, 1998 and December 31, 1997, respectively.


3.	MEDICAL CLAIMS RECEIVABLES:

	At March 31, 1998 and December 31, 1997, the medical claims receivables portfolio was composed of the following:

                                         March 31,      December 31,
                                           1998             1997
                                        -----------     ------------
Medical claims receivables              $6,974,827       $8,079,524

Unearned interest                         (395,917)        (698,484)
Allowance for medical claims
   receivables losses                   (4,047,036)      (4,307,885)
                                        -----------     ------------

Medical claims receivables, net         $2,531,874       $3,073,155
                                        ===========     ============

4.	CONVERTIBLE SUBORDINATED DEBT:

        Effective March 31, 1998, the Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture ("Indenture") between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Company. The terms of the Notes are such that they should qualify as Tier II capital under the Federal Reserve Board's regulatory capital guidelines applicable to bank holding companies. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 1998. No principal payments are due until maturity on March 31, 2008.

                                       9
PAGE

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.	CONVERTIBLE SUBORDINATED DEBT continued:

        The payment of the principal of $4,350,000, premium, if any, and interest on the Notes are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the Notes, together with any accrued and unpaid interest, to be immediately due and payable. The Notes do not otherwise provide for any right of acceleration of the payment of principal thereof.

        Each holder of Notes has the right at any time prior to maturity of the Notes, unless previously redeemed, at the holder's option, to convert such Notes, or any portion thereof which is an integral multiple of $10,000, into shares of Common Stock of the Company, at the conversion price of $6.00 per share, subject to certain antidilutive adjustments.

        The Notes are not subject to mandatory redemption or sinking fund provision. The Notes are redeemable for cash at the option of the Company on at least 30 but not more than 60 days notice, in whole or in part, at any time after the date of issuance and on or before March 31, 2002 at the redemption prices set forth in the table below, plus accrued interest to the date of redemption, if the closing sales price of the Common Stock shall be at least 130% of the Conversion Price then in effect for a period of 20 consecutive trading days in the principal market in which the Common Stock is then traded. At any time after March 31, 2002 and prior to maturity, the Notes are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days notice, in whole or in part, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption.


If Redeemed During      Percentage of     If Redeemed During    Percentage of
 12 Months Ended          Principal        12 Months Ended        Principal
    March 31,              Amount              March 31,            Amount
------------------      -------------     ------------------    -------------
        1999                109%                 2004                 104%
        2000                108%                 2005                 103%
        2001                107%                 2006                 102%
        2002                106%                 2007                 101%
        2003                105%                 2008                 100%


5.	SUBSEQUENT EVENTS:

        On April 1, 1998 the Company acquired TexStar National Bank ("TexStar"), a community bank headquartered in Universal City, Texas, which is located in the growth corridor northeast of San Antonio, Texas. TexStar had four branch locations in Converse, New Braunsfels, San Antonio, and Schertz, all also located in the greater San Antonio metropolitan area. At March 31, 1998, TexStar had $70,335,427 in total assets, $64,761,640 in total deposits and $5,023,393 in shareholders' equity. The completion of the merger will result in Surety Bank increasing its asset size to approximately $243,864,000. This will represent an approximate 40% increase in asset size. The merger is expected to create approximately $4,385,000 in goodwill. TexStar offers interest-bearing and non-interest-bearing depository accounts and makes real estate, commercial and consumer loans.

                                       10
PAGE

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	SUBSEQUENT EVENTS continued:

        The Company acquired TexStar through the merger of TexStar into the Company's wholly-owned subsidiary, Surety Bank, National Association (the "Bank"), pursuant to which the Bank acquired all of the assets, and assumed all of the liabilities, of TexStar (the "Merger"). The purchase price for TexStar was approximately $19.36 per share of TexStar common stock outstanding (total cash consideration: $9,772,000), which was paid to the shareholders of TexStar in connection with the Merger. The acquisition of TexStar was financed in part through a private placement by the Company of $4,350,000 aggregate principal amount of Notes as discussed in Note 4.

        The Office of the Comptroller of the Currency (the "OCC") conditionally approved the Merger, contingent upon (1) the Company contributing at least $4,000,000 in additional capital to the Bank, (2) the Bank maintaining certain OCC-mandated capital ratios in excess of the minimum "well-capitalized" capital ratios through December 31, 2000, (3) in the event of the failure of the Bank to maintain such minimum capital ratios, the Company initiating efforts to bring the Bank back into compliance with such minimum capital ratios. A portion of the proceeds from the Offering ($4,000,000) was contributed by the Company to the Bank to satisfy the OCC's capital contribution requirement. At March 31, 1998, the Bank was "well capitalized" under federal regulatory capital adequacy guidelines and in compliance with the OCC-mandated capital ratio levels.

        At March 31, 1998, TexStar's loan portfolio consisted of $18.4 million of real estate loans (53.2% of the gross loan portfolio), $12.3 million of commercial loans (35.5% of the gross loan portfolio), and $3.9 million of installment loans (11.3% of the gross loan portfolio). The allowance for possible loan losses was $820,625, or 372.37% of total nonperforming loans, and 2.4% of the gross loan portfolio. Other real estate owned by TexStar was $454,300 at March 31, 1998. TexStar reported a net loss after taxes of $831,858 for the three months ended March 31, 1998 and net income of $584,633 for the twelve months ended December 31, 1997. At March 31, 1998, TexStar's loan-to-deposit ratio was 53.5%.

PAGE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

        The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company, owns all of the issued and outstanding shares of capital stock of Surety Bank, National Association, formerly Texas Bank, National Association and formerly Texas National Bank, Lufkin, Texas (the "Bank").

        The information presented below reflects the lending and related funding business of the Company:


                                      Three Months Ended   Three Months Ended
                                        March 31, 1998       March 31, 1997
                                      ------------------   ------------------
INSURANCE PREMIUM FINANCING:

        Average balance outstanding     $   39,430,694       $   40,522,934
        Average yield                             9.9%                11.2%
        Interest income                 $      976,500       $    1,133,770

CONSUMER, COMMERCIAL AND REAL
 ESTATE FINANCING:

        Average balance outstanding     $   59,315,803       $   58,292,147
        Average yield                             9.8%                10.0%
        Interest income                 $    1,457,807       $    1,457,239

MEDICAL CLAIMS RECEIVABLES:

        Average balance outstanding     $    6,809,648       $    7,099,171
        Average yield                            37.4%                34.2%
        Interest income                 $      636,366       $      606,325

COST OF FUNDS:

        Average balance outstanding     $  155,858,576       $  153,910,269
        Average interest rate                     3.7%                 3.6%
        Interest expense                $    1,427,548       $    1,400,235

AVERAGE MONTHLY AMOUNTS:

        Total interest income           $    1,270,305       $    1,339,822
        Total interest expense          $      475,849       $      466,745
        Provision for credit losses     $      120,000       $            -
	Provision (credit) for medical
          claims receivables losses     $     (111,667)      $       25,000
        Noninterest income              $      190,323       $      188,783
        Noninterest expense             $      801,337       $      771,819


Note: Average balances are computed using daily balances throughout each period.

PAGE

                             AVERAGE BALANCE SHEET

                                                                       Three Months Ended March 31, 1998
                                                                      -----------------------------------
                                                                      Average                     Average
                                                                      Balance        Interest      Rate
                                                                      -------        --------     -------
ASSETS:

	Interest earnings assets:
           U.S. Treasury and agency securities
             and due from time(1)                                  $ 21,668,271     $  390,040       7.2%
           Federal funds sold                                        28,044,984        350,202       5.0%
           Loans(2)(3)                                               98,746,297      2,434,307       9.9%
           Medical claims receivables                                 6,809,648        636,366      37.4%
           Allowance for credit losses and
             factoring                                               (5,117,579)          N/A        N/A
                                                                   ------------     ----------      -----
                Total interest earning assets                       150,151,621      3,810,915      10.2%
                                                                   ------------     ----------      -----
        Cash and due from banks                                       5,424,940
        Premises and equipment                                        3,698,399
        Accrued interest receivable                                     775,831
        Other assets                                                 12,135,446
                                                                   ------------
                Total assets                                       $172,186,237
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

	Interest bearing liabilities:
           Interest bearing demand deposits                        $ 36,851,059     $  236,539       2.6%
           Savings deposits                                           8,078,790         48,372       2.4%
           Time deposits                                             88,435,553      1,142,637       5.2%
                                                                   ------------     ----------      -----
                Total interest bearing
                  liabilities                                       133,365,402      1,427,548       4.3%
                                                                   ------------     ----------      -----
                   Net interest income                                              $2,383,367
                                                                                    ==========
Net interest spread                                                                                  5.9%
                                                                                                    -----
Net interest income to average earning assets                                                        6.4%
                                                                                                    =====
Noninterest bearing deposits                                         22,493,174
Accrued interest payable and other liabilities                          233,931
                                                                   ------------
                Total liabilities                                   156,092,507

Shareholders' equity                                                 16,093,730
                                                                   ------------
                   Total liabilities and shareholders' equity      $172,186,237
                                                                   ============

(1) Interest income on the tax-exempt securities does not reflect the tax equivalent yield.
(2) Loans on nonaccrual status have been included in the computation of average balances.
(3) The interest income on loans does not include loan fees. Loan fees are immaterial and are included in noninterest income.

PAGE

THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997.
---------------------------------------------------------------------------

Surety Capital Corporation (the "Company") and its wholly owned subsidiary, Surety Bank, National Association ("Surety Bank"), reported a decrease of 33.5% in net earnings of $332,346 as compared to $499,824 during the three months ended March 31, 1998 and 1997, respectively. Basic and diluted earnings per share were $0.06 and $0.09 for the three months ended March 31, 1998 and 1997, respectively. The yields earned by the Company on its loan portfolio during the three months ended March 31, 1998 and 1997 were 9.9% and 10.5%, respectively, while the average cost of funds for the Company for the same periods was 3.7% and 3.6%, respectively. The average balance of loans outstanding was $98,746,297 and $98,815,081 for the three months ended March 31, 1998 and 1997, respectively. The loan-to-deposit ratio as of March 31, 1998 and 1997 was 65.3% and 66.7%, respectively. It is the Company's goal to increase its loan production in order to improve Surety Bank's loan-to-deposit ratio, which will result in a transfer from Surety Bank's overnight federal funds sold (with a 5.0% yield for the first three quarters of 1998) to the higher yielding loan portfolio (with a 9.9% yield for the first three months of 1998).

Total interest income decreased 5.2% to $3,810,915 from $4,019,466, while total interest expense increased 2.0% to $1,427,548 from $1,400,235, resulting in a 9.01% decrease in net interest income before provision for credit losses to $2,383,367 from $2,619,231. The Company's loan growth between these two periods was concentrated within real estate loans. Real estate lending increased by 18.0% to $28,665,977 from $24,291,985, commercial lending decreased by 11.4% to $20,803,364 from $23,475,695, consumer lending decreased by 15.0% to $10,099,910 from $11,883,880, and insurance premium financing decreased by 7.7% to $42,428,509 from $45,696,751. The average volume of consumer, commercial, and real estate lending increased 1.8%, with a decrease in the average yields on those loans from 10.0% to 9.8%. The 2.8% decrease in the average volume of insurance premium financing loans was accompanied by a yield of 9.9% and 11.2% on those loans for the three months ended March 31, 1998 and 1997, respectively. The decline in yield realized on insurance premium finance loans is a result of increased competition within the insurance premium finance market. The average balance of interest bearing deposits increased 1.3%, while the average rate paid increased from 4.2% to 4.3%.

The Company recorded a $360,000 provision for loan losses during the three months ended March 31, 1998 compared to no provision for loan losses during the three months ended March 31, 1997. As the Company's ratio of net charge-offs to average loans remained unchanged for these periods, the Company provided amounts, through charges to earnings, to maintain the allowance for loan losses at an adequate level. Management believes that all known losses in the portfolio have been recognized.

The Company recorded a $335,000 credit for medical claims receivables losses during the three months ended March 31, 1998 compared to a $75,000 provision for medical claims receivables losses during the three months ended March 31, 1997. During the three months ended March 31, 1998, the Company's collection efforts yielded collections of approximately $886,000 of factored receivables charged-off or provided for at year-end 1997. In light of the amounts collected, the Company determined that a credit in the amount of $335,000 was needed to maintain the allowance for medical claims receivables losses at an adequate level. Management believes that all known losses in the medical claims receivables portfolio have been recognized.

The Company's noninterest income increased 1.0% to $570,970 from $566,348 for the three months ended March 31, 1998 and 1997, respectively. This increase compares to a corresponding increase in average noninterest bearing deposits of 1.2% to $22,493,174 from $22,231,281 for these same periods. Noninterest income is generated primarily from fees associated with noninterest and interest bearing accounts.

Noninterest expense increased 3.82%, primarily the result of a 0.29% increase in salaries and employee benefits, a 12.4% increase in occupancy and equipment expenses, and a 5.3% increase in general and administrative expenses. Increases in general and administrative expenses relate primarily to legal and professional fees.

On April 1, 1998 the Company acquired TexStar National Bank
("TexStar"), a community bank headquartered in Universal City, Texas, which is located in the growth corridor northeast of San Antonio, Texas. TexStar had four branch locations in Converse, New
Braunsfels, San Antonio, and Schertz, all also

PAGE
located in the greater San Antonio metropolitan area. At March 31, 1998, TexStar had $70,335,427 in total assets, $64,761,640 in total deposits and $5,023,393 in shareholders' equity. The completion of the merger will result in Surety Bank increasing its asset size to approximately $243,864,000. This will represent an approximate 40% increase in asset size. The merger is expected to create approximately $4,385,000 in goodwill. TexStar offers interest-bearing and non-interest-bearing depository accounts and makes real estate, commercial and consumer loans.

The Company acquired TexStar through the merger of TexStar into the Bank, pursuant to which the Bank acquired all of the assets, and assumed all of the liabilities, of TexStar (the "Merger"). The purchase price for TexStar was approximately $19.36 per share of TexStar common stock outstanding (total cash consideration:
$9,772,000), which was paid to the shareholders of TexStar in connection with the Merger. The acquisition of TexStar was financed in part through a private placement by the Company of $4,350,000 aggregate principal amount of Notes as discussed in Note 4 and 5.


PARENT COMPANY ONLY RESULTS OF OPERATIONS.
------------------------------------------

The Company primarily serves as a parent company to Surety Bank and has nominal separate business activities. For the three months ended March 31, 1998, the Company had only nominal interest income of approximately $5,200, and approximately $38,000 in noninterest expenses. The noninterest expenses, which increased 15.2% from the same period in the prior year, consisted primarily of legal and professional fees incurred in the operation of the Company and in the maintenance of the Company's public company status under applicable securities laws and regulations.

ALLOWANCE FOR CREDIT LOSSES

The Company recorded a $360,000 provision for credit losses during the three months ended March 31, 1998 compared to no provision during the three months ended March 31, 1997. The Company recorded at $335,000 credit for medical claims receivables losses during the three months ended March 31, 1998, compared to a $75,000 provision for medical claims receivables losses during the three months ended March 31, 1997.
 The Company's provision for credit losses and provision for medical claims receivables losses is based upon quarterly loan portfolio reviews by management. The purpose of the reviews is to assess loan quality, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the market economy. Management periodically reviews the estimates used in determining the allowance for credit losses and the allowance for medical claims receivables losess and adequately provides for the changes as needed. Credit losses in excess of the amount of the allowance could and probably would have a material adverse effect on the financial condition of the Company.

The ratio of charge-offs, net of recoveries, to average loans during the three months ended March 31, 1998 was 0.13%. The ratio of the allowance for credit losses to total loans was 4.8% on March 31, 1998 as compared to 1.2% on March 31, 1997. The allowance for credit losses was $5,217,964 on March 31, 1998.

CURRENT TRENDS AND UNCERTAINTIES

Economic trends and other developments could adversely affect the Company's operations. Regulatory changes may increase the Company's cost of doing business or otherwise impact it adversely.

LIQUIDITY

The Company's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At March 31, 1998, 15.5% of Surety Bank's interest bearing liabilities were in the form of time deposits of $100,000 and over. Although unlikely, if a large number of these time deposits matured at approximately the same time and were not renewed, Surety Bank's liquidity could be adversely affected. Currently, the maturities of Surety Bank's large time deposits are spread throughout the year, and Surety Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

PAGE

Over the long term, the ability of the Company to meet its cash obligations will depend substantially on its receipt of dividends from Surety Bank, which are limited by banking statutes and regulations.

CAPITAL RESOURCES

Shareholders' equity at March 31, 1998 was $16,156,530 as compared to $15,877,833 at December 31, 1997. The Company had consolidated net income of $332,346 for the three months ended March 31, 1998.

Under the regulatory risk-based capital framework, Surety Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half, or 4%, must be in the form of Tier 1 (core) capital. The remaining one-half, or 4%, may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital.
 The amount of the loan loss allowances that may be included in capital after the transition period is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1
(core) and Tier 2 (supplementary) capital to risk-weighted assets for Surety Bank was 9.92% and 11.28%, respectively, at December 31, 1997 and 13.32% and 18.04%, respectively, at March 31, 1998. In addition, Surety Bank is expected to maintain a Tier 1 capital to total assets ratio (Tier 1 leverage ratio) of at least 3%. Surety Bank is currently, and expects to continue to be, in compliance with these capital requirements.

While the Company believes it has sufficient financing for its working capital needs until the end of its 1998 fiscal year, there can be no assurance that the Company's present capital and financing will be sufficient to finance future operations thereafter. If the Company sells additional shares of common and/or preferred stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms. In this event, the Company could be required to restrict its operations.

The Board of Governors of the Federal Reserve System (the "Federal Reserve") has announced a policy sometimes known as the "source of strength doctrine" that requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has interpreted this requirement to require that a bank holding company, such as the Company, stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity. The Federal Reserve has stated that it would generally view a failure to assist a troubled or failing subsidiary bank in these circumstances as an unsound or unsafe banking practice, a violation of Regulation Y, or both, justifying a cease and desist order or other enforcement action, particularly if appropriate resources are available to the bank holding company on a reasonable basis. The requirement that a bank holding company, such as the Company, make its assets and resources available to a failing subsidiary bank could have an adverse effect upon the Company and its stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS 130 in the first quarter ended March 31, 1998.

In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements, and

PAGE
requires that those enterprises report information about operating segments in annual financial statements and report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

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

SFAS 131 is effective for periods beginning after December 15, 1997.
In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 will be adopted by the Company on December 31, 1998. The Company is expected to have two operating segments to report on, the traditional banking segment and the insurance premium finance segment.

Management believes that the adoption of these pronouncements will not have a material impact on the financial condition or results of operations of the Company.

IMPACT OF INFLATION, CHANGING PRICES AND MONETARY POLICIES

The financial statements and related financial data concerning the Company in this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of Surety Bank, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve . The Federal Reserve implements national monetary policy such as seeking to (1) curb inflation and combat recession by its open market operations in United States government securities, (2) control the discount rate applicable to borrowing by banks and (3) establish reserve requirements against bank deposits. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on Surety Bank and its results of operations are not predictable.

PAGE

                          PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

        The Bank is a defendant in two related cases: Tennessee Ex Rel. Douglas Sizemore, Commissioner of Commerce and Insurance for the State of Tennessee, et al. vs. Surety Bank, N.A., filed in June 1995 in the Federal District Court for the Northern District of Texas, Dallas Division (the "Anchorage Case"), and United Short-line Inc. Assurance Services, N.A. et al. vs. MacGregor General Insurance Company, Ltd., et al., now pending in the 141st Judicial District Court of Tarrant County, Texas (the "MacGregor Case").

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

PAGE

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

PAGE

Item 5.	Other Information.

        Not applicable.


Item 6.	Exhibits and Reports on Form 8-K.

        (a)   Exhibits

              2.01  Agreement and Plan of Reorganization by and among Surety
                    Bank, National Association, TexStar    National Bank,
                    Surety Capital Corporation, and certain shareholders of TexStar National Bank, dated as of October 10, 1997; and Agreement to Merge TexStar National Bank with and into Surety Bank, National Association Under the Charter of Surety Bank, National Association and Under the Title of Surety Bank, National Association, between Surety Bank, National Association and TexStar National Bank and joined in by Surety Capital Corporation and certain shareholders of TexStar National Bank, dated as of October 10, 1997 (1)

              2.02 Indenture between Surety Capital Corporation and Harris Trust and Savings Bank, as Trustee, dated March 31, 1998*

              27    Financial Data Schedule*

              ----------------------------------------

         *  Filed herewith.

        (1) Filed with the Company's Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.



        (b)   Reports on Form 8-K

          On February 10, 1998 the Company filed a Current Report on Form 8-K to report a net loss in the fourth quarter of 1997 as the result of management's decision to charge off certain medical claims receivables and to make provision for other receivables outstanding over 120 days, due to concerns regarding the collectibility of such receivables, and to write off goodwill of $1,511,111 relating to the medical claims factoring division during the fourth quarter.

          On April 9, 1998 the Company filed a Current Report on Form 8-K to report that effective April 1, 1998 the Company acquired TexStar National Bank, a national banking association located in Universal City, Texas with branches in Converse, New Braunsfels, San Antonio and Schertz, Texas. The main office and branches of TexStar are being operated as branches of Surety Bank.

          On May 19, 1998 the Company filed a Current Report on Form 8-K/A (Amendment No. 1) to amend the Form 8-K filed on April 9, 1998 to include (1) the report of Burnside & Rishebarger, PLLC, dated January 23, 1998, on its audits of the financial statements of TexStar National Bank, San Antonio, Texas as of December 31, 1997 and 1996, and for the two years ended December 31, 1997, and (2) the related pro forma balance sheet as of March 31, 1998, and pro forma income statements for the three months ended March 31, 1998 and for the twelve months ended December 31, 1997 giving effect to the TexStar purchase.

PAGE

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 15, 1998                      SURETY CAPITAL CORPORATION


                                           By:  /s/ C. Jack Bean
                                                ----------------
                                                C. Jack Bean
                                                Chairman



                                           By:  /s/ B.J. Curley
                                                ----------------
                                                B.J. Curley
                                                Vice President, Chief
                                                Accounting Officer &
                                                Secretary