Form 10-Q
period 1998-06-30
SURETY CAPITAL CORP /DE/
filed 1998-08-19
CIK 784932

                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                                  FORM 10-Q




Mark One

[X]	Quarterly report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the quarterly period ended June 30, 1998.

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

Yes  [ x ]    No  [   ]


Common stock outstanding on August 9, 1998, 5,760,235 shares

PAGE

                          SURETY CAPITAL CORPORATION

                                  INDEX

PART I - FINANCIAL INFORMATION                                     Page No.
------------------------------                                     --------

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 1998 and
          December 31, 1997                                             3

	Consolidated Statements of Operations for the Six
          Months Ended June 30, 1998 and 1997	                        4

        Consolidated Statements of Operations for the Three
          Months Ended June 30, 1998 and 1997	                        5

        Statement of Comprehensive (Loss) Income for the Six
          Months Ended June 30, 1998 and 1997                           6

	Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1998 and 1997	                        7

        Notes to Consolidated Financial Statements                      9

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      15

PART II.  -  OTHER INFORMATION
------------------------------

Item 1. Legal Proceedings                                              25

Item 2. Changes in Securities and Use of Proceeds                      26

Item 3. Defaults Upon Senior Securities                                26

Item 4. Submission of Matters to a Vote of Security Holders            26

Item 5. Other Information                                              27

Item 6. Exhibits and Reports on Form 8-K                               27

                  The accompanying notes are an integral part
                   of the consolicated financial statements.

                                      -2-
PAGE

                         SURETY CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                     June 30, 1998 and December 31, 1997
                                (Unaudited)

                                                  June 30,      December 31,
                                                    1998            1997
                                               ------------     ------------
Assets:
        Cash and due from banks                $ 11,801,147     $  6,204,177
        Federal funds sold                       34,912,591       22,257,266
	Interest bearing deposits in financial
          institutions                               94,939           94,939
	Investment securities:
          Available-for-sale                     42,377,222       28,785,162

        Loans                                   131,379,876      100,846,310
        Less:  Unearned interest                 (2,166,223)      (2,212,391)
                  Allowance for credit losses    (1,474,720)        (950,809)
                                               ------------     ------------
        Net loans                               127,738,933       97,683,110

        Medical claims receivables, net           1,074,166        3,073,155

        Premises and equipment, net               7,376,268        3,760,550
        Accrued interest receivable               1,320,315          908,487
        Other real estate and repossessed assets    628,894          158,271
        Deferred tax asset                        1,877,555        1,622,394
        Other assets                              2,514,205        2,381,887
	Excess of cost over fair value of net
          assets acquired, net of accumulated
          amortization of $2,550,606 and
          $2,377,636 at June 30, 1998 and
          December 31, 1997, respectively         9,054,447        4,722,220
                                               ------------     ------------
              Total assets                     $240,770,682     $171,651,618
                                               ============     ============

Liabilities and shareholders' equity:
        Demand deposits                        $ 38,467,969     $ 22,185,320
        Savings, NOW and money markets           62,116,613       44,477,424
        Time deposits, $100,000 and over         36,928,716       23,492,179
        Other time deposits                      81,996,009       64,386,569
                                               ------------     ------------
              Total deposits                    219,509,307      154,541,492

	Accrued interest payable and
          other liabilities                       1,532,040        1,232,793
        Convertible subordinated debt             4,350,000
                                               ------------     ------------
              Total liabilities                 225,391,347      155,774,285
                                               ------------     ------------

Shareholders' equity:
        Preferred stock, $.01 par value,
          1,000,000 shares  authorized, none
          issued at June 30, 1998 and
          December 31, 1997                               -                -
        Common stock, $.01 par value,
          20,000,000 shares authorized,
          5,840,071 and 5,790,171 shares
          issued at June 30, 1998 and
          December 31, 1997, respectively,
          and 5,760,235 and 5,755,882
          outstanding at June 30, 1998
          and December 31, 1997, respectively        58,401           57,902
        Additional paid-in capital               17,031,136       16,867,777
        Accumulated deficit                      (1,534,491)      (1,024,435)
        Stock rights issuable                        57,902           57,902
	Treasury stock, 79,836 and 34,289
          shares at June 30, 1998 and at
          December 31, 1997 carried at cost        (255,073)        (172,828)
	Accumulated other comprehensive income,
          net of tax                                 21,460           91,015
                                               ------------     ------------
              Total shareholders' equity         15,379,335       15,877,333
                                               ------------     ------------
	      Total liabilities and
                shareholders' equity           $240,770,682     $171,651,618
                                               ============     ============

                  The accompanying notes are an integral part
                   of the consolicated financial statements.

                                      -3-
PAGE

                         SURETY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              for the six months ended June 30, 1998 and 1997
                                (unaudited)

                                                    Six Months Ended
                                                 June 30,       June 30,
                                                   1998           1997
                                                ----------     ----------
Interest income:
   Commercial and real estate loans             $3,273,977     $2,305,162

   Consumer loans                                  602,233        656,414
   Insurance premium financing                   1,935,262      2,459,277
   Medical claims receivable factoring             823,721      1,199,275
   Federal funds sold                              799,355        259,974
   Investment securities:
      Taxable                                      946,524      1,130,090
      Tax-exempt                                   128,327        158,505
   Interest bearing deposits                         2,903         11,219
                                                ----------     ----------
         Total interest income                   8,512,302      8,179,916
                                                ----------     ----------

Interest expense:
   Savings, NOW and money market                   696,860        655,013
   Time deposits, $100,000 and over                835,996        539,257
   Other time deposits                           1,899,254      1,656,051
   Other interest expense                          100,253              -
                                                ----------     ----------
         Total interest expense                  3,532,363      2,850,321
                                                ----------     ----------

             Net interest income before
                 provision for credit losses     4,979,939      5,329,595
                                                ----------     ----------

Provision for credit losses on loans             1,611,875         35,000
Net provision for medical claims
  receivables losses                                26,244        115,000
                                                ----------     ----------
         Net interest income                     3,341,820      5,179,595
                                                ----------     ----------
Noninterest income                               1,219,239      1,121,775
                                                ----------     ----------

Noninterest expense:
   Salaries and employee benefits                2,691,256      2,418,248
   Occupancy and equipment                         945,720        733,744
   General and administrative                    1,631,576      1,541,050
                                                ----------     ----------
         Total noninterest expense               5,268,552      4,693,042
                                                ----------     ----------
             (Loss) income before income taxes    (707,493)     1,608,328
Income tax (benefit) expense                      (255,161)       597,613
                                                ----------     ----------
        Net (loss) income                       $ (452,332)    $1,010,715
                                                ==========     ==========
Basic (loss) earnings per share of common stock $    (0.08)    $     0.18
                                                ==========     ==========
Weighted average shares outstanding              5,758,931      5,750,870
                                                ==========     ==========
Diluted (loss) earnings per share of common
  stock                                         $    (0.08)    $     0.17
                                                ==========     ==========
Weighted average shares outstanding
   And common stock equivalents                  5,999,426      5,874,729
                                                ==========     ==========

                  The accompanying notes are an integral part
                   of the consolicated financial statements.

                                      -4-
PAGE

                         SURETY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              for the three months ended June 30, 1998 and 1997
                                (unaudited)

                                                    Three Months Ended
                                                   June 30,       June 30,
                                                     1998           1997
                                                  ----------     ----------
Interest income:
   Commercial and real estate loans               $2,089,389     $1,182,649
   Consumer loans                                    329,014        321,688
   Insurance premium financing                       958,762      1,325,507
   Medical claims receivable factoring               285,154        592,950
   Federal funds sold                                449,153         65,304
   Investment securities:
      Taxable                                        593,986        588,040
      Tax-exempt                                      92,257         78,704
   Interest bearing deposits                           1,471          5,608
                                                  ----------     ----------
         Total interest income                     4,799,186      4,160,450
                                                  ----------     ----------
Interest expense:
   Savings, NOW and money market                     411,949        352,453
   Time deposits, $100,000 and over                  516,723        268,430
   Other time deposits                             1,075,890        829,203
   Other interest expense                            100,253              -
                                                  ----------     ----------
         Total interest expense                    2,104,815      1,450,086
                                                  ----------     ----------
             Net interest income before
                 provision for credit losses       2,694,371      2,710,364
                                                  ----------     ----------
Provision for credit losses on loans               1,251,875         35,000
Net provision for medical claims
  receivables losses                                 459,043         40,000
                                                  ----------     ----------
         Net interest income                         983,453      2,635,364
                                                  ----------     ----------
Noninterest income                                   648,269        555,427
                                                  ----------     ----------

Noninterest expense:
   Salaries and employee benefits                  1,494,994      1,225,415
   Occupancy and equipment                           543,412        375,789
   General and administrative                        826,136        776,381
                                                  ----------     ----------
         Total noninterest expense                 2,864,542      2,377,585
                                                  ----------     ----------
             (Loss) income before income taxes    (1,232,820)       813,206
Income tax (benefit) expense                        (448,142)       302,315
                                                  ----------     ----------
        Net (loss) income                         $ (784,678)    $  510,891
                                                  ==========     ==========
Basic (loss) earnings per share of common stock   $    (0.14)    $     0.09
                                                  ==========     ==========
Weighted average shares outstanding                5,760,502      5,751,882
                                                  ==========     ==========
Diluted (loss) earnings per share of
  common stock                                    $    (0.14)    $     0.09
                                                  ==========     ==========
Weighted average shares outstanding
   And common stock equivalents                    6,007,112      5,875,741
                                                  ==========     ==========

                  The accompanying notes are an integral part
                   of the consolicated financial statements.

                                      -5-
PAGE

                         SURETY CAPITAL CORPORATION
                 STATEMENT OF COMPREHENSIVE (LOSS) INCOME
              for the six months ended June 30, 1998 and 1997
                                 (unaudited)

                                                    Six Months Ended
                                                 June 30,        June 30,
                                                   1998            1997
                                                ---------        --------

Net (loss) income                               $(452,332)     $1,010,715

Other comprehensive (loss) income,
  net of income tax

   Unrealized holding (losses) gains              (69,555)          9,517
                                                ---------      ----------

Comprehensive (loss) income                     $(521,887)     $1,020,232
                                                =========      ==========

Disclosure of reclassification amount:

  Unrealized holding (losses) gains
    arising during period                       $ (35,206)     $    2,874
  Reclassification adjustment for
    (losses) gains included in
    net (loss) income, net of
    income tax                                    (34,349)          6,643
                                                ---------      ----------
  Net unrealized (losses) gains on securities   $ (69,555)     $    9,517
                                                =========      ==========

                  The accompanying notes are an integral part
                   of the consolicated financial statements.

                                      -6-
PAGE

                          SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  for the six months ended June 30, 1998 and 1997
                                 (unaudited)

                                                          June 30,
                                               -----------------------------
                                                    1998            1997
                                               ------------     ------------
Cash flows from operating activities:
   Net (loss) income                           $  (452,332)     $ 1,010,715
   Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
           Net provision for credit losses       1,638,119          150,000
           Depreciation                            323,229          360,149
           Amortization of intangible assets       172,970          227,469
           Gain (loss) on sale of available-
             for-sale securities                    53,670          (10,379)
           Loss on sale or disposal of assets       86,278           20,209
           Changes in assets and liabilities:
              Unearned interest on loans           (46,168)         (65,710)
              Other assets                        (211,447)        (260,908)
              Accrued interest payable and
                other liabilities                 (434,252)        (683,427)
                                               ------------     ------------
                    Net cash provided by
                      operating activities       1,130,067          748,118

Cash flows from investing activities:
   Net increase (decrease) in loans              2,073,579      (10,661,259)
   Payments received on purchased medical
     claims receivables                          9,081,806        9,606,343
   Purchases of medical claims receivables      (7,109,061)     (12,991,743)
   Purchases of available-for-sale securities  (12,479,949)      (5,973,016)
   Proceeds from sales of available-for-sale
     securities                                  4,256,197        2,948,507
   Proceeds from maturities of available-
     for-sale securities                        13,873,260        2,959,236
   Proceeds from maturities of held-to-
     maturity securities                                          2,164,507
   Proceeds from maturities of interest
     bearing deposits in financial
     institutions                                                    95,698
   Purchases of bank premises and equipment       (228,117)        (262,524)
   Proceeds from sale of other real estate
     and repossessed assets                         60,715          467,766
   Net cash acquired in acquisition              2,956,010
                                               ------------     ------------
            Net cash provided by (used in)
              investing activities              12,484,440      (11,646,485)
                                               ------------     ------------

Cash flows from financing activities:
   Net increase (decrease) in deposits             206,175       (1,855,413)
   Issuance of subordinated debt                 4,350,000
   Purchase of treasury stock                      (82,245)         (98,289)
   Exercise of stock options                       163,858           98,289
                                               ------------     ------------
            Net cash provided by (used in)
              financing activities               4,637,788       (1,855,413)
                                               ------------     ------------

Net increase (decrease) in cash and cash
  equivalents                                   18,252,295      (12,753,780)

Beginning cash and cash equivalents             28,461,443       22,866,457
                                               ------------     ------------

Ending cash and cash equivalents               $46,713,738      $10,112,677
                                               ============     ============

                  The accompanying notes are an integral part
                   of the consolicated financial statements.

                                      -7-
PAGE

                         SURETY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                 (unaudited)

                                                           June 30,
                                                  ------------------------
                                                      1998          1997
                                                  -----------     --------
Supplemental schedule of noncash investing
  and financing activities:
   Transfers of repossessed collateral to
     other assets                                 $   147,393     $226,562
   Additions to loans to facilitate the sale
     of other real estate and other assets        $     3,225     $233,724
   Adjustments to other assets subsequent
     to acquisition                                               $141,955

Net cash acquired through acquisitions:
   Investment securities                          $19,261,707
   Net loans                                       33,839,277
   Premises and equipment, net                      3,785,737
   Other assets	1,099,583
   Excess of cost over fair value of net
     assets acquired                                4,505,197

   Deposits                                       (64,761,640)
   Other liabilities                                 (685,871)
                                                  -----------
Net cash acquired through acquisitions            $(2,956,010)
                                                  ===========

                  The accompanying notes are an integral part
                   of the consolicated financial statements.

                                      -8-
PAGE

                         SURETY CAPITAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	Basis of Presentation:
        ----------------------

	Surety Capital Corporation (the "Company") is a publicly-traded bank holding company located in Hurst, Texas. The Company owns a national bank, Surety Bank, National Association ("Surety Bank"), with full service offices located in Lufkin, Hurst, Chester, Wells, Kennard, Whitesboro, Waxahachie, Midlothian, Universal City, Converse, New Braunfels, San Antonio, and Schertz, Texas. See, however, "Note 6. Subsequent Events" regarding the pending sale of the Chester, Kennard, Lufkin and Wells branches. Surety Bank engages in general commercial and consumer banking and concentrates its lending activities in the area of insurance premium financing. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations and its cash flows for the indicated periods have been included. The results of operations for such interim period are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.


2.	Acquisition:
        ------------

	TexStar National Bank, Universal City, Texas

	On April 1, 1998, the Company completed the acquisition of TexStar National Bank, Universal City, Texas ("TexStar"),
        through the merger of TexStar into Surety Bank.         With the
        completion of this acquisition, Surety Bank increased its
        asset size by approximately 41%.  As of April 1, 1998,
        TexStar had total assets of $70,335,000, and Surety Bank's
        total assets as of the same date were $177,818,000.     The
        acquisition has been accounted for as a purchase in the accompanying consolidated financial statements. The assets and liabilities of TexStar have been recorded at their fair values as of April 1, 1998. The resulting goodwill is being amortized over 15 years on a straight line basis.

	Included in the accompanying consolidated financial statements are the following amounts for TexStar as of June 30, 1998 and for the three months ended June 30, 1998:

                Balance sheet data:

        Cash and due from banks          $ 4,505,358
        Federal funds sold                10,525,000
        Investment securities             15,656,019
        Net loans                         33,938,310
        Premises and equipment, net        3,726,542
        Accrued interest receivable          427,477
        Goodwill                           4,521,229
        Other assets                         502,389
                                         -----------
        Total assets                     $73,802,324
                                         ===========


                                      -9-
PAGE

                         SURETY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.      Acquisition continued:
        -----------

                Income statement data:
                                        For the three months
                                            months ended
                                            June 30, 1998
                                        --------------------
        Total interest income               $  1,277,502
        Total interest expense                   581,077
        Other income                             154,670
        Noninterest expense                      651,652
                                            ------------
        Net income                          $    112,074
                                            ============

	The consolidated results of operations include the operations of TexStar subsequent to April 1, 1998. The unaudited pro forma information for the six months ended June 30, 1998 and the unaudited pro forma information for the six months ended June 30, 1997, presented below, reflect the acquisition of TexStar as if it had been acquired as of January 1, 1997.
        Pro forma adjustments consisting of a provision for income taxes and interest expense have been made to properly reflect the unaudited pro forma information.

                                                     Six Months Ended
                                               -----------------------------
                                               June 30, 1998   June 30, 1997
                                               -------------   -------------
                Interest income                 $10,180,621     $10,456,055
                Net (loss) income                (1,209,034)      1,284,814
		Net (loss) income per share
                  of common stock               $     (0.21)    $      0.22


3.	Loans, net:
        -----------

	At June 30, 1998 and December 31, 1997 the loan portfolio was composed of the following:

                                              June 30,      December 31,
                                                1998            1997
                                           ------------     ------------
             Insurance premium financing   $ 40,368,323     $ 40,373,695
             Installment loans               12,529,269       10,632,451
             Commercial loans                46,880,433       23,171,566
             Real estate loans               31,601,851       26,668,598
                                           ------------     ------------
             Total gross loans              131,379,876      100,846,310

             Unearned interest               (2,166,223)      (2,212,391)
             Allowance for credit losses     (1,474,720)        (950,809)
                                           ------------     ------------
             Loans, net                    $127,738,933     $ 97,683,110
                                           ============     ============

	Loans on which the accrual of interest has been discontinued amounted to approximately $1,328,000 and $92,000 at June 30, 1998 and December 31, 1997, respectively.

                                      -10-
PAGE

                         SURETY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.	Loans, net continued:
        ----------

	Activity in the allowance for credit losses is as follows:

                                 Six          Six         Three       Three
                                Months       Months       Months      Months
                                Ended        Ended        Ended       Ended
                               June 30,     June 30,     June 30,    June 30,
                                 1998         1998         1997        1997
                              ----------   ----------   ----------  ----------
Beginning balance             $  950,809   $1,170,928   $1,067,041  $1,036,601
Provision for credit losses    1,611,875    1,251,875       35,000      35,000
Bank acquisition                 820,625      820,625
Loans charged off, net of
   recoveries                 (1,908,589)  (1,768,708)     (98,063)    (67,623)
                              ----------   ----------   ----------  ----------
Ending balance                $1,474,720   $1,474,720   $1,003,978  $1,003,978
                              ==========   ==========   ==========  ==========

4.	Medical Claims Receivables:
        ---------------------------

	At June 30, 1998 and December 31, 1997, the medical claims receivables portfolio was composed of the following:

                                         June 30,        December 31,
                                           1998              1997
                                        ----------       ------------
Medical claims receivables              $1,145,766        $8,079,524
Unearned interest                          (13,320)         (698,484)
Allowance for medical claims
   Receivables losses                      (58,280)       (4,307,885)
                                        ----------       ------------
Medical claims receivables, net         $1,074,166        $3,073,155
                                        ==========       ============

                                      -11-
PAGE

                         SURETY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.	Medical Claims Receivables continued:
        --------------------------

        Activity in the allowance for medical claims receivables losses is as follows:

                                Six          Six         Three       Three
                               Months       Months       Months      Months
                               Ended        Ended        Ended       Ended
                              June 30,     June 30,     June 30,    June 30,
                                1998         1998         1997        1997
                             ----------   ----------   ----------  ----------

Beginning balance            $4,307,885   $4,047,036   $ 217,734   $ 273,382
Provision for credit losses     712,644      775,905     115,000      40,000
Unearned interest
   charged off                 (686,400)    (316,862)
                             ----------   ----------
Net provision for credit
   losses                        26,244      459,043
Receivables charged off,
   net of recoveries         (4,275,849)  (4,447,799)    (36,145)    (16,793)
                             ----------   ----------   ---------   ---------
Ending balance               $   58,280   $   58,280   $ 296,589   $ 296,589
                             ==========   ==========   =========   =========


5.	Convertible Subordinated Debt:
        ------------------------------

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

        Each holder of Notes has the right at any time prior to maturity of the Notes, unless previously redeemed, at the holder's option, to convert such Notes, or any portion thereof which is an integral multiple of $10,000, into shares of Common Stock of the Company, at the conversion price of $6.00 per share, subject to certain antidilutive adjustments (the "Conversion Price").

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

                                      -12-
PAGE

                         SURETY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.	Convertible Subordinated Debt continued:
        -----------------------------

        part, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption.

If Redeemed During     Percentage of   If Redeemed During    Percentage of
 12 Months Ended         Principal      12 Months Ended        Principal
    March 31,             Amount           March 31,            Amount
------------------     -------------   ------------------    -------------
      1999                 109%               2004               104%
      2000                 108%               2005               103%
      2001                 107%               2006               102%
      2002                 106%               2007               101%
      2003                 105%               2008               100%


6.	Subsequent Events:
        ------------------

        On July 20, 1998, the Company announced that Surety Bank entered into an agreement with Commercial Bank of Texas, National Association ("Commercial Bank"), Nacogdoches, Texas, to sell to Commercial Bank Surety Bank's four east Texas branches located in Lufkin, Kennard, Wells and Chester (the "Branches").

        The purchase price for the Branches will be equal to 4% of the deposit base of the Branches as of the closing date. This transaction will be structured as an assumption of certain liabilities of the Branches, including deposits, and a purchase of certain assets of the Branches, including loans and fixed assets, by Commercial Bank.

        As of June 30, 1998, the Branches had total deposits of approximately $56,230,000, total net loans of approximately $11,892,000 and fixed assets of approximately $647,000.
        After the sale is completed, Surety Bank will have approximately $186,000,000 in assets, and $163,481,000 in deposits and $123,000,000 in loans. Surety Bank will continue to operate its remaining nine banking branches, located in north-central and south-central Texas, as full service community banking facilities serving the local retail and small business markets. Surety Bank's operating division, Surety Premium Finance ("Surety Premium"), will continue to market its niche lending product, insurance premium financing.

        The completion of the sale is subject to a number of contingencies, including regulatory approvals by applicable banking authorities and a due diligence review of the Branches by Commercial Bank. There can be no assurance that the transaction will be completed. If consummated, the transaction is expected to close no later than December 31, 1998, upon the expiration of all applicable waiting periods following receipt of all necessary regulatory approvals.

        During July 1998, the Office of the Comptroller of the Currency ("OCC") commenced an examination of Surety Bank. Upon completion of fieldwork, the OCC made certain recommendations to management to make additional charge-offs of insurance premium finance loans and medical claims factoring receivables and to take additional provisions.
        The OCC has not issued a final report of the examination to management.

                                      -13-
PAGE

                         SURETY CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.	Subsequent Events continued:
        -----------------

        The charge-offs and additional provisions were recognized in the six months ended June 30, 1998. The loan charge-offs net of recoveries for the six months ended June 30, 1998 were $1,908,589. The loan charge-offs were primarily the result of insurance premium finance loans generated by Surety
        Bank's southeastern United States insurance premium finance operation, headquartered in Atlanta, Georgia. Due to significantly higher rates of cancellations and several problem insurance agency and insurance company relationships, the Bank's past dues and problem loans originated from that market had increased significantly in recent months. The Bank charged-off insurance premium finance loans net of recoveries in the amount of $1,492,134 for the six months ended June 30, 1998.
        No assurance can be given, however, that the Company will not be required to charge-off additional insurance premium finance loans in the future. The Atlanta office has been closed and, with exception of a few good relationships, loan production from that market has been terminated. Management will continue to actively and aggressively attempt to collect these charged-off loans.
        Surety Bank's traditional Texas insurance premium finance portfolio continues to perform as expected. Management further believes that at June 30, 1998 its loan loss reserves are adequate. However, future events may dictate that additional provisions are necessary.

        The Company recorded a net $26,244 provision for medical claims factoring losses during the six months ended June 30, 1998 compared to a $115,000 provision for medical claims factoring losses during the six months ended June 30, 1997.
        The medical claims factoring charge-offs net of recoveries for the six months ended June 30, 1998 were $4,275,849. The medical claims factored receivables charged off during the six months ended June 30, 1998 were originated prior to December 31, 1997. The OCC believed that due to the slower than expected collection pace of these factoring receivables over 180 days, they should be charged-off in their entirety and collection should be reflected as recoveries. The current balance of medical claims factored receivables net of unearned interest and allowance is at $1,074,166 as of June 30, 1998 and is not expected to increase. Management is currently evaluating exit strategy options for the medical claims factoring division of Surety Bank. Management will continue to actively pursue the collection of these charged-off receivables.

                                      -14-
PAGE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


General

        The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company, owns all of the issued and outstanding shares of capital stock of Surety Bank.

        The information presented below reflects the lending and related funding business of the Company:


                                        Six Months      Six Months
                                           Ended           Ended
                                       June 30, 1998   June 30, 1997
                                       -------------   -------------
INSURANCE PREMIUM FINANCING:

        Average balance outstanding    $ 40,800,337    $ 43,587,571
        Average yield                          9.5%           11.3%
        Interest income                $  1,935,262    $  2,459,277

CONSUMER, COMMERCIAL AND REAL
 ESTATE FINANCING:

        Average balance outstanding    $ 74,678,382    $ 58,626,232
        Average yield                         10.4%           10.1%
        Interest income                $  3,876,210    $  2,961,576

MEDICAL CLAIMS RECEIVABLES:

        Average balance outstanding    $  6,369,385    $  8,101,948
        Average yield                         25.9%           29.6%
        Interest income                $    823,721    $  1,199,275

COST OF FUNDS:

        Average balance outstanding(1) $189,420,608    $155,179,729
        Average interest rate                  3.7%            3.7%
        Interest expense(1)            $  3,532,363    $  2,850,321

AVERAGE MONTHLY AMOUNTS:

        Total interest income          $  1,496,607    $  1,363,319
        Total interest expense         $    588,727    $    475,053
        Provision for credit losses    $    288,487    $      5,833
	Provision for medical claims
          receivables losses           $     62,423    $     19,167
        Noninterest income             $    203,207    $    186,962
        Noninterest expense            $    858,520    $    782,174

Note: Average balances are computed using daily balances throughout each period.
        The average yields are gross yields and do not include provisions for credit losses.

(1) Includes $2,175,000 and $0 of borrowings and $100,253 and $0 of interest expense on short-term borrowings for the six months ended June 30, 1998 and 1997, respectively.

                                      -15-
PAGE

                           AVERAGE BALANCE SHEET

                                              Six Months Ended June 30, 1998
                                            ----------------------------------
                                                             Interest
                                               Average        Income/   Average
                                               Balance        Expense    Rate
                                            ------------    -----------  -----
ASSETS:

	Interest earnings assets:
		U.S. Treasury and agency
                  securities and due from
                  time(1)                   $ 33,469,052    $ 1,077,754   6.4%
                Federal funds sold            29,951,573        799,355   5.3%
                Loans(2)(3)                  115,478,719      5,811,472  10.1%
                Medical claims receivables     6,369,385        823,721  25.9%
		Allowance for credit losses
                  and factoring               (5,292,868)          N/A    N/A
                                            ------------    -----------  -----
			Total interest
                          earning assets     179,975,861    $ 8,512,302  10.0%
                                            ------------    ===========  =====
        Cash and due from banks                7,285,266
        Premises and equipment                 5,199,343
        Accrued interest receivable              993,506
        Other assets                          12,588,099
                                            ------------
                   Total assets             $206,042,075
                                            ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

	Interest bearing liabilities:
		Interest bearing demand
                  deposits                  $ 43,641,345    $   581,876   2.7%
                Savings deposits               9,445,079        114,984   2.4%
                Time deposits                104,220,478      2,735,250   5.3%
                Notes payable                  2,529,730        100,253   7.9%
                                            ------------    -----------  -----
                   Total interest
                    bearing liabilities      159,836,632      3,532,363   4.4%
                                            ------------    -----------  -----
                        Net interest income                 $ 4,979,939
                                                            ===========
Net interest spread                                                       5.6%
                                                                         -----
Net interest income to average
  earning assets                                                          6.1%
                                                                         =====
Noninterest bearing deposits                  29,583,976
Accrued interest payable and
  other liabilities                              572,598
                                            ------------
                   Total liabilities         189,993,206

Shareholders' equity                          16,048,869
                                            ------------

                   Total liabilities and
                     shareholders' equity   $206,042,075
                                            ============

(1) Interest income on the tax-exempt securities does not reflect the tax equivalent yield.
(2) Loans on nonaccrual status have been included in the computation of average balances.
(3) The interest income on loans does not include loan fees. Loan fees are immaterial and are included in noninterest income.

                                      -16-
PAGE

Six Months Ended June 30, 1998 Versus Six Months Ended June 30, 1997.
---------------------------------------------------------------------

The Company and its wholly-owned subsidiary, Surety Bank, recorded a net loss of $(452,332) or a net loss per basic common share of $(0.08) for the six months ended June 30, 1998, compared with earnings of $1,010,715 ($0.18 per basic common share) for the six months ended June 30, 1997. The reported loss for the six months ended June 30, 1998 was primarily the result of an additional provision for credit losses and a net provision for factoring losses totaling $1,638,119. These provisions were necessary as a result of factoring receivables charge-offs of approximately $1,733,000 and insurance premium finance loan charge-offs of approximately $526,000 recommended by the Office of the Comptroller of the Currency ("OCC") in connection with a recent examination of Surety Bank by the OCC, as more fully disclosed below.

The yields earned by the Company on its consumer, commercial and real estate loan portfolio during the six months ended June 30, 1998 and 1997 increased 0.03% to 10.4% from 10.1%, respectively. The yields earned by the Company on its insurance premium finance loans during the six months ended June 30, 1998 and 1997 decreased 1.8% to 9.5% from 11.3%. The decrease in yield on the insurance premium finance loans is attributed to the reversal of interest income recognized on insurance premium finance loans which were placed on non-accrual status in the amount of $98,081 (the gross amount of insurance premium finance loans placed on non-accrual status at June 30, 1998 was $871,829) along with a decline in the average balance of insurance premium finance loans outstanding for the six months ended June 30, 1998 and 1997 in the amount of $2,787,234 to $40,800,337 from $43,587,571. The average cost of funds for the Company for the same periods was unchanged at 3.7%. The average balance of loans outstanding increased 13.0% and was $115,478,719 and $102,213,803 for the six months ended June 30, 1998 and 1997, respectively. The increase in loans outstanding is attributed to the acquisition of TexStar on April 1, 1998. The loan-to-deposit ratio as of June 30, 1998 and 1997 was 59.9% and 70.9%, respectively.

Total interest income increased 4.1% to $8,512,302 from $8,179,916, for the six months ended June 30, 1998 and 1997, respectively, while total interest expense increased 23.9% to $3,532,363 from $2,850,321, for the six months ended June 30, 1998 and 1997, respectively, resulting in a 6.6% decrease in net interest income before provision for credit losses to $4,979,939 from $5,329,595 for these same periods. The increase in interest expense for the six months ended June 30, 1998 as compared to the same period in 1997 in the amount of $682,042 is attributed to the additional deposits acquired in the acquisition of TexStar and the interest expense incurred on the subordinated debt of the Company. The Company's loan growth for the six months ended June 30, 1998 was concentrated within the real estate loan portfolio and the commercial loan portfolio. Real estate lending increased by 20.8% to $31,601,851 from $26,152,676, commercial lending increased by 103.2% to $46,880,433 from $23,069,300, consumer lending decreased by 0.6% to $11,533,975 from $11,601,709, and insurance premium financing decreased by 16.3% to $40,368,323 from $48,197,899. The overall net growth in the loan portfolio is attributed to the acquisition of TexStar. The average volume of consumer, commercial, and real estate lending increased 27.4%, with an increase in the average yields on those loans from 10.1% to 10.4%. The 6.4% decrease in the average volume of insurance premium financing loans was accompanied by a yield of 9.5% and 11.3% on those loans for the six months ended June 30, 1998 and 1997, respectively. The average balance of interest bearing deposits increased 20.7%, while the average rate paid was 4.4% and 4.3% for the six months ended June 30, 1998 and 1997, respectively.

The Company recorded a $1,611,875 provision for credit losses on loans during the six months ended June 30, 1998 compared to a $35,000 provision for loan losses during the six months ended June
30, 1997. The loan charge-offs net of recoveries for the six months ended June 30, 1998 were $1,908,589. The loan charge-offs were primarily the result of insurance premium finance loans generated by Surety Bank's southeastern United States insurance premium finance operation, headquartered in Atlanta, Georgia. Due to significantly higher rates of cancellations and several problem insurance agency and insurance company relationships. Surety Bank's past dues and problem loans originated from that market had increased significantly in recent months. Surety Bank charged-off insurance premium finance loans net of recoveries in the amount of $1,492,134 for the six months ended June 30, 1998. No assurance can be given, however, that the Company will not be required to charge off additional insurance premium finance loans in the future. The Atlanta office has been closed and, with exception of a few good relationships, loan production from that market has been terminated. Management will continue to actively and aggressively attempt to collect these charged-off loans. Surety Bank's traditional Texas insurance premium finance portfolio continues to perform as expected. Management further believes that at June 30, 1998 its loan loss reserves are adequate. However, future events may dictate that additional provisions are necessary.

                                      -17-
PAGE

The Company recorded a $26,244 provision for medical claims factoring losses during the six months ended June 30, 1998 compared to a $115,000 provision for medical claims factoring losses during the six months ended June 30, 1997. The medical claims factoring charge-offs net of recoveries for the six months ended June 30, 1998 were $4,275,849. The medical claims factored receivables charged off during the six months ended June 30, 1998 were originated prior to December 31, 1997. The OCC believed that due to the slower than expected collection pace of these receivables over 180 days, they should be charged-off in their entirety and collection should be reflected as recoveries. The current balance of medical claims factored receivables net of unearned interest and allowance is at $1,074,166 as of June 30, 1998 and is not expected to increase. Management is currently evaluating exit strategy options for the medical claims factoring division of Surety Bank. Management will continue to actively pursue the collection of these charged-off receivables.

The Company's noninterest income increased 8.7% to $1,219,239 from $1,121,775 for the six months ended June 30, 1998 and 1997, respectively. This increase compares to an increase in average noninterest bearing deposits of 32.1% to $29,583,976 from $22,399,587 for these same periods. Noninterest income is generated primarily from fees associated with noninterest and interest bearing accounts along with fees charged on insurance premium finance loans.

Noninterest expense increased 12.3%, primarily the result of a 11.3% increase in salaries and employee benefits, a 28.9% increase in occupancy and equipment expenses, and a 5.9% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the acquisition of TexStar. Increases in occupancy and equipment expenses relate primarily to the operation of the five additional branches added through the TexStar acquisition.

Three Months Ended June 30, 1998 Versus Three Months Ended June 30, 1997
------------------------------------------------------------------------

The Company recorded a net loss of $(784,678) or a net loss per basic common share of $(0.14) for the three months ended June 30, 1998, compared with earnings of $510,891 ($0.09 per basic common share) for the three months ended June 30, 1997. Total interest income increased 15.4% to $4,799,186 from $4,160,450, while total interest expense increased 45.2% to $2,104,815 from $1,450,086, resulting in a 0.6% decrease in net interest income before provision for losses to $2,694,371 from $2,710,364.

The Company recorded a $1,251,875 provision for credit losses on loans during the six months ended June 30, 1998 compared to a $35,000 provision for loan losses during the six months ended June
30, 1997. The substantial increase in provisions for the six months ended June 30, 1998 was a result of a recommendation made the OCC in connection with its recent examination of Surety Bank.
The loan charge-offs were primarily the result of insurance premium finance loans generated by Surety Bank's southeastern
United States insurance premium finance operation, headquartered in Atlanta, Georgia. Due to significantly higher rates of cancellations and several problem insurance agency and insurance company relationships, the Bank's past dues and problem loans originated from that market had increased significantly in recent months. The Atlanta office has been closed and, with exception of a few good relationships, loan production from that market has been terminated. Management will continue to actively and aggressively attempt to collect these charged-off loans. Surety Bank's traditional Texas insurance premium finance portfolio continues to perform as expected.

The Company recorded a net $459,043 provision for medical claims factoring losses during the three months ended June 30, 1998 compared to a $40,000 provision for medical claims factoring losses during the three months ended June 30, 1997. The increase in provisions for the six months ended June 30, 1998 was also a result of a recommendation made by the OCC in connection with its recent examination of Surety Bank. The OCC believed that due to the slower than expected collection pace of these factoring receivables over 180 days, they should be charged-off in their entirety and collection should be reflected as recoveries. Management is currently evaluating exit strategy options for the medical claims factoring division of Surety Bank. Management will continue to actively pursue the collection of these charged-off receivables.

The Company's noninterest income increased 16.7% to $648,269 from $555,427 for the three months ended June 30, 1998 and 1997, respectively. Noninterest expense increased 20.5%, primarily the result of a 22.0% increase in salaries and employee benefits, a 44.6% increase in occupancy and equipment expenses, and a 6.4% increase in general and administrative expenses. The increase in salaries and benefits along with occupancy and equipment expenses were due primarily to additional staffing required by the acquisition of TexStar.

                                      -18-
PAGE

Allowance for Credit Losses

The Company recorded a $1,611,875 provision for credit losses on loans during the six months ended June 30, 1998 compared to a $35,000 provision for loan losses during the six months ended June
30, 1997. The substantial increase in provisions for the six months ended June 30, 1998 was a result of a decision by the Company's management to accept recommendations made by the OCC in connection with its recent examination of Surety Bank. The loan charge-offs net of recoveries for the six months ended June 30, 1998 were $1,908,589. The loan charge-offs were primarily the result of insurance premium finance loans generated by Surety
Bank's southeastern United States insurance premium finance operation, headquartered in Atlanta, Georgia. Due to significantly higher rates of cancellations and several problem insurance agency and insurance company relationships, the Bank's past dues and problem loans originated from that market had increased significantly in recent months. The Bank charged-off insurance premium finance loans net of recoveries in the amount of $1,492,134 for the six months ended
June 30, 1998. The Atlanta office has been closed and, with exception of a few good relationships, loan production from that market has been terminated. Management will continue to actively and aggressively attempt to collect these charged-off loans.
Surety Bank's traditional Texas insurance premium finance portfolio continues to perform well. Management believes that all known losses in the portfolio have been recognized.

The Company recorded a net $26,244 provision for medical claims factoring losses during the six months ended June 30, 1998 compared to a $115,000 provision for medical claims factoring losses during the six months ended June 30, 1997. The increase in provisions for the six months ended June 30, 1998 was a result of a decision by the Company's management to accept recommendations made by the OCC in connection with its recent examination of Surety Bank. The medical claims factoring charge-offs net of recoveries for the six months ended June 30, 1998 were $4,275,849. The medical claims factored receivables charged off during the six months ended June 30, 1998 were originated before December 31, 1997. The OCC recommended that due to the slower than expected collection pace of these factoring receivables, the receivables should be charged-off in their entirety and collection should be reflected as recoveries. The current balance of medical claims factored receivables net of unearned interest and allowance is at $1,074,166 as of June 30, 1998 and is not expected to increase. Management is currently evaluating exit strategy options for the medical claims factoring division of Surety Bank. Management will continue to actively pursue the collection of these charged-off receivables. Management believes that all known losses in the portfolio have been recognized.

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

The ratio of the allowance for credit losses to total loans was 1.1% on June 30, 1998 as compared to 0.9% on December 31, 1997. The allowance for credit losses was $1,474,720 and $950,809 on June 30, 1998 and December 31, 1997, respectively. At June 30, 1998, nonaccrual loans were approximately $1,328,000, loans past due 90 days or greater and still accruing interest were $67,126, and total non-performing loans were approximately $2,030,000.

The allowance for medical claims receivables losses to total medical claims receivables was 5.2% at June 30, 1998 as compared to 53.3% on December 31, 1997. The allowance for medical claims receivables losses was $58,280 and $4,307,885 on June 30, 1998 and December 31, 1997, respectively.

Parent Company Only Results of Operations
-----------------------------------------

The Company did not own Surety Bank prior to December 30, 1989.
Since that time, the Company has served as a parent company to Surety Bank and has minimized its own separate business activities. For the six months ended June 30, 1998, the Company

                                      -19-
PAGE
had only nominal interest income of approximately $13,000, approximately $98,000 in interest expense on its subordinated debt and approximately $90,000 in noninterest expenses. The noninterest expenses, which decreased 25.3% from the same period in the prior year, consisted primarily of legal and professional fees incurred in the operation of the Company and in the maintenance of the Company's public company status under applicable securities laws and regulations.

Current Trends and Uncertainties

Economic trends and other developments could adversely affect the Company's operations. Regulatory changes may increase the Company's cost of doing business or otherwise impact it adversely.

Liquidity

The Company's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At June 30, 1998, 16.8% of Surety Bank's interest bearing liabilities were in the form of time deposits of $100,000 and over. Although unlikely, if a large number of these time deposits matured at approximately the same time and were not renewed, Surety Bank's liquidity could be adversely affected. Currently, the maturities of Surety Bank's large time deposits are spread throughout the year, and Surety Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

Over the long term, the ability of the Company to meet its cash obligations will depend substantially on its receipt of dividends from Surety Bank, which are limited by banking statutes and regulations. The payment of dividends by Surety Bank is subject to the provisions of 12 U.S.C. Section 60, which provides that no dividend may be declared or paid without the prior approval of the OCC if the total of all dividends, including the proposed dividend, in any calendar year exceeds the total of Surety Bank's net profits for that year combined with its retained profits of the preceding two years. Surety Bank incurred an accumulated loss for the six months ended June 30, 1998 and for fiscal years 1997 and 1996 in the amount of $2,155,493. Under 12 U.S.C. Section 60, Surety Bank currently is precluded from declaring a dividend, without the prior approval of the OCC, until it has profits in excess of $2,824,677. No assurance can be given if and when Surety Bank will attain the requisite level of profitability, which will permit it to declare and pay dividends.

Capital Resources

Shareholders' equity at June 30, 1998 was $15,379,335 as compared to $15,877,333 at December 31, 1997. The Company had consolidated net loss of $(452,332) for the six months ended June 30, 1998.

Under the regulatory risk-based capital framework, Surety Bank is required to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half, or 4%, must be in the form of Tier 1 (core) capital. The remaining one-half, or 4%, may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of the loan loss allowances that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for Surety Bank was 7.07% and 8.13%, respectively, at June 30, 1998 and 9.92% and 11.28%, respectively, at December 31, 1997. In addition, Surety Bank is expected to maintain a Tier 1 capital to total assets ratio (Tier 1 leverage ratio) of at least 3%. Surety Bank is currently, and expects to continue to be, in compliance with these capital requirements.

In connection with the acquisition of TexStar by the Company through the merger of TexStar with Surety Bank (the "Merger"), the OCC conditionally approved the Merger, contingent upon (1) the Company contributing at least $4,000,000 in additional capital to Surety Bank, (2) Surety Bank maintaining certain OCC-mandated capital ratios in excess of the minimum "well-capitalized" capital ratios for the years ending December 31, 1998, 1999 and 2000, and (3) in the event of the failure of Surety Bank to maintain such minimum capital ratios, the Company initiating efforts to bring Surety Bank back into compliance with such minimum capital ratios. On March 31, 1998 the Company contributed $4,000,000 in additional capital to Surety Bank and on June 30, 1998 the Company contributed $500,000 in additional capital to Surety Bank. At June 30, 1998, Surety Bank was not in compliance with the OCC-mandated capital ratio levels.
No assurance can be given that Surety Bank will attain compliance with the OCC-mandated capital ratio levels by December 31, 1998 and remain in compliance with such OCC-mandated capital ratio levels on December 31, 1999 and 2000. If Surety Bank fails to maintain such

                                      -20-
PAGE

OCC-mandated capital levels for the years ending December 31, 1998, 1999 and 2000, the Company is required (1) to contribute additional capital to Surety Bank, which, if necessary, may be obtained by the Company through a traditional loan from a financial institution or through an offering of the Company's securities, or (2) to liquidate some of the assets of Surety Bank. On July 13, 1998 Surety Bank entered into an agreement with Commercial Bank of Texas, National Association ("Commercial Bank"), Nacogdoches, Texas, to sell to Commercial Bank Surety Bank's four east Texas branches located in Chester, Kennard, Lufkin and Wells (the "Branches"). See "Note 6. Subsequent Events." In the event of the consummation of the sale of such Branches, the Company believes that Surety Bank will be well above the OCC mandated capital requirements for the years ending December 31, 1998, 1999 and 2000, absent the occurrence of any unforeseeable events. In the event Surety Bank fails to maintain such OCC-mandated imposition of restrictions on certain activities involving asset growth, acquisitions, branch establishment, expansion into new lines of business, declaration and payment of dividends, and transactions with affiliates, (2) the imposition of certain additional mandated capital raising activities, and (3) as a last resort, the appointment of a receiver or conservator of Surety Bank.

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

Recent Accounting Pronouncements

In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS 130 in the fiscal quarter ended March 31, 1998.

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

                                      -21-
PAGE

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

SFAS 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 will be adopted by the Company on December 31, 1998. The Company is expected to have two operating segments to report on, the traditional banking segment and the insurance premium finance segment.

In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. The accounting for gains and losses on derivatives depends on the intended use of the derivative. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application encouraged. Retroactive application is not permitted. Management has not completed its evaluation of the expected impact of SFAS 133 on the financial condition or operations of the Company.

Management believes that the adoption of these pronouncements will not have a material impact on the financial condition or results of operations of the Company.

Year 2000 Safety and Soundness

Year 2000 guidance on the risks posed to financial institutions by the Year 2000 problem was issued by the Federal Financial
Institutions Examination Council ("FFIEC"). The guidance underscores that Year 2000 preparation is not only an information systems issue, according to the FFIEC, but also an enterprise-wide challenge that must be addressed at the highest level of a financial institution.

The guidance sets out the responsibilities of senior management and boards of directors in managing their Year 2000 projects. Among the responsibilities of institution managers and directors is that of managing the internal and external risks presented by providers of data-processing products and services, business partners, counterparties, major loan customers, correspondent banks, and institutions or entities in which Surety Bank owns securities.

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

Impact of Inflation, Changing Prices and Monetary Policies

The financial statements and related financial data concerning the Company in this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance

                                      -22-
PAGE
of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors, which are beyond the control of Surety Bank, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve Bank. The Federal Reserve Bank implements national monetary policy such as seeking to curb inflation and combat recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing by banks and establishment of reserve requirements against bank deposits. The actions of the Federal Reserve Bank in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on Surety Bank and its results of operations are not predictable.

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

Forward-Looking Statements

All statements other than statements of historical fact regarding the Company's financial condition, results of operation, business strategy and future acquisitions or operations are "forward-looking statements." When used herein, words such as "believes," "antici-pates," "intends," "expects," "should," and words of similar import identify a forward-looking statement. Such forward-looking state-ments may involve numerous assumptions about known and unknown trends, risks and uncertainties, including economic conditions;
actions taken by the Federal Reserve Board; legislative and regulatory actions and reforms; as well as other reasons, all of which change over time and which may ultimately prove to be inaccurate. Certain of these factors are discussed in more detail elsewhere herein. These factors include the Company's ability to successfully redeploy excess liquidity following the acquisition of TexStar as well as the Company's ability to continue to make future acquisitions, as well as the Company's ability to collect charged-off and provisioned for insurance premium financing loans and medical claims factoring receivables, and the results of the OCC's recent examination of Surety Bank. Actual results may differ materially from any future results expressed or implied by such forward-looking statements. Prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update or to publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

                                      -23-
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

        The claimant in the Anchorage Case is the Tennessee Commis-sioner of Commerce and Insurance ("Tennessee"), appointed by the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, to liquidate Anchorage Fire and Casualty Insurance Company ("Anchorage"), including Anchorage deposits at the Bank. Tennessee seeks to recover compensatory and punitive damages on various alleged causes of action, including violation of orders issued by a Tennessee court, fraudulent and preferential transfers, common law conversion, fraud, negligence, and bad faith, all of which are based on the same underlying facts and course of conduct. The plaintiff in the MacGregor Case, United Shortline Inc. Assurance Services, N.A. ("Shortline"), is the holder of a Florida judgment against MacGregor General Insurance Company, Ltd. ("MacGregor") who seeks to recover funds allegedly belonging to MacGregor which were held by the Bank.

        Both cases arise out of the Bank's alleged exercise of control over funds, representing the Bank's collateral, held in accounts at the Bank under agreements with Anchorage and MacGregor. The Bank asserts that it had a right to exercise control over its collateral under contractual agreements between the Bank and the respective insurance companies or the Bank and the policyholders, and also in order to protect the Bank against the possibility of inconsistent orders regarding the same funds. Tennessee also seeks to recover funds allegedly transferred in and out of the Anchorage/MacGregor accounts at the Bank during an approximate four-month period in 1993.

        When the MacGregor case was initially filed, Shortline sought a restraining order against the Bank concerning the MacGregor funds. When the Bank received notice of competing claims to some or all of these funds by Tennessee, the Bank intervened and interpled approximately $600,000 into the court's registry. Shortline now seeks, inter alia, damages against the Bank from an alleged wrongful offset wherein the Bank allegedly exercised control over the MacGregor funds at the Bank pursuant to agreements with MacGregor. The Bank moved for and obtained a summary judgment that its intervention and interpleader of funds was proper. Shortline also sought and obtained a summary judgment from the trial court that the funds interpled by the Bank into the court's registry belonged to Shortline. Tennessee appealed the summary judgment to the Fort Worth Court of Appeals. The Fort Worth Court of Appeals affirmed the trial court's ruling that the Bank's intervention and interpleader was proper but reversed the trial court's ruling that the funds in the court belonged to Shortline. After appeal by Tennessee, the Texas Supreme court affirmed the judgement of the Court of Appeals. Tennessee has filed a Motion for Rehearing, which is currently pending.

        On July 27, 1998 the United States District Court in the Anchorage case granted a summary judgement in favor of the Bank that Tennessee take nothing by its suit. This judgement has recently been entered, and it is expected that Tennessee will appeal to the United States Court of Appeals.

        The Bank believes both of these cases lack merit and will continue to defend them vigorously. The final outcome of both of these cases is uncertain at this time.


Item 2.	Changes in Securities and Use of Proceeds.

        Not applicable.

                                      -24-
PAGE

Item 3.	Defaults Upon Senior Securities.

        Not applicable.


Item 4.	Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Stockholders of the Company was held on May 21, 1998. The stockholders voted on the following matters: (1) an amendment to the Company's Certificate of Incorporation to increase the authorized shares of Common Stock from 20,000,000 shares to 40,000,000; (2) the election of nine directors of the Company; (3) the ratification of the adoption of the 1998 Incentive Stock Option Plan; and (4) the appointment of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as the independent public accountants of the Company for the fiscal year ending December 31, 1998.

        The results of the voting for the approval of the increase in the number of authorized shares of Common Stock was as follows:


             For          Against         Abstain      Broker Non-votes
          2,646,791       888,739         19,145         1,533,650

        The results of the voting for the election of directors was as follows:

Name of Nominee                 For         Withheld        Abstain
---------------              ---------      --------        -------
C. Jack Bean                 4,971,606       34,257         82,462
William B. Byrd              4,971,666       34,197         82,462
Bobby W. Hackler             4,983,606       22,257         82,462
Joseph S. Hardin             4,937,566       68,297         82,462
G. M. Heinzelmann, III       4,983,544       22,319         82,462
Margaret E. Holland          4,983,666       22,197         82,462
Michael L. Milam             4,983,666       22,197         82,462
Garrett Morris               4,937,566       68,297         82,462
Cullen W. Turner             4,983,666       22,197         82,462

        The results of the voting for the ratification of the adoption of the 1998 Incentive Stock Option Plan were as follows:


               For           Against       Abstain    Broker Non-votes
            2,474,831       1,056,519       23,325       1,533,650

        The results of the voting for the appointment of PricewaterhouseCoopers LLP were as follows:


               For           Against       Abstain    Broker Non-votes
            5,068,838         9,937         9,550              0

        The Amendment to the Company's Certificate of Incorporation was not approved; all other proposals were approved by the vote of the stockholders.

                                      -25-
PAGE

Item 5.	Other Information.

        Not applicable.


Item 6.	Exhibits and Reports on Form 8-K.

        (a)  Exhibits

                27 Financial Data Schedule *
--------------------

         *  Filed herewith.

        (b)  Reports on Form 8-K

        On April 9, 1998 the Company filed a Current Report on Form 8-K to report that effective April 1, 1998 the Company acquired TexStar National Bank, a national banking association located in Universal City, Texas with branches in Converse, New Braunfels, San Antonio and Schertz, Texas. The main office and branches of TexStar are being operated as branches of Surety Bank.

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

        On May 20, 1998 the Company filed a Current Report on Form 8-K/A (Amendment No. 2) to make certain revisions to the financial statements filed with the Current Report on Form 8-K/A
        (Amendment No. 1) on May 19, 1998.

        On June 2, 1998 the Company filed a Current Report on Form 8-K to report that at the Company's annual meeting of stockholders held on May 21, 1998 C. Jack Bean announced that he will retire as Chairman of the Board and Chief Executive Officer of the Company and as Chairman of the Board of the Company's subsidiary, Surety Bank, National Association ("Surety Bank"), effective as of August 31, 1998. Bobby W. Hackler has been named to succeed Mr. Bean as Chairman of the Board and Chief Executive Officer of the Company and as Chairman of the Board of Surety Bank, effective upon Mr. Bean's retirement. Mr. Hackler will continue to serve as the President and Chief Executive Officer of Surety Bank, and as a director of both the Company and Surety Bank.

        On July 27, 1998 the Company filed a Current Report on Form 8-K to report that on July 13, 1998 Surety Bank entered into a Branch Purchase and Assumption Agreement with Commercial Bank of Texas, National Association, Nacogdoches, Texas, to sell to Commercial Bank the Bank's four east Texas branches located in Lufkin, Kennard, Wells and Chester.

                                      -26-
PAGE

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 19, 1998                        SURETY CAPITAL CORPORATION

                                                By:  /s/ Bobby W. Hackler
                                                     --------------------
                                                     Bobby W. Hackler
                                                     Vice Chairman of the
                                                     Board


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