Form 10-Q
period 1998-09-30
SURETY CAPITAL CORP /DE/
filed 1998-11-17
CIK 784932

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q


Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

[_] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to
     ______________.

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

Yes   x    No____
    -----


Common stock outstanding on November 3, 1998, 5,760,235 shares.

                          SURETY CAPITAL CORPORATION

                                     INDEX

PART I - FINANCIAL INFORMATION                                                       Page No.
------------------------------                                                       --------
Item 1.   Financial Statements
------

          Consolidated Balance Sheets at September 30, 1998 and
          December 31, 1997                                                               3

          Consolidated Statements of Operations for the Nine Months Ended
          September 30, 1998 and 1997                                                     4

          Consolidated Statements of Operations for the Three Months Ended
          September 30, 1998 and 1997                                                     5

          Statement of Comprehensive (Loss) Income for the Nine Months Ended
          September 30, 1998 and 1997 and for the Three Months Ended                      6
          September 30, 1998 and 1997

          Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1998 and 1997                                                     7

          Notes to Consolidated Financial Statements                                      9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
-------
          Operations                                                                     14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     24
-------

PART II.  -  OTHER INFORMATION
------------------------------

Item 1.   Legal Proceedings                                                              25
-------

Item 2.   Changes in Securities and Use of Proceeds                                      25
-------

Item 3.   Defaults Upon Senior Securities                                                26
-------

Item 4.   Submission of Matters to a Vote of Security Holders                            26
-------

Item 5.   Other Information                                                              26
-------

Item 6.   Exhibits and Reports on Form 8-K                                               26
-------

                          SURETY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                                                                 September 30,     December 31,
                                                                                     1998              1997
                                                                               --------------    --------------
Assets:
   Cash and due from banks                                                       $  9,054,812      $  6,204,177
   Federal funds sold                                                              50,497,554        22,257,266
   Interest bearing deposits in financial institutions                                 94,939            94,939
   Investment securities:  Available-for-sale                                      32,170,862        28,785,162

   Loans                                                                          122,271,612       100,846,310
   Less:  Unearned interest                                                        (1,870,261)       (2,212,391)
          Allowance for credit losses                                              (1,424,611)         (950,809)
                                                                               --------------    --------------
   Net loans                                                                      118,976,740        97,683,110

   Medical claims receivables, net                                                    680,505         3,073,155

   Premises and equipment, net                                                      7,534,164         3,760,550
   Accrued interest receivable                                                      1,176,553           908,487
   Other real estate and repossessed assets                                           739,343           158,271
   Deferred tax asset                                                               1,875,789         1,622,394
   Other assets                                                                     1,849,952         2,381,887
   Excess of cost over fair value of net assets acquired, net of accumulated amortization of $2,884,344 and $2,377,636 at
    September 30, 1998 and December 31, 1997, respectively                          9,697,493         4,722,220
                                                                               --------------    --------------
      Total assets                                                               $234,348,706      $171,651,618
                                                                               ==============    ==============

Liabilities and shareholders' equity:
   Demand deposits                                                               $ 37,268,448      $ 22,185,320
   Savings, NOW and money markets                                                  61,510,203        44,477,424
   Time deposits, $100,000 and over                                                35,004,547        23,492,179
   Other time deposits                                                             79,589,139        64,386,569
                                                                               --------------    --------------
      Total deposits                                                              213,372,337       154,541,492

   Accrued interest payable and other                                                 987,243         1,232,793
   liabilities
   Convertible subordinated debt                                                    4,350,000
                                                                               --------------    --------------
      Total liabilities                                                           218,709,580       155,774,285
                                                                               --------------    --------------

Shareholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares  authorized,                           -                 -
    none issued at September 30, 1998 and December 31, 1997
   Common stock, $.01 par value, 20,000,000 shares authorized,
    5,840,071 and 5,790,171 shares issued at September 30, 1998 and
    December 31, 1997, respectively, and 5,760,235 and 5,755,882
   outstanding at September 30, 1998 and December 31, 1997, respectively               58,401            57,902
   Additional paid-in capital                                                      17,093,786        16,867,777
   Accumulated deficit                                                             (1,326,261)       (1,024,435)
   Stock rights issuable                                                               57,902            57,902
   Treasury stock, 79,836 and 34,289 shares at September 30, 1998 and
    at December 31, 1997 carried at cost                                             (375,443)         (172,828)
   Accumulated other comprehensive income, net of tax                                 130,741            91,015
                                                                               --------------    --------------
    Total shareholders' equity                                                     15,639,126        15,877,333
                                                                               --------------    --------------
    Total liabilities and shareholders' equity                                   $234,348,706      $171,651,618
                                                                               ==============    ==============

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             for the nine months ended September 30, 1998 and 1997
                                  (unaudited)

                                                                                                    Nine Months Ended
                                                                                         September 30,             September 30,
                                                                                             1998                      1997
                                                                                    --------------------      ---------------------
Interest income:
   Commercial and real estate loans                                                          $ 5,405,832                $ 3,717,187
   Consumer loans                                                                                750,511                  3,472,758
   Insurance premium financing                                                                 2,463,288                  1,713,678
   Medical claims receivable factoring                                                         1,457,520                    968,832
   Federal funds sold                                                                          1,407,009                    323,455
   Investment securities:
      Taxable                                                                                  1,471,938                  1,561,055
      Tax-exempt                                                                                 152,682                    237,685
   Interest bearing deposits                                                                       4,373                     12,763
                                                                                    --------------------      ---------------------
         Total interest income                                                                13,113,153                 12,007,413
                                                                                    --------------------      ---------------------

Interest expense:
   Savings, NOW and money market                                                               1,062,856                    937,393
   Time deposits, $100,000 and over                                                            1,349,675                    839,902
   Other time deposits                                                                         2,923,568                  2,512,759
   Convertible subordinated debt                                                                 191,949                          -
                                                                                    --------------------      ---------------------
         Total interest expense                                                                5,528,048                  4,290,054
                                                                                    --------------------      ---------------------
             Net interest income before
                 provision for credit losses                                                   7,585,105                  7,717,359
                                                                                    --------------------      ---------------------

Provision for credit losses on loans                                                           1,611,875                     40,000
Net provision for medical claims receivables losses                                               26,244                    255,000
                                                                                    --------------------      ---------------------
         Net interest income                                                                   5,946,986                  7,422,359
                                                                                    --------------------      ---------------------
Noninterest income                                                                             1,953,425                  1,764,705
                                                                                    --------------------      ---------------------

Noninterest expense:
   Salaries and employee benefits                                                              4,206,919                  3,392,296
   Occupancy and equipment                                                                     1,467,719                  1,123,513
   General and administrative                                                                  2,735,872                  2,265,249
                                                                                    --------------------      ---------------------
         Total noninterest expense                                                             8,410,510                  6,781,058
                                                                                    --------------------      ---------------------

             (Loss) income before income taxes                                                  (510,099)                 2,406,006

Income tax (benefit) expense                                                                    (208,273)                   874,917
                                                                                    --------------------      ---------------------
        Net (loss) income                                                                    $  (301,826)               $ 1,531,089
                                                                                    ====================      =====================
Basic (loss) earnings per share of common stock                                                   $(0.05)                     $0.27
                                                                                    ====================      =====================
Weighted average shares outstanding                                                            5,759,338                  5,751,212
                                                                                    ====================      =====================
Diluted (loss) earnings per share of common stock                                                 $(0.05)                     $0.26
                                                                                    ====================      =====================
Weighted average shares outstanding
   And common stock equivalents                                                                5,759,338                  5,875,071
                                                                                    ====================      =====================

                  The accompanying notes are an integral part
                   of the consolidated financial statements

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            for the three months ended September 30, 1998 and 1997
                                  (unaudited)

                                                                    Three Months Ended
                                                              September 30,        September 30,
                                                                  1998                  1997
                                                            ---------------       --------------
Interest income:
   Commercial and real estate loans                             $2,131,854           $1,257,910
   Consumer loans                                                  148,278            1,167,596
   Insurance premium financing                                     528,026              514,403
   Medical claims receivable factoring                             633,799              312,418
   Federal funds sold                                              607,655               63,481
   Investment securities:
      Taxable                                                      525,414              430,965
      Tax-exempt                                                    24,355               79,180
   Interest bearing deposits                                         1,470                1,544
                                                                ----------           ----------
          Total interest income                                  4,600,851            3,827,497
                                                                ----------           ----------
Interest expense:
   Savings, NOW and money market                                   365,996              282,380
   Time deposits, $100,000 and over                                513,679              300,645
   Other time deposits                                           1,024,314              856,708
   Convertible subordinated debt                                    91,695
                                                                ----------           ----------
          Total interest expense                                 1,995,684            1,439,733
                                                                ----------           ----------
              Net interest income before
                 provision for credit losses                     2,605,167            2,387,764
                                                                ----------           ----------

Provision for credit losses on loans                               (13,904)               5,000
Net provision for medical claims receivables losses                 13,904              140,000
                                                                ----------           ----------
          Net interest income                                    2,605,167            2,242,764
                                                                ----------           ----------
 Noninterest income                                                734,185              642,930
                                                                ----------           ----------
Noninterest expense:
   Salaries and employee benefits                                1,515,663              974,048
   Occupancy and equipment                                         521,999              389,769
   General and administrative                                    1,104,296              724,199
                                                                ----------           ----------

         Total noninterest expense                               3,141,958            2,088,016
                                                                ----------           ----------

             Income before income taxes                            197,394              797,678

Income tax expense                                                  46,889              277,304
                                                                ----------           ----------

        Net income                                              $  150,505           $  520,374
                                                                ==========           ==========

Basic earnings per share of common stock                        $     0.03           $     0.09
                                                                ==========           ==========
Weighted average shares outstanding                              5,759,338            5,751,882
                                                                ==========           ==========

Diluted earnings per share of common stock                      $     0.03           $     0.09
                                                                ==========           ==========
Weighted average shares outstanding
   And common stock equivalents                                  5,759,338            5,875,741
                                                                ==========           ==========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                   STATEMENT OF COMPREHENSIVE (LOSS) INCOME
             for the nine months ended September 30, 1998 and 1997
                                  (unaudited)


                                                                                       Nine Months Ended
                                                                             September 30,          September 30,
                                                                                 1998                   1997
                                                                             -------------          -------------
Net (loss) income                                                               $ (301,826)           $ 1,531,089

Other comprehensive (loss) income, net of income tax

   Unrealized holding gains on available-for-sale securities                        39,726                 44,717
                                                                                ----------            -----------

Comprehensive (loss) income                                                     $ (262,100)           $ 1,575,806
                                                                                ==========            ===========


Disclosure of reclassification amount:

  Net unrealized holding gains arising during period                            $   74,075            $    55,096
  Reclassification adjustment for net losses included in net (loss) income,
            net of income tax                                                      (34,349)               (10,379)
                                                                                ----------            -----------
  Net unrealized gains on available-for-sale securities                         $   39,726            $    44,717
                                                                                ==========            ===========



                          SURETY CAPITAL CORPORATION
                       STATEMENT OF COMPREHENSIVE INCOME
            for the three months ended September 30, 1998 and 1997
                                  (unaudited)

                                                                                     Three Months Ended
                                                                            September 30,            September 30,
                                                                                1998                    1997
                                                                            --------------        ---------------
Net income                                                                     $   150,505            $   520,374

Other comprehensive (loss) income, net of income tax

   Unrealized holding gains (losses) on available-for-sale securities              109,281                (35,200)
                                                                               -----------            -----------

Comprehensive income                                                           $   259,786            $   485,174
                                                                               ===========            ===========


Disclosure of reclassification amount:

  Net unrealized holding (losses) gains arising during period                  $   109,281            $    52,222
  Reclassification adjustment for net (losses) gains included in net income,
            net of income tax                                                            -                (17,022)
                                                                               -----------            -----------
  Net unrealized gains (losses) on available-for-sale securities               $   109,281            $   (35,200)
                                                                               ===========            ===========

                 The accompanying notes are an Integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (unaudited)


                                                                                            September 30,
                                                                       ------------------------------------------------
                                                                                   1998                      1997
                                                                       ----------------------      --------------------
Cash flows from operating activities:
   Net (loss) income                                                    $   (301,826)                $  1,531,089
   Adjustments to reconcile net income to net
       cash provided by operating activities:
           Net provision for losses                                        1,638,119                      295,000
           Depreciation                                                      509,319                      510,022
           Amortization of intangible assets                                 333,738                      390,428
           Gain (loss) on sale of available-for-sale securities               53,670                      (10,379)
           Gain (loss) on sale or disposal  of assets                         11,371                     (110,888)
           Changes in assets and liabilities:
              Unearned interest on loans                                    (342,130)                     (35,850)
              Other assets                                                  (179,858)                     239,399
              Accrued interest payable and other liabilities                (953,768)                    (450,385)
                                                                        ------------                 ------------

                    Net cash provided by operating activities                768,635                    2,358,436
                                                                        ------------                 ------------

Cash flows from investing activities:
   Net increase (decrease) in loans                                       11,131,734                   (9,101,888)
   Payments received on purchased medical claims receivables              11,376,579                   14,899,958
   Purchases of medical claims receivables                                (9,010,173)                 (18,753,754)
   Purchases of available-for-sale securities                            (18,878,609)                  (5,973,016)
   Proceeds from sales of available-for-sale securities                    4,256,197                    2,948,507
   Proceeds from maturities of available-for-sale securities              30,386,822                    4,951,170
   Proceeds from maturities of held-to-maturity securities                         -                    4,185,158
   Proceeds from maturities of interest bearing deposits in
      Financial institutions                                                       -                       95,842
   Purchases of bank premises and equipment                                 (497,196)                    (362,352)
   Proceeds from sale of bank premises and equipment                               -                      119,780
   Proceeds from sale of other real estate and repossessed assets            289,750                      613,539
   Net cash acquired in acquisition                                        2,931,315
                                                                        ------------                 ------------

            Net cash provided by (used in) investing activities           31,986,419                   (6,377,056)
                                                                        ------------                 ------------

Cash flows from financing activities:
   Net decrease in deposits                                               (5,930,795)                    (691,022)
   Issuance of subordinated debt                                           4,242,771                            -
   Purchase of treasury stock                                               (202,615)                     (98,289)
   Exercise of stock options                                                 226,508                       98,289
                                                                        ------------                 ------------

            Net cash used in financing activities                         (1,664,131)                    (691,022)
                                                                        ------------                 ------------

Net increase (decrease) in cash and cash equivalents                      31,090,923                   (4,709,642)

Beginning cash and cash equivalents                                       28,461,443                   22,866,457
                                                                        ------------                 ------------

Ending cash and cash equivalents                                        $ 59,552,366                 $ 18,156,815
                                                                        ============                 ============

                  The accompanying notes are an Integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (unaudited)


                                                                                       September 30,
                                                                       --------------------------------------------
                                                                                1998                     1997
                                                                       --------------------      ------------------
Supplemental schedule of noncash investing and financing
      activities:
   Transfers of repossessed collateral to other assets                         $    147,393                $750,739
   Additions to loans to facilitate the sale of other real estate
      and other assets                                                         $      3,225                $344,907
   Adjustments to other assets subsequent to acquisition                                  -                $141,955

Net cash acquired through acquisitions:
   Investment securities                                                       $ 19,141,707
   Net loans                                                                     33,839,277
   Premises and equipment, net                                                    3,785,737
   Other assets                                                                     910,488
   Excess of cost over fair value of net assets acquired                          4,838,987
   Deposits                                                                     (64,761,640)
   Other liabilities                                                               (685,871)
                                                                       --------------------

Net cash acquired in acquisition                                               $ (2,931,315)
                                                                       ====================

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation:
     ---------------------

     Surety Capital Corporation (the "Company") is a publicly-traded bank holding company located in Hurst, Texas. The Company owns all of the issued and outstanding capital stock of Surety Bank, National Association ("Surety Bank"), a national banking association with full service offices located in Lufkin, Hurst, Chester, Wells, Kennard, Whitesboro, Waxahachie, Midlothian, Universal City, Converse, New Braunfels, San Antonio, and Schertz, Texas. See "Note 6. Subsequent Events" regarding the sale of the Chester, Kennard, Lufkin and Wells branches. Surety Bank engages in general commercial and consumer banking and concentrates its lending activities in the area of insurance premium financing. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations and its cash flows for the indicated periods, have been included. The results of operations for such interim period are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

2.   Acquisition:
     -----------

     TexStar National Bank, Universal City, Texas

     On April 1, 1998, the Company completed the acquisition of TexStar National Bank, Universal City, Texas ("TexStar"), through the merger of TexStar into Surety Bank. With the completion of this acquisition, Surety Bank increased its asset size by approximately 40%. As of April 1, 1998, TexStar had total assets of $70,335,000, and Surety Bank's total assets as of the same date were $177,871,000. The acquisition has been accounted for as a purchase in the accompanying consolidated financial statements. The assets and liabilities of TexStar have been recorded at their fair values as of April 1, 1998. The resulting goodwill is being amortized over 15 years on a straight line basis.

     The consolidated results of operations include the operations of TexStar subsequent to April 1, 1998. The unaudited pro forma information for the nine months ended September 30, 1998 and September 30, 1997, presented below, reflect the acquisition of TexStar as if it had been acquired as of January 1, 1997. Pro forma adjustments consisting of a provision for income taxes and interest expense have been made to properly reflect the unaudited pro forma information.


                                       Nine Months Ended   Nine Months Ended
                                      September 30, 1998   September 30, 1997
                                      -------------------  ------------------
       Interest income                       $14,314,135          $15,881,805
       Net (loss) income                      (1,133,684)           1,925,771
       Net (loss) income per share
        of common stock                           ($0.20)         $      0.33

3.   Loans, net:
     ----------

     At September 30, 1998 and December 31, 1997 the loan portfolio was composed of the following:

                                                              September 30,                December 31,
                                                                   1998                        1997
                                                         ---------------------        --------------------
          Insurance premium financing                             $ 33,493,016                $ 40,373,695
          Installment loans                                          8,894,323                  10,632,451
          Commercial loans                                          29,951,905                  23,171,566
          Real estate loans                                         49,932,368                  26,668,598
                                                         ---------------------        --------------------

          Total gross loans                                        122,271,612                 100,846,310

          Unearned interest                                         (1,870,261)                 (2,212,391)
          Allowance for credit losses                               (1,424,611)                   (950,809)
                                                         ---------------------        --------------------

          Loans, net                                              $118,976,740                $ 97,683,110
                                                         =====================        ====================

     Loans on which the accrual of interest has been discontinued amounted to approximately $870,000 and $92,000 at September 30, 1998 and December 31, 1997, respectively.

     Activity in the allowance for credit losses is as follows:

                                     Nine                      Three                     Nine                      Three
                                    Months                    Months                    Months                    Months
                                     Ended                     Ended                     Ended                     Ended
                              September 30, 1998        September 30, 1998        September 30, 1997        September 30, 1997
                            --------------------      --------------------      --------------------      --------------------
Beginning balance                    $   950,809                $1,474,720                $1,067,041                $1,003,978
Provision for credit losses            1,611,875                   (13,904)                   40,000                     5,000
Bank acquisition                         820,625
Loans charged off, net of
   Recoveries                         (1,958,698)                  (36,205)                 (178,478)                  (80,415)
                            --------------------      --------------------      --------------------      --------------------

Ending balance                       $ 1,424,611                $1,424,611                $  928,563                $  928,563
                            ====================      ====================      ====================      ====================

4.   Medical Claims Receivables:
     --------------------------

     At September 30, 1998 and December 31, 1997, the medical claims receivables portfolio was composed of the following:

                                                              September 30,                December 31,
                                                                  1998                         1997
                                                        ----------------------        --------------------
          Medical claims receivables                                  $753,718                 $ 8,079,524

          Unearned interest                                            (10,788)                   (698,484)

          Allowance for medical claims
             receivables losses                                        (62,425)                 (4,307,885)
                                                        ----------------------        --------------------

          Medical claims receivables, net                             $680,505                 $ 3,073,155
                                                        ======================        ====================

     Activity in the allowance for medical claims receivables losses is as follows:

                                     Nine                      Three                     Nine                     Three
                                    Months                    Months                    Months                    Months
                                     Ended                     Ended                     Ended                    Ended
                              September 30, 1998        September 30, 1998        September 30, 1997        September 30, 1997
                            --------------------      --------------------      --------------------      --------------------
Beginning balance                    $ 4,307,885                   $58,280                  $217,734                  $296,589
Provision for credit losses              712,644                    13,904                   255,000                   140,000
Unearned interest
   Charged off                          (686,400)
Net provision for
                            --------------------      --------------------
   Credit losses                          26,244                    13,904
Receivables charged off,
   Net of recoveries                  (4,271,704)                   (9,759)                  (34,635)                    1,510
                            --------------------      --------------------      --------------------      --------------------

Ending balance                       $    62,425                   $62,425                  $438,099                  $438,099
                            ====================      ====================      ====================      ====================

5.   Convertible Subordinated Debt:
     -----------------------------

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

5.   Convertible Subordinated Debt continued:
     -----------------------------

     The payment of the principal of $4,350,000, premium, if any, and interest on the Notes are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorg anization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the Notes, together with any accrued and unpaid interest, to be immediately due and payable. The Notes do not otherwise provide for any right of acceleration of the payment of principal thereof.

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

       If Redeemed During             Percentage of            If Redeemed During             Percentage of
         12 Months Ended                Principal               12 Months Ended                 Principal
            March 31,                    Amount                     March 31,                    Amount
     -----------------------     -----------------------     -----------------------     -----------------------
              1999                        109%                        2004                        104%
              2000                        108%                        2005                        103%
              2001                        107%                        2006                        102%
              2002                        106%                        2007                        101%
              2003                        105%                        2008                        100%


6.   Subsequent Events:
     ------------------

     SALE OF LUFKIN BRANCHES

     Surety Bank completed the sale to Commercial Bank of Texas, National Association, Nacogdoches, Texas ("Commercial Bank"), of its four Lufkin-area branches located in Chester, Kennard, Lufkin and Wells, Texas (the "Branches") effective as of the close of business on October 16, 1998. Following the sale, Surety Bank continues to operate nine full service branches in Texas.

     In connection with the closing Surety Bank sold loans totaling approximately $10,978,000, real property, furniture and equipment totaling approximately $604,000, and cash and other assets totaling approximately $1,028,000, and Commercial Bank assumed deposits and other liabilities totaling approximately $56,935,000. After giving effect to a deposit premium of 3% on the deposits assumed totaling approximately $1,703,000, Surety Bank paid approximately $42,617,000 in cash to Commercial Bank as consideration for the net deposit liabilities assumed by Commercial Bank.

     -----------------

     With the completion of this sale, Surety Bank has decreased its asset base by approximately 23.7%. As of the closing date, Surety Bank had total assets of approximately $179,881,000, total deposits of approximately $157,661,000, and total stockholders' equity of approximately $20,178,000.

     PENDING FORMAL AGREEMENT WITH OCC

     In connection with the recent examination of Surety Bank by the OCC, the OCC has presented to the Board of Directors of Surety Bank a draft of a formal written agreement to be executed by each member of the Board of Directors (the "draft of the Formal Agreement") pursuant to which Surety Bank is required to achieve certain capital levels and adopt and implement certain plans, policies and strategies. See discussion under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources: Formal Agreement with the OCC" of this Report.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------    ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

GENERAL

The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company owns all of the issued and outstanding shares of capital stock of Surety Bank.

The information presented below reflects the lending and related funding business of the Company:

                                             Nine Months              Nine Months
                                                 Ended                    Ended
                                              September 30,            September 30,
                                                  1998                     1997
                                          --------------------     --------------------
     INSURANCE PREMIUM FINANCING:

          Average balance outstanding           $ 39,482,110             $ 45,009,669
          Average yield                                  8.3%                    11.0%
          Interest income                       $  2,463,288             $  3,717,187

     CONSUMER, COMMERCIAL AND REAL
     ESTATE FINANCING:

          Average balance outstanding           $ 79,620,206             $ 58,794,258
          Average yield                                 10.3%                    10.1%
          Interest income                       $  6,156,343             $  4,441,590

     MEDICAL CLAIMS RECEIVABLES:

          Average balance outstanding           $  4,554,559             $  8,764,772
          Average yield                                 42.7%                    26.0%
          Interest income                       $  1,457,520             $  1,713,678

     COST OF FUNDS:

          Average balance outstanding/(1)/      $199,435,970             $154,999,987
          Average interest rate                          3.7%                     3.7%
          Interest expense/(1)/                 $  5,528,048             $  4,290,054

     AVERAGE MONTHLY AMOUNTS:

          Total interest income                 $  1,457,017             $  1,334,157
          Total interest expense                $    614,228             $    476,673
          Provision for credit losses           $    179,097             $      4,444
          Provision for medical claims
           receivables losses                   $      2,916             $     28,333
          Noninterest income                    $    217,047             $    196,078
          Noninterest expense                   $    934,501             $    753,451

Note: Average balances are computed using daily balances throughout each period.
      The average yields are gross yields and do not include provisions for credit losses.

/(1)/ Includes $2,900,000 and $0 of borrowings and $191,949 and $0 of interest expense on short-term borrowings for the nine months ended September 30, 1998 and 1997, respectively.

                             AVERAGE BALANCE SHEET

                                                         Nine Months Ended September 30, 1998
                                                   -------------------------------------------------
                                                           Average        Interest     Average
                                                           Balance     Income/Expense    Rate
                                                           -------     --------------  --------
ASSETS:

  Interest earnings assets:
   U.S. Treasury and agency securities and
     due from time/(1)/                                 $ 33,814,231      $ 1,628,993      6.4%
   Federal funds sold                                     34,841,783        1,407,009      5.4%
   Loans/(2)//(3)/                                       119,102,316        8,619,631      9.7%
   Medical claims receivables                              4,554,559        1,457,520     42.7%
   Allowance for credit losses and factoring              (4,090,560)             N/A      N/A
                                                        ------------      -----------  -------

      Total interest earning assets                      188,222,329      $13,113,153      9.3%
                                                        ------------      ===========  =======

  Cash and due from banks                                  8,728,742
  Premises and equipment                                   5,951,259
  Accrued interest receivable                              1,043,215
  Other assets                                            12,485,153
                                                        ------------

      Total assets                                      $216,430,698
                                                        ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Interest bearing liabilities:
   Interest bearing demand deposits                     $ 46,440,196       $  882,669      2.5%
   Savings deposits                                        9,808,707          180,187      2.5%
   Time deposits                                         108,475,169        4,273,243      5.3%
   Notes payable                                           2,900,000          191,949      8.8%
                                                        ------------      -----------  -------

      Total interest bearing liabilities                 167,624,072        5,528,048      4.4%
                                                        ------------      -----------  -------

       Net interest income                                                 $7,585,105
                                                                          ===========

Net interest spread                                                                        4.9%
                                                                                       -------

Net interest income to average earning assets                                              5.4%
                                                                                       =======

Noninterest bearing deposits                              31,811,898
Accrued interest payable and other liabilities               997,567
                                                        ------------

      Total liabilities                                  200,433,537

Shareholders' equity                                      15,997,161
                                                        ------------

       Total liabilities and shareholders' equity       $216,430,698
                                                        ============

/(1)/ Interest income on the tax-exempt securities does not reflect the tax equivalent yield.
/(2)/ Loans on nonaccrual status have been included in the computation of average balances.
/(3)/ The interest income on loans does not include loan fees. Loan fees are immaterial and are included in noninterest income.

Nine Months Ended September 30, 1998 Versus Nine Months Ended September 30,
---------------------------------------------------------------------------
1997.
-----

The Company and its wholly-owned subsidiary, Surety Bank, recorded a net loss of $(301,826) or a net loss per basic common share of $(0.05) for the nine months ended September 30, 1998, compared with earnings of $1,531,089 ($0.27 per basic common share) for the nine months ended September 30, 1997. The reported loss for the nine months ended September 30, 1998 was primarily the result of an additional provision for credit losses and a net provision for factoring losses totaling $1,638,119. These provisions were necessary as a result of factoring receivables charge-offs of approximately $1,733,000 and insurance premium finance loan charge-offs of approximately $526,000 recommended by the Office of the Comptroller of the Currency ("OCC") in connection with a recent examination of Surety Bank by the OCC, as more fully discussed below.

The yields earned by the Company on its consumer, commercial and real estate loan portfolio during the nine months ended September 30, 1998 and 1997 increased 0.02% to 10.3% from 10.1%, respectively. The yields earned by the Company on its insurance premium finance loans during the nine months ended September 30, 1998 and 1997 decreased 2.7% to 8.3% from 11.0%. The decrease in yield on the insurance premium finance loans is attributed to the reversal of interest income recognized on insurance premium finance loans which were placed on non-accrual status (the gross amount of insurance premium finance loans placed on non-accrual status at September 30, 1998 was $553,753) along with a decline in the average balance of insurance premium finance loans outstanding for the nine months ended September 30, 1998 and 1997 in the amount of $5,527,559 to $39,482,110 from $45,009,669. The average cost of funds for the Company for the same periods was unchanged at 3.7%. The average balance of loans outstanding increased 9.9% and was $123,656,875 and $112,568,699 for the nine months ended September 30, 1998 and 1997, respectively. The increase in loans outstanding is attributed to the acquisition of TexStar on April 1, 1998. The loan-to-deposit ratio as of September 30, 1998 and 1997 was 56.4% and 67.2%, respectively.

Total interest income increased 9.2% to $13,113,153 from $12,007,413, for the nine months ended September 30, 1998 and 1997, respectively, while total interest expense increased 28.9% to $5,528,048 from $4,290,054, for the nine months ended September 30, 1998 and 1997, respectively, resulting in a 1.7% decrease in net interest income before provision for credit losses to $7,585,105 from $7,717,359 for these same periods. The increase in interest expense for the nine months ended September 30, 1998 as compared to the same period in 1997 in the amount of $1,237,994 is attributed to the additional deposits acquired in the acquisition of TexStar and the interest expense incurred on the subordinated debt of the Company. The Company's loan growth for the nine months ended September 30, 1998 was concentrated within the real estate loan portfolio and the commercial loan portfolio. Real estate lending increased by 87.2% to $49,932,368 from $26,668,598, commercial lending increased by 29.3% to $29,951,905 from $23,171,566, consumer lending decreased by 16.3% to $8,894,323 from $10,632,451, and insurance premium financing decreased by 17.0% to $33,493,016 from $40,373,695. The overall net growth in the loan portfolio is attributed to the acquisition of TexStar. The average volume of consumer, commercial, and real estate lending increased 35.4%, with an increase in the average yields on those loans from 10.1% to 10.3%. The 12.3% decrease in the average volume of insurance premium financing loans was accompanied by a yield of 8.3% and 11.0% on those loans for the nine months ended September 30, 1998 and 1997, respectively. The average balance of interest bearing deposits increased 26.3%, while the average rate paid was 4.4% and 4.3% for the nine months ended September 30, 1998 and 1997, respectively.

The Company recorded a $1,611,875 provision for credit losses on loans during the nine months ended September 30, 1998 compared to a $40,000 provision for loan losses during the nine months ended September 30, 1997. The substantial increase in provisions for the nine months ended September 30, 1998 was a result of a decision by the Company's management to accept recommendations made by the OCC in connection with its recent examination of Surety Bank. The loan charge-offs net of recoveries for the nine months ended September 30, 1998 were $1,958,698. The loan charge-offs were primarily the result of insurance premium finance loans generated by Surety Bank's southeastern United States insurance premium finance operation, headquartered in Atlanta, Georgia. Due to significantly higher rates of cancellations and several problem insurance agency and insurance company relationships, the Bank's past dues and problem loans originated from that market had increased significantly in recent months. The Bank charged-off insurance premium finance loans net of recoveries in the amount of $1,874,231 for the nine months ended September 30, 1998. The Atlanta office has been closed and, with exception of a few good relationships, loan production from that market has been terminated. Management will continue to actively and aggressively attempt to collect these charged-off loans. Surety Bank's traditional Texas insurance premium finance portfolio continues to perform well. Management believes that all known losses in the portfolio have been recognized.

The Company recorded a net $26,244 provision for medical claims factoring losses during the nine months ended September 30, 1998 compared to a $255,000 provision for medical claims factoring losses during the nine months ended September 30, 1997. The increase in provisions for the nine months ended September 30, 1998 was a result of a decision by the Company's management to accept recommendations made by the OCC in connection with its recent examination of Surety Bank. The medical claims factoring charge-offs net of recoveries for the nine months ended September 30, 1998 were $4,271,704. The medical claims factored receivables charged off during the nine months ended September 30, 1998 were originated before December 31, 1997. The OCC recommended that due to the slower than expected collection pace of these factoring receivables, the receivables should be charged-off in their entirety and collection should be reflected as recoveries. The current balance of medical claims factored receivables net of unearned interest and allowance is at $680,505 as of September 30, 1998 and is not expected to increase. Management is currently evaluating exit strategy options for the medical claims factoring division of Surety Bank. Management will continue to actively pursue the collection of these charged-off receivables. Management believes that all known losses in the portfolio have been recognized.

The Company's noninterest income increased 10.7% to $1,953,425 from $1,764,705 for the nine months ended September 30, 1998 and 1997, respectively. This increase compares to an increase in average noninterest bearing deposits of 42.5% to $31,811,898 from $22,317,694 for these same periods. Noninterest income is generated primarily from fees associated with noninterest and interest bearing accounts along with fees charged on insurance premium finance loans.

Noninterest expense increased 24.0%, primarily the result of a 24.0% increase in salaries and employee benefits, a 30.6% increase in occupancy and equipment expenses, and a 20.8% increase in general and administrative expenses. The increase in salaries and benefits was due primarily to additional staffing required by the acquisition of TexStar. Increases in occupancy and equipment expenses relate primarily to the operation of the five additional branches added through the TexStar acquisition.

Three Months Ended September 30, 1998 Versus Three Months Ended September 30,
-----------------------------------------------------------------------------
1997
----

The Company recorded net income of $150,505 or net earnings per basic common share of $0.03 for the three months ended September 30, 1998, compared with earnings of $520,374 ($0.09 per basic common share) for the three months ended September 30, 1997. Total interest income increased 20.2% to $4,600,851 from $3,827,497, while total interest expense increased 38.6% to $1,995,684 from $1,439,733, resulting in a 9.1% decrease in net interest income before provision for losses to $2,605,166 from $2,387,764.

The Company recorded no provision for credit losses or medical claims factoring losses during the nine months ended September 30, 1998 compared to a $145,000 provision for credit losses and medical claims factoring losses during the nine months ended September 30, 1997.

The Company's noninterest income increased 14.2% to $734,185 from $642,930 for the three months ended September 30, 1998 and 1997, respectively. Noninterest expense increased 50.5%, primarily the result of a 55.6% increase in salaries and employee benefits, a 33.9% increase in occupancy and equipment expenses, and a 52.5% increase in general and administrative expenses. The increase in salaries and benefits along with occupancy and equipment and general and administrative expenses were due primarily to additional staffing required by the acquisition of TexStar.

Allowance for Credit Losses

The Company recorded a $1,611,875 provision for credit losses on loans during the nine months ended September 30, 1998 compared to a $40,000 provision for loan losses during the nine months ended September 30, 1997. The substantial increase in provisions for the nine months ended September 30, 1998 was a result of a decision by the Company's management to accept recommendations made by the OCC in connection with its recent examination of Surety Bank. The loan charge-offs net of recoveries for the nine months ended September 30, 1998 were $1,958,698. The loan charge-offs were primarily the result of insurance premium finance loans generated by Surety Bank's southeastern United States insurance premium finance operation, headquartered in Atlanta, Georgia. Due to significantly higher rates of cancellations and several problem insurance agency and insurance company relationships, the Bank's past dues and problem loans originated from that market had increased significantly in recent months. The Bank charged-off insurance premium finance loans net of recoveries in the amount of $1,874,231 for the nine months ended September 30, 1998. The Atlanta office has been closed and, with exception of a few good relationships, loan production from that market has been terminated. Management will continue to actively and aggressively attempt to collect these charged-off loans. Surety Bank's traditional Texas insurance premium finance portfolio continues to perform well. Management believes that all known losses in the portfolio have been recognized.

The Company recorded a net $26,244 provision for medical claims factoring losses during the nine months ended September 30, 1998 compared to a $255,000 provision for medical claims factoring losses during the nine months ended September 30, 1997. The increase in provisions for the nine months ended Septem ber 30, 1998 was a result of a decision by the Company's management to accept recommendations made by the OCC in connection with its recent examination of Surety Bank. The medical claims factoring charge-offs net of recoveries for the nine months ended September 30, 1998 were $4,271,704. The medical claims factored receivables charged off during the nine months ended September 30, 1998 were originated before December 31, 1997. The OCC recommended that due to the slower than expected collection pace of these factoring receivables, the receivables should be charged-off in their entirety and collection should be reflected as recoveries. The current balance of medical claims factored receivables net of unearned interest and allowance is at $680,505 as of September 30, 1998 and is not expected to increase. Management is currently evaluating exit strategy options for the medical claims factoring division of Surety Bank. Management will continue to actively pursue the collection of these charged-off receivables. Management believes that all known losses in the portfolio have been recognized.

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

The ratio of the allowance for credit losses to total loans was 1.2% on September 30, 1998 as compared to 0.9% on December 31, 1997. The allowance for credit losses was $1,424,611 and $950,809 on Septem ber 30, 1998 and December 31, 1997, respectively. At September 30, 1998, nonaccrual loans were approximately $870,000, loans past due 90 days or greater and still accruing interest were $408,284, and total non-performing loans were approximately $1,278,000.

The allowance for medical claims receivables losses to total medical claims receivables was 8.4% at September 30, 1998 as compared to 58.4% on December 31, 1997. The allowance for medical claims receivables losses was $62,425 and $4,307,885 on September 30, 1998 and December 31, 1997, respectively.

Parent Company Only Results of Operations

The Company did not own Surety Bank prior to December 30, 1989. Since that time, the Company has served as a parent company to Surety Bank and has minimized its own separate business activities. For the nine months ended September 30, 1998, the Company had only nominal interest income of approximately $18,000, approximately $196,000 in interest expense on its subordinated debt and approximately $124,000 in noninterest expenses. The noninterest expenses, which increased 5.1% from the same period in the prior year, consisted primarily of legal and professional fees incurred in the operation of the Company and in the maintenance of the Company's public company status under applicable securities laws and regulations.

Current Trends and Uncertainties

Economic trends and other developments could adversely affect the Company's operations. Regulatory changes may increase the Company's cost of doing business or otherwise impact it adversely.

Liquidity

The Company's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At September 30, 1998, 16.8% of Surety Bank's interest bearing liabilities were in the form of time deposits of $100,000 and over. Although unlikely, if a large number of these time deposits matured at approximately the same time and were not renewed, Surety Bank's liquidity could be adversely affected. Currently, the maturities of Surety Bank's large time deposits are spread throughout the year, and Surety Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

Over the long term, the ability of the Company to meet its cash obligations, including interest payments on the Notes, will depend substantially on its receipt of dividends from Surety Bank, which are limited by banking statutes and regulations, and will be further limited by the draft of the Formal Agreement, when formally executed by the Board of Directors of Surety Bank.

Pursuant to 12 U.S.C. (S) 56 a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. As of September 30, 1998 Surety Bank had undivided profits of $28,298. Payment of dividends out of undivided profits is further limited by 12 U.S.C. (S) 60(a), which prohibits a national bank from declaring a dividend on its shares of common stock until its surplus equals its common capital, unless there has been transferred to surplus not less than 1/10th of the national bank's net income of the preceding half year in the case of quarterly or semi-annual dividends or not less than 1/10th of the national bank's net income of the preceding two consecutive half year periods in the case of annual dividends. The payment of dividends by Surety Bank is also subject to the provisions of 12 U.S.C. (S) 60(b), which provides that no dividend may be declared or paid without the prior approval of the OCC if the total of all dividends, including the proposed dividend, in any calendar year exceeds the total of Surety Bank's net income for that year combined with its retained net income (or loss) of the preceding two years. Surety Bank incurred an accumulated loss for fiscal years 1996 and 1997 and for the nine months ended September 30, 1998 in the amount of ($1,808,544).

The draft of the Formal Agreement prohibits the Board of Directors of Surety Bank from declaring or paying any dividends unless Surety Bank is (1) in compliance with 12 U.S.C. (S)(S) 56 and 60, its approved capital program provided for in the draft of the Formal Agreement, and the Tier I capital levels set forth in the draft of the Formal Agreement, and (2) has obtained, if required, the prior written approval of the OCC.

Surety Bank currently is precluded from declaring a dividend during this year until it has profits for the current year in excess of $1,712,220, and has satisfied the other requirements of the draft of the Formal Agreement, including receipt of approval for the declaration and payment of the dividend from the OCC, if required. No assurance can be given if and when Surety Bank will attain the requisite level of profitability required by 12 U.S.C. (S)(S) 56 and 60 to declare and pay a dividend and, even if such level of profitability is attained, whether or not the OCC will approve the declaration and payment thereof.

As of September 30, 1998 the Company had $465,309 in cash, which represents an amount sufficient to pay interest payments on the Notes through March 31, 1999. The Company may use such cash for debt service on the Notes and other expenses.

Capital Resources

Shareholders' equity at September 30, 1998 was $15,639,126 as compared to $15,877,333 at December 31, 1997. The Company had consolidated net loss of $(301,826) for the nine months ended September 30, 1998.

General Capital Requirements. Under the regulatory risk-based capital framework, Surety Bank is required to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half, or 4%, must be in the form of Tier 1 (core) capital. The remaining one-half, or 4%, may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of the loan loss allowances that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for Surety Bank was 7.5% and 8.6%, respectively, at September 30, 1998 and 9.92% and 11.28%, respectively, at December 31, 1997. In addition, Surety Bank is expected to maintain a Tier 1 capital to total assets ratio (Tier 1 leverage ratio) of at least 3%. Surety Bank is currently, and expects to continue to be, in compliance with these capital requirements.

OCC Mandated Capital Levels in Connection with TexStar Acquisition. In connection with the acquisition of TexStar by the Company through the merger of TexStar with Surety Bank (the "Merger"), the OCC conditionally approved the Merger, contingent upon (1) the Company contributing at least $4,000,000 in additional capital to Surety Bank, (2) Surety Bank maintaining certain OCC-mandated capital ratios in excess of the minimum "well-capitalized" capital ratios for the years ending December 31, 1998, 1999 and 2000, and (3) in the event of the failure of Surety Bank to maintain such minimum capital ratios, the Company initiating efforts to bring Surety Bank back into compliance with such minimum capital ratios (the "TexStar OCC Mandated Capital Levels"). At October 30, 1998, following the sale of the Branches, Surety Bank was well above the TexStar OCC Mandated Capital Levels and the Company believes that Surety Bank will continue to be well above the TexStar OCC Mandated Capital Levels for the years ending December 31, 1998, 1999 and 2000, absent the occurrence of unforeseeable events. No assurance, however, can be given that Surety Bank will maintain such TexStar OCC Mandated Capital Levels for the years ending December 31, 1998, 1999 and 2000. If Surety Bank fails to maintain such TexStar OCC Mandated Capital Levels for the years ending December 31, 1998, 1999 and 2000, the Company is required (1) to contribute additional capital to Surety Bank, which, if necessary, may be obtained by the Company through a traditional loan from a financial institution or through an offering of the Company's securities, or (2) to liquidate some of the assets of Surety Bank. Any loan obtained by the Company will rank senior to the Notes, and the issuance of additional securities by the Company may have a dilutive effect on the Common Stock issuable upon conversion of the Notes. No assurance can be given that the Company will be successful in such efforts. In the event Surety Bank fails to maintain such TexStar OCC Mandated Capital Levels, the OCC may impose a number of corrective measures on Surety Bank, including (1) the imposition of restrictions on certain activities involving asset growth, acquisitions, branch establishment, expansion into new lines of business, declaration and payment of dividends, and transactions with affiliates, (2) the imposition of certain additional mandated capital raising activities, and (3) as a last resort, the appointment of a receiver or conservator of Surety Bank.

Formal Agreement with the OCC. In connection with the recent examination of Surety Bank by the OCC, the OCC has presented to the Board of Directors of Surety Bank a draft of a formal written agreement to be executed by each member of the Board of Directors (the "draft of the Formal Agreement") pursuant to which Surety Bank is required to achieve certain capital levels and adopt and implement certain plans, policies and strategies. Pursuant to the draft of the Formal Agreement presented to Surety Bank, Surety Bank is required to achieve by March 31, 1999 Tier I and Tier II combined capital at least equal to 14% of risk-weighted assets and Tier I leverage capital at least equal to 7.5% of adjusted total assets. Surety Bank has been orally advised by the OCC that the draft of the Formal Agreement will be revised prior to its submission to the Board of Directors of Surety Bank to require Surety Bank to achieve by March 31, 1999 Tier I and Tier II combined capital at least equal to 12% of risk-weighted assets and Tier I leverage capital at least equal to 7.5% of adjusted total assets, and by December 31, 1999 Tier I and Tier II combined capital at least equal to 14% of risk-weighted assets. Management believes that the draft of the Formal Agreement, as orally proposed to be amended by the OCC, will be signed by each member of the Board of Directors at the November 1998 meeting of the Board of Directors.

The capital requirements imposed by the draft of the Formal Agreement are more onerous than the TexStar OCC Mandated Capital Levels and the general capital requirements discussed above under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources:
General Capital Requirements." At October 16, 1998, following the consummation of the sale of the four Branches, Surety Bank had Tier I and Tier II combined capital of 10.6% of risk-weighted assets and Tier I leverage capital of 6.7% of adjusted total assets. Management believes that it will be able to achieve the requisite Tier I and Tier II combined capital levels and the requisite leverage ratio required by March 31, 1999 and December 31, 1999, respectively, as set forth in the draft of the Formal Agreement, as proposed to be amended. However, no assurance can be given that management will be successful in such efforts. The OCC has extensive enforcement authority over the operations of all national banks, including Surety Bank. If Surety Bank fails to comply with all of the requirements set forth in the draft of the Formal Agreement by the dates set forth in such draft of the Formal Agreement, the OCC may under certain circumstances assess civil monetary damages against Surety Bank and the Directors of Surety Bank, issue cease-and-desist or removal orders and initiate injunctive actions.

Additionally, pursuant to the draft of the Formal Agreement the Board of Directors is required to develop a three year capital program, a plan to enhance its management information systems, a three year strategic plan establishing objectives for Surety Bank's earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development and market segments which Surety Bank intends to promote or develop, together with strategies to achieve those objectives, a revised loan policy, and a loan classification policy, each for submission to, and approval by, the OCC.

Also, the draft of the Formal Agreement prohibits the Board of Directors from declaring or paying any dividends unless Surety Bank is in compliance with (1) 12 U.S.C. (S)(S) 56 and 60, its approved capital program provided for in the draft of the Formal Agreement, and the Tier I capital levels set forth in the draft of the Formal Agreement, and (2) has obtained the prior written approval of the OCC. Because of the dividend restrictions pursuant to 12 U.S.C. (S)(S) 56 and 60, no assurance can be given that the OCC will approve a dividend payment by Surety Bank to the Company to enable the Company to make the September 30, 1999 interest payment on the Notes. The Notes may not be accelerated as a result of any failure of the Company timely to pay interest on the Notes. The Notes may only be accelerated in the event of the bankruptcy, insolvency or reorganization of the Company. In the event of a default in the payment of interest by the Company, the holders of the Notes (or the Trustee on behalf of the holders of all of the Notes affected) may, in lieu of accelerating the maturity of the Notes, seek to enforce payment of such interest.

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

Recent Accounting Pronouncements

In June 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 does not require a specific format for the financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company adopted SFAS 130 in the fiscal quarter ended March 31, 1998.

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

Year 2000 Computer Problem

The following section contains forward-looking statements which involve risks and uncertainties. The actual impact of the Year 2000 issue on the Company could materially differ from that which is anticipated in these forward-looking statements as a result of certain factors identified below.

Company's State of Readiness. Management is aware of the possibility of exposure by banks to a computer problem known as the "Year 2000 Problem" or the "Millennium Bug" (the inability of some computer programs to distinguish between the year 1900 and the year 2000). If not corrected, some computer applications could fail or create erroneous results by or at year 2000. This could cause entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar day to day business activities. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, could affect the global economy.

Management has assessed the extent of vulnerability of the Company's computer systems to the Year 2000 Problem. The Company's conversion in August 1998 to its data processor's updated software for core banking application software and the purchase of a new NCR 3000 series hardware system on which to run the core processing software has greatly minimized the Company's exposure to these problems. The software of the Company's data processor was certified by Wayne Barnett, CPA, MBA, an experienced EDP examiner proficient in COBOL, on July 21, 1998 to be Year 2000 compliant. The NCR 3000 series hardware received Year 2000 certification from NCR. Some testing of critical systems has already been completed. However, internal testing and validation for the primary mission critical systems is scheduled for November 1998 and management expects that the process will be completed by December 1998.

Risk Assessment of Year 2000. The Company believes that with modifications to existing software and hardware and conversions to new software and hardware the Year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant computers of third parties with whom the Company has a material relationship could impact the Company's operations. The Company has taken steps to communicate with such third parties to assess Year 2000 readiness by such third parties. The Company is also currently assessing the impact, if any, the Year 2000 may have on its large loan (credit risk) and deposit customers.

Costs of Year 2000. As described above, the primary banking application is Year 2000 compliant; therefore, little programming costs will be incurred. Most of the costs incurred in addressing this problem are related to planning, internal testing and validation which are expected to be expensed as incurred. The financial impact to the Company of Year 2000 compliance has not been, and is not anticipated to be, material to the Company's financial position or results of operations for 1998 or 1999. Management estimates the costs will be approximately $143,000. However, there can be no guarantee that actual costs incurred will be in line with these estimates. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to replace non-compliant third parties with whom the Company has a material relationship, and similar uncertainties.

Contingency Plans. The Company has not finalized its contingency plans, but intends to complete them by December 31, 1998.

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

Forward-Looking Statements

All statements other than statements of historical fact regarding the Company's financial condition, results of operation, business strategy and future acquisitions or operations are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, words such as "believes," "anticipates," "intends," "expects," "should," and words of similar import identify a forward-looking statement. Such forward-looking statements may involve numerous assumptions about known and unknown trends, risks and uncertainties, including economic conditions; actions taken by the Federal Reserve Board and the OCC; other legislative and regulatory actions and reforms; as well as other factors, all of which change over time and which may ultimately prove to be inaccurate These other factors include the Company's ability to successfully use excess liquidity following the acquisition of TexStar, to continue to make future acquisitions, to collect charged-off and provisioned for insurance premium financing loans and medical claims factoring receivables, and to comply with the requirements of the draft of the Formal Agreement. Actual results may differ materially from any future results expressed or implied by such forward-looking statements.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

In the normal course of conducting business activities, the Company is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. Interest rate risk is managed by management and the board of directors of the Company. No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the Company's Annual Report on Form 10-K for the period ended December 31, 1997.

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


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

     27   Financial Data Schedule *

______________

      *  Filed herewith.

        (b)  Reports on Form 8-K

        On July 27, 1998 the Company filed a Current Report on Form 8-K to report that on July 13, 1998 Surety Bank entered into a Branch Purchase and Assumption Agreement with Commercial Bank of Texas, National Association, Nacogdoches, Texas, to sell to Commercial Bank Surety Bank's four east Texas branches located in Lufkin, Kennard, Wells and Chester.

        On October 6, 1998 the Company filed a Current Report on Form 8-K/A (Amendment No. 3) to amend the Form 8-K filed on April 9, 1998 to include unaudited financial statements of the acquired bank.

        On November 2, 1998 the Company filed a Current Report on Form 8-K to report that on October 16, 1998 the Company's subsidiary, Surety Bank, National Association, completed the sale of its four Lufkin-area branches located in Lufkin, Kennard, Wells and Chester, Texas to Commercial Bank of Texas, National Association, Nacogdoches, Texas. The following financial statements were included: Pro Forma Balance Sheet as of September 30, 1998 and Pro Forma Income Statement for the nine months ended September 30, 1998 and for the twelve months ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 12, 1998              SURETY CAPITAL CORPORATION



                                        By:  /s/ Bobby W. Hackler
                                           ---------------------------------
                                           Bobby W. Hackler
                                           Chairman of the Board



                                        By:  /s/ B.J. Curley
                                           ---------------------------------
                                           B.J. Curley
                                           Vice President, Chief Accounting
                                           Officer and Secretary