Form 10-K
period 1998-12-31
SURETY CAPITAL CORP /DE/
filed 1999-04-15
CIK 784932

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ________________

                                   FORM 10-K

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1998 --- Commission File Number 33-1983; OR

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

   Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
        Title of each class                            on which registered
        -------------------                           ---------------------

    Common Stock, $0.01 par value                    American Stock Exchange
--------------------------------------------------------------------------------

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---
   The aggregate market value of Common Stock held by nonaffiliates of the Registrant, based on the quoted price of the Common Stock as reported on the American Stock Exchange on March 31, 1999, was $4,438,186. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant. As of March 31, 1999, 5,760,235 shares of Common Stock were outstanding.

   Documents Incorporated by Reference:  Portions of the Company's Proxy
   -----------------------------------
Statement dated not later than 120 days after the end of the Company's most recent fiscal year, filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1999 Annual Meeting of Stockholders of Surety Capital Corporation, are incorporated by reference into Part III.

                                     PART I

ITEM 1.   BUSINESS.

General

     Surety Capital Corporation (the "Company"), a corporation incorporated under the laws of the state of Delaware in 1985, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company owns all of the issued and outstanding shares of capital stock of Surety Bank, National Association, Hurst, Texas, formerly Texas Bank, National Association and formerly Texas National Bank (the "Bank"), with full service offices in Converse, Hurst, Midlothian, New Braunfels, San Antonio, Schertz, Universal City, Waxahachie, and Whitesboro, Texas.

     The Company's principal executive offices are located at 1845 Precinct Line Road, Suite 100, Hurst, Texas 76054, and its telephone number is 817-498-2749. The Bank's principal offices are located at 1845 Precinct Line Road, Suite 100, Hurst, Texas 76054, and its telephone number is 817-498-2749.

The Company

     Surety Finance Company, the predecessor to the Company, commenced business in 1985 as a sole proprietorship owned by C. Jack Bean and Lorene Sims Bean. On December 30, 1989 the Company acquired approximately 98% of the common stock of the Bank and subsequently increased its ownership to 100%. Prior to acquisition of the Bank, the Company operated as a casualty insurance premium finance ("IPF") company licensed by the State of Texas. Upon its acquisition by the Company, the Bank began making IPF loans, and the Company ceased writing new IPF business to allow the Bank to succeed to the existing business of the Company at that time. The Company conducts all its operations through the Bank.

Recent Developments

     The Company's net loss was $1.9 million for the year ended December 31, 1998, compared to a net loss of $3.5 million for the year December 31, 1997.
The major factors contributing to the loss for 1998 were higher loan losses and charge-offs in the Bank's loan and medical claims receivable portfolios. See "Item 1. Business - Commercial and Consumer Banking," "Item 1. Business - Insurance Premium Financing," and "Item 1. Business - Medical Claims Factoring."

     On November 19, 1998, the Bank entered into a formal written agreement (the "Formal Agreement") with the Office of the Comptroller of the Currency (the "OCC") pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999 and is required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, the Bank was required to achieve by March 31, 1999 total risk-based capital at least equal to 12% of risk-weighted assets and Tier I leverage capital at least equal to 7.5% of adjusted total assets, and is required to achieve by December 31, 1999 total risk-based capital at least equal to 14% of risk-weighted assets. At December 31, 1998 the Bank had total risk-based capital of 10.24% of risk weighted assets and Tier I leverage capital of 5.64% of adjusted total assets. The Bank failed to achieve the capital requirements of the Formal Agreement to be met by March 31, 1999. The Bank submitted a request to the OCC for an extension from March 31, 1999 to September 30, 1999 to meet the capital requirements of the Formal Agreement. The OCC granted the extension, subject to revocation based on the results of examinations by the OCC to be conducted in April and June of 1999 or if the OCC finds the Bank to not be in substantial compliance with the other articles of the Formal Agreement. See "Formal Agreement with the OCC" under "Item 1. Business - Supervision and Regulation: Regulation of the Bank."

     In order to attain the capital levels and the leverage ratio required by the Formal Agreement, the Bank has decided to sell its Midlothian and Waxahachie branches (the "Branches"). See "Item 1. Business - Disposition of Assets." The Bank has entered into a definitive purchase and assumption agreement with respect to the sale of the Branches. If the sale is consummated, management of the Company believes the Bank will attain both the total risk-based capital levels and the leverage ratio required by the Formal Agreement. The consummation of the sale is subject to a number of contingencies, including due diligence review of the Branches by the prospective purchaser and receipt of all regulatory approvals. The prospective purchaser of the Branches is in the process of conducting a due diligence review of the Branches. If all contingencies are satisfied, the sale is expected to close between June 30, 1999 and September 30, 1999; however, no assurance can be given that the sale will close, or if the sale closes, that it will close by September 30, 1999. See "Formal Agreement with the OCC" under "Item 1. Business - Supervision and
Regulation: Regulation of the Bank."

     Additionally, the Company, as a holding company without significant assets other than its ownership of all the common stock of the Bank, is dependent upon dividends received from the Bank in order to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2008 (the "Notes"), issued under an indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Indenture"). The Bank is currently precluded from declaring and paying any dividends under the Formal Agreement. The Company will attempt to secure a loan to meet its cash flow needs for the twelve months ended March 31, 2000, which includes servicing the interest payment on the Notes. After March 31, 2000, the Company will attempt to pay dividends from the Bank to the Company in an amount necessary to service the interest payments on the Notes and for general corporate purposes. No assurance can be given that the Company will be successful in such efforts in which event the Company may be required to restrict operations. See "Restrictions on Distribution of Subsidiary Bank Dividends and Assets" under "Item 1. Business - Supervision and Regulation: Regulation of the Bank."

Acquisitions

     In April 1998 the Company acquired TexStar National Bank, Universal City, Texas ("TexStar"), with four branch locations in the greater San Antonio, Texas metropolitan area. At April 1, 1998, TexStar had $70.3 million in total assets, $64.8 million in deposits and $5.0 million in shareholders' equity. The purchase price for TexStar was approximately $19.36 per share of TexStar common stock outstanding (total cash consideration: $9,772,000), which was paid to the shareholders of TexStar in connection with the merger. The acquisition of TexStar was financed, in part, through a private placement by the Company of the Convertible Notes. In February 1996 the Company acquired First National Bank, Midlothian, Texas, with $53.8 million in assets, for $6,595,707. The Company financed the Midlothian acquisition through a $7,394,293 underwritten public offering of its Common Stock.

Dispositions

     During 1998 the Company sold the Bank's four Lufkin-area branches located in Chester, Kennard, Lufkin, and Wells, Texas (the "Lufkin Branches") to Commercial Bank of Texas, National Association ("Commercial Bank"), Nacogdoches, Texas. The sale of the Lufkin Branches was consummated on October 16, 1998. As a result of the sale, a pretax gain of $1.1 million was recognized. The Bank sold loans totaling approximately $10,912,000, real property, furniture and equipment totaling approximately $610,000, and cash and other assets totaling approximately $1,067,000, relieved goodwill and other assets associated with the Lufkin Branches by approximately $677,000, and Commercial Bank assumed deposits and other liabilities totaling approximately $56,936,000. After giving effect to a deposit premium of 3% on the deposits assumed totaling approximately $1,703,000, in addition to the cash at the Lufkin Branches, the Bank paid approximately $43,632,000 in cash to Commercial Bank as consideration for the net deposit liabilities assumed by Commercial Bank.

  On April 13, 1999 the Bank entered into a definitive Purchase and Assumption Agreement with The Citizens National Bank in Waxahachie, Waxahachie, Texas ("Citizens"), to sell to Citizens certain assets and assumption of certain liabilities of the Bank associated with the Bank's branches located in Midlothian and Waxahachie, Texas. Consummation of the transaction is subject to numerous contingencies, including a due diligence review of the Midlothian and Waxahachie branches by Citizens, and receipt of all necessary regulatory approvals. If all contingencies to closing are satisfied, the transaction is expected to close between June 30, 1999 and September 30, 1999. No assurance can be given, however, that the foregoing transaction will be consummated, and if consummated, that it will be consummated by September 30, 1999.

The Bank

     The Bank was chartered as a national banking association in 1963. The Bank's principal offices are located at 1845 Precinct Line Road, Suite 100, Hurst, Texas 76054, and its telephone number is 817-498-2749. The Bank operates full service branches in Converse, Midlothian, New Braunfels, San Antonio, Schertz, Universal City, Waxahachie, and Whitesboro, Texas.

     The Bank's activities include both traditional community banking loans, such as commercial, real estate and consumer loans, and the niche lending product of insurance premium financing ("IPF"). At December 31, 1998 approximately 29.1%, 4.2%, 41.8% and 24.9% of the Company's total loan portfolio represented commercial loans, consumer banking loans, real estate loans, and IPF loans, respectively.

Commercial and Consumer Banking

     The Company provides general commercial banking services for corporate and other business clients as a part of the Company's efforts to serve the local communities in which it operates. The Company's commercial loans are generally made to provide working capital, to finance the purchase of equipment, and for the expansion of existing businesses. These loans typically are secured by the assets of the businesses, including real estate, inventories, receivables, equipment and cash. The Bank usually requires that these loans also be guaranteed by the owners of the businesses. The average yield during the twelve months ended December 31, 1998 for the Company's consumer, commercial and real estate lending activities was 10.1%. The Company's commercial loans generally have maturities of twelve months or less. During 1998, the Bank had net charge-offs of $722,844 on its commercial and consumer loans. The losses were concentrated within used car floor plan lending losses of $399,000. Management has discontinued these type of lending activities.

     The Company provides a full range of consumer banking services, including checking accounts, "NOW" and "money market" accounts, savings programs, installment and real estate loans, money transfers and safe deposit facilities.

Insurance Premium Financing

  The Company distinguishes itself from other community banking organizations by supplementing its traditional community bank lending with its specialized niche lending product of insurance premium financing. The Company funds this specialized lending activity by using relatively low cost core retail deposits from its network of community banking offices which gives the Company a pricing advantage over non-bank competitors for its loan products.

  Insurance premium finance ("IPF") lending involves the lending of funds to companies and individuals for the purpose of financing their purchase of property and casualty insurance. The Company markets this product through over 1,100 independent insurance agents and maintains a loan portfolio consisting of insurance policies underwritten by nearly 1,850 insurance companies. At December 31, 1998 the Company reported total gross IPF loans of $24.9 million (approximately 25% of gross loans), as compared to the December 31, 1997 total balance of $40.3 million in IPF loans (40% of gross loans). The loans are relatively short term, generally with initial maturities of eight to ten months. The down payment and monthly installments on each loan are calculated so that in most cases the equity or value of the unearned premium in the policy exceeds the net balance due on the loan. If the borrower does not make the loan payments on time, the Company has the right, after notice to the borrower, to cancel the insurance policy and to receive the entire amount of the unearned premium from the insurance company writing the insurance. The unearned premium is then applied to the net loan balance.

  The Company charged off IPF loans net of recoveries in the amount of $1.8 million for the twelve months ended December 31, 1998, primarily related to IPF loans generated by the Bank's southeastern United States insurance premium financing operation headquartered in Atlanta, Georgia. As a result of the charge-offs, there was a substantial increase in the provision for credit losses on IPF loans and IPF loan charge-offs for the twelve months ended December 31, 1998. The Atlanta office has been closed and, with the exception of a few relationships, loan production from that market has been terminated. Management will continue to actively and aggressively attempt to collect the charged-off IPF loans. Management believes that all known losses in the IPF portfolio have been recognized.

Medical Claims Factoring

     From 1990 through 1998 the Company was engaged in medical claims factoring, purchasing primarily insurance company claims from a variety of health care providers. Management has planned to discontinue the operations of the medical claims factoring division by June 1999. At December 31, 1998, the Company reported $646,000 in gross medical claims receivables, representing 0.44% of interest-bearing assets of the Company, after net charge-offs of $3.5 million against the allowance for medical claims receivable losses and a credit of $0.7 million to the allowance. The credit is attributed to the recovery of unearned revenue as a result of charge-offs accompanied by an overall reduction of the required reserve due to recoveries during 1998 of $956,024. The interest income from medical claims receivables accounted for 6.32% of the total gross interest income of the Company for 1998. The medical claims factoring receivables charged-off during the twelve month period ended December 31, 1998 were originated prior to December 31, 1997. The balance of medical claims factoring receivables net of unearned interest and allowance at December 31, 1998 was approximately $505,000 and is not expected to increase. Due to the existence of contractual commitments to nine customers of the Company and in order to enhance the collectibility of previously charged-off medical claims, the Company is continuing to factor new medical claims receivables on behalf of these nine customers. However, as such contractual commitments expire, they will not be renewed. Management expects that the Company will have totally discontinued factoring medical claims operations by June 30, 1999, except to actively pursue the collection of the charged-off receivables. At this time, however, the Company cannot predict the likely amount of any such recoveries. Management believes that all known significant losses in the portfolio have been recognized.

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

Employees

     As of December 31, 1998 the Company had 132 full-time employees and 2 part-time employees. None of the Company's employees are subject to a collective bargaining agreement, and the Company believes that its employee relations are good. As of March 31, 1999 the Company has reduced its number of full-time employees to 119 in connection with its efforts to reduce non interest expense and correspondingly improve its efficiency ratio.


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

     As of the date of this report the Company has neither the cash flow nor the financial flexibility to act as a source of strength for the Bank.

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

Regulation of the Bank

     The Bank is a national banking association and therefore is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The Bank is also a member of the FRB and the FDIC. Requirements and restrictions under the laws of the United States include a reserves requirement, restrictions on the nature and the amount of loans which can be made, restrictions on the business activities in which a bank may engage, restrictions on the payment of dividends to shareholders, and minimum capital requirements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources." Because the FRB regulates the bank holding company parent of the Bank, the FRB also has supervisory authority which directly affects the Bank. In addition, upon making certain determinations with respect to the condition of any insured national bank, such as the Bank, the FDIC may begin proceedings to terminate a bank's federal deposit insurance.

     Formal Agreement with the OCC. On November 19, 1998 the Board of Directors of the Bank entered into a formal written agreement with the OCC (the "Formal Agreement") pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999 and is required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, the Bank was required to achieve by March 31, 1999 total risk-based capital at least equal to 12% of risk-weighted assets and Tier I leverage capital at least equal to 7.5% of adjusted total assets, and is required to achieve by December 31, 1999 total risk-based capital at least equal to 14% of risk-weighted assets. At December 31, 1998 the Bank had total risk-based capital of 10.24% of risk weighted assets and Tier I leverage capital of 5.64% of adjusted total assets. The Bank failed to achieve the requirements of the Formal Agreement to be met by March 31, 1999. The Bank submitted a request to the OCC for an extension from March 31, 1999 to September 30, 1999 to meet the capital requirements of the Formal Agreement. The OCC granted the extension, subject to revocation based on the results of examinations by the OCC to be conducted in April and June of 1999 or if the OCC finds the Bank to not be in substantial compliance with the other articles of the Formal Agreement. Management expects to achieve the December 31, 1999 Formal Agreement capital requirements of total risk-based capital ratio at least equal to 14% of risk-weighted assets and Tier I leverage capital at least equal to 7.5% upon completion of the sale of the branches located in Midlothian and Waxahachie, Texas.

     Additionally, pursuant to the Formal Agreement the Board of Directors is required to develop a three year capital plan program, a plan to enhance its management information systems, a three year strategic plan establishing objectives for the Bank's earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of non-performing assets, product line development and market segments which the Bank intends to promote or develop, together with strategies to achieve those objectives, a revised loan policy, and a loan classification policy, each for submission to, and approval by, the OCC. Management has implemented each of the OCC recommended enhancements, and the three year capital plan, the plan to enhance Bank's management information systems and the three year strategic plan have been adopted by the Bank's Board of Directors and have been submitted to the OCC for their approval.

     The Bank is in the process of selling its Midlothian and Waxahachie branches (the "Branches") in order to attain the capital levels and leverage ratio required by the Formal Agreement. See "Item 1. Business - Disposition of Assets." The Bank has entered into a definitive purchase and assumption agreement with respect to the sale of the Branches. If the sale is consummated, management of the Company believes that the Bank will attain both the total risk-based capital levels and the leverage ratio required by the Formal Agreement. The consummation of the sale is subject to a number of contingencies, including receipt of all regulatory approvals. If all contingencies are satisfied, the sale is expected to close between June 30, 1999 and September 30, 1999; however, no assurance can be given that the sale will close, or if the sale closes, that it will close by September 30, 1999.

     The OCC has extensive enforcement authority over the operations of all national banks, including the Bank. In the event the Company fails to comply with the Formal Agreement, the OCC may under certain circumstances assess civil monetary damages against the Bank and the Directors of the Bank, issue cease-and-desist or removal orders and initiate injunctive actions. Additionally, the OCC may impose a number of corrective measures on the Bank, including (1) the imposition of restrictions on certain activities involving asset growth, acquisitions, branch establishment, expansion into new lines of business, declaration and payment of dividends, and transactions with affiliates, (2) the imposition of certain additional mandated capital raising activities, and (3) merger or sale of the Bank.

     The Formal Agreement also prohibits the Board of Directors from declaring or paying any dividends unless the Bank (1) is in compliance with 12 U.S.C.
(S)(S) 56 and 60 (see "Restrictions on Distribution of Subsidiary Bank Dividends and Assets" under "Item 1. Business - Supervision and Regulation: Regulation of Bank"), its approved capital program provided for in the Formal Agreement, and the capital levels set forth in the Formal Agreement, as more fully described above, and (2) has obtained the prior written approval of the OCC.

     Restrictions on Distribution of Subsidiary Bank Dividends and Assets. The Company owns all the outstanding common stock of the Bank. As a holding company without significant assets other than its ownership of all the common stock of the Bank, the Company's ability to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of the Notes is almost entirely dependent upon the payment of dividends by the Bank on its common stock. The declaration and payment of dividends by the Bank is subject to the discretion of the Board of Directors of the Bank and is restricted by the national banking laws and the regulations of the OCC, as well as by the Formal Agreement.

     Pursuant to 12 U.S.C. (S) 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. As of December 31, 1998, the Bank has undivided profits of $1,249,490. Payment of dividends out of undivided profits is further limited by 12 U.S.C. (S) 60(a), which prohibits a national bank from declaring a dividend on its shares of common stock until its surplus equals its common capital, unless there has been transferred to surplus not less than 1/10th of the national bank's net income of the preceding half year in the case of quarterly or semi-annual dividends or not less than 1/10th of the national bank's net income of the preceding two consecutive half year periods in the case of annual dividends. The payment of dividends by the Bank is also subject to the provisions of 12 U.S.C. (S) 60(b), which provides that no dividend may be declared or paid without the prior approval of the OCC if the total of all dividends, including the proposed dividend, in any calendar year exceeds the total of the Bank's net income for that year combined with its retained net income (or loss) of the preceding two years. The Bank incurred an aggregated loss for fiscal years 1997 and 1998 in the amount of ($4,707,359). Furthermore, under federal law, a bank cannot pay a dividend if after paying the dividend, the bank will be "undercapitalized." Moreover, the OCC may find a dividend payment that meets all of the foregoing statutory requirements to be an unsafe and unsound practice and on those grounds prohibit the dividend.

     Additionally, the Formal Agreement prohibits the Board of Directors of the Bank from declaring or paying any dividends unless the Bank (1) is in compliance with 12 U.S.C. (S)(S) 56 and 60, its approved capital program provided for in the Formal Agreement, and the Tier I capital levels set forth in the Formal Agreement, and (2) has obtained the prior written approval of the OCC. See "Formal Agreement with the OCC" under "Item 1. Business - Supervision and
Regulation: Regulation of the Bank."

     The Company as a stand alone entity had sufficient cash on hand at March 31, 1999 to pay interest accrued under the Notes as of March 31, 1999. After the payment of the March 31, 1999 interest payment on the Notes the Company had $61,000 in cash remaining for future operating expenses. Therefore, the Company does not have sufficient cash to pay the next installment of interest under the Notes due on September 30, 1999. Until the restrictions under the Formal Agreement are lifted and the Bank satisfies the other statutory and regulatory requirements with respect to the payment of dividends, the Bank is precluded from paying a dividend to the Company. In order to meet its future operating expenses, including its interest obligations under the Notes, the Company will have to raise capital through borrowings from financial institutions or issuances of equity securities and subordinated debt instruments. The Company will attempt to secure a loan to meet its cash flow needs for the twelve months ended March 31, 2000, which includes servicing the interest payment on the Notes. After March 31, 2000, the Company expects to be permitted to pay dividends from the Bank to the Company in an amount necessary to service the interest payments on the Notes and for general corporate purposes. There can be no assurance that the financing can be obtained on satisfactory terms or that the Bank will be permitted to pay dividends to the Company by March 31, 2000.
In this event, the Company could be required to restrict its operations.

     In the event the Company is unable to receive dividends from the Bank or to borrow funds or raise additional capital from outside sources, the Company will not be able to pay accrued interest under the Notes and will be in default under the Notes. The Indenture pursuant to which the Notes are issued does not provide for any right of acceleration of the payment of the Notes as a result of any failure of the Company timely to pay principal of and interest on the Notes, or to comply with the covenants contained in the Indenture. The Notes may only be accelerated in the event of the bankruptcy, insolvency or reorganization of the Company. In the event of a default in the payment of interest, principal or premium, if any, by the Company, or the failure of the Company to perform any covenants or agreements contained in the Indenture, the holder of the Note (or the Trustee on behalf of the holders of all the Notes affected) may, in lieu of accelerating the maturity of the Notes, seek to enforce payment of such interest, principal or premium, if any, and the performance of such covenants or agreements. The initiation of such a course of action by the holders of the Notes in the event of the failure of the Company to meet its debt servicing obligations under the Notes could have a significant adverse impact on the future operations of the Company.

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

     Limitations on Interest Charges. Federal and Texas state laws generally limit the amount of interest and fees which lenders, including the Bank, may charge regarding loans. The applicable law, and the applicable limits, may vary depending upon, among other things, the identity, nature and location of the lender, and the type of loan or collateral. In Texas, the maximum interest rate applicable to most loans changes with changes in the average auction rate for United States Treasury Bills, but does not decline below 18% or rise above 24% (except for certain loans in excess of $250,000 for which the maximum annual rate may not rise above 28%). However, the interest which may be charged on an insurance premium financing loan is regulated by the Texas Department of Insurance and is governed by the Texas Consumer Loan Law. The Texas Consumer Loan Law provides that for regular transactions (loans payable in consecutive monthly installments of substantially equal amounts with the first installment due within one month and 15 days after the date of the loan), the maximum interest rate may not exceed the amount of add-on rate equal to $18 per $100 per year on the first $1,380 and $8 per $100 on amounts of $1,380 up to $11,500. These amounts are subject to adjustments as of July 1 of each year under the Texas adjustment of dollar amounts provisions.

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

     Based on its capital ratios as of December 31, 1998 and exclusive of the Formal Agreement, the Bank was "adequately capitalized" under the applicable regulations. However, if the Bank were to become undercapitalized and these restrictions were to be imposed, the restrictions, either individually or in the aggregate, could have a significant adverse effect on the operations of the Bank. Additionally, the Bank is not in compliance with certain capital level and leverage ratio requirements set forth in the Formal Agreement, which may result in the imposition of certain regulatory sanctions by the OCC. See "Formal Agreement with the OCC" under "Item 1. Business - Supervision and Regulation:
Regulation of the Bank."

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

     Bank regulators may raise capital requirements applicable to banking organizations beyond current levels, as is the case with the Bank. Due to recent significant increases in the provision for credit losses and charge-offs on IPF and medical claims factoring receivables, the Board of Directors of the Bank on November 19, 1998 entered into the Formal Agreement pursuant to which the Bank is required to achieve certain capital levels and adopt and implement certain plans, policies and strategies. Under the Formal Agreement, the Bank was required to achieve by March 31, 1999 total risk-based capital at least equal to 12% of risk-weighted assets and Tier I leverage capital at least equal to 7.5% of adjusted total assets, and is required to achieve by December 31, 1999 total risk-based capital at least equal to 14% of risk-weighted assets.

     The table below sets forth the capital requirements for the Bank under the Capital Adequacy Guidelines of the OCC and the Formal Agreement:

                                       Actual                               Formal Agreement                   OCC Regulations
                    ------------------------------------------    ---------------------------------     ----------------------------
                        Capital Ratios         Capital Ratios        September 30,     December 31,      Adequately          Well
                      December 31, 1998       December 31, 1997         1999(2)            1999         Capitalized      Capitalized
                    -------------------     ------------------    ---------------------------------     --------------   -----------
Leverage(1)                 5.64%                  6.24%                7.50%           7.50%              4.00%             5.00%
Risk-Based Capital:
   Tier I                   8.98%                  9.92%                6.00%           6.00%              4.00%             6.00%
   Tier I &  II            10.24%                 11.28%               12.00%          14.00%              8.00%            10.00%

(1) Calculated as adjusted assets divided by adjusted equity at December 31, 1998 and 1997.

(2) As extended from March 31, 1999.

     See "Item 1. Business - Insurance Premium Financing," "Item 1. Business - Medical Claims Factoring," "Formal Agreement with the OCC" under "Item 1. Business - Supervision and Regulation: Regulation of the Bank" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources."

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

     Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. At present, these requirements do not apply to the Bank, since total assets are substantially below $500 million.

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

     Deposit Insurance Assessments. Deposits held by the Bank are insured by the Bank Insurance Fund ("BIF") of the FDIC. The FDIC assessment is calculated on the level of deposits held by the Bank. The BIF assessment rate is determined by the FDIC for categories of banks based upon the risk to the insurance fund. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between zero and 27 cents per $100 in assessable deposits. The FDIC has also established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment. The FDIC assessment for the twelve months ended December 31, 1998 was $69,976. The FDIC assessment for the first quarter of 1999 was $146,792. The increased FDIC assessment is attributed to a higher risk assessment by the FDIC.

     In November 1996 the FDIC's Board of Directors approved an assessment against BIF-assessable deposits to be paid to the Financing Corporation ("FICO") to assist in paying interest on FICO bonds, which financed the resolution of the thrift industry crisis. The FICO assessment is approximately 1.22 basis points, on an annual basis, on BIF-insured deposits.

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

     Expanding Enforcement Authority. One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the FRB, OCC and FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

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

ITEM 2.   PROPERTIES.

     The Company has nine full-service banking facilities, located in Converse, Hurst, Midlothian, New Braunfels, San Antonio, Schertz, Universal City, Waxahachie, and Whitesboro, Texas. The Company believes the existing facilities are adequate for its present needs. The following chart provides information about the Company's existing facilities.

                                                                                      Deposits at
Branch/Office         Sq. Ft.               Location/Ownership                      December 31, 1998
Converse                  3,750             9154 FM 78                                  $ 13,641,657
                                            Converse, Texas 78109
                                            Owned

Hurst                    14,810             1845 Precinct Line Road                     $  6,448,770
                                            Suite 100
                                            Hurst, Texas 76054
                                            Leased

Midlothian(1)            17,116             910 North 9th Street                        $ 44,872,361
                                            Midlothian, Texas 76065
                                            Owned

New Braunfels             1,250             1012 IH 35 South                            $  1,262,313
                                            New Braunfels, Texas 78130
                                            Leased

San Antonio               2,800             426 Wolfe                                   $  1,266,428
                                            San Antonio, Texas 78216
                                            Owned

Schertz                   1,000             420 Schertz Parkway                         $  9,113,606
                                            Schertz, Texas 78154
                                            Leased

Universal City           12,000             600 Pat Booker Road                         $ 31,399,201
                                            Universal City, Texas 78148
                                            Owned

Waxahachie(1)            19,186             104 Elm Street                              $ 13,101,066
                                            Waxahachie, Texas 75165
                                            Owned

Whitesboro                6,365             2500 Highway 82 East                        $ 34,057,999
                                            Whitesboro, Texas 76263
                                            Owned

Total                                                                                   $155,163,401
                                                                                        ============


(1) Planned to be sold during 1999. See "Item 1. Business - Recent Developments" for a discussion of the pending sales.

ITEM 3.    LEGAL PROCEEDINGS.

     Surety Bank, National Association (the "Bank") is a defendant in two related cases: Tennessee, ex.rel., Douglas Sizemore, Commissioner of Commerce and Insurance for the State of Tennessee, et al. vs. Surety Bank, N.A., filed in June 1995 in the Federal District Court for the Northern District of Texas, Dallas, Division (the "Anchorage Case"), and United Shortline, Inc. Assurance Services, N.A. et al. vs. MacGregor General Insurance Company, Ltd., et al., now pending in the 141st Judicial District Court of Tarrant County, Texas (the "MacGregor Case").

     The plaintiff in the Anchorage case is the Tennessee Commissioner of Commerce and Insurance ("Tennessee"), appointed by the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, to liquidate Anchorage Fire and Casualty Insurance Company ("Anchorage"), including Anchorage deposits at the Bank. Tennessee sought to recover compensatory and punitive damages on various alleged causes of action, including violation of orders issued by a Tennessee court, fraudulent and preferential transfers, common law conversion, fraud, negligence, and bad faith, all of which are based on the same underlying facts and alleged course of conduct.

     Both the Anchorage case as well as the MacGregor case arise out of the Bank's alleged exercise of control over funds, representing the Bank's collateral, held in accounts at the Bank under agreements with Anchorage and MacGregor. The Bank asserts that it had a right to exercise control over its collateral under contractual agreements between the Bank and the respective insurance companies or the Bank and the policy holders. The Bank also contends that it had a right to exercise control over its collateral to protect itself against the possibility of inconsistent orders regarding the same funds. Tennessee seeks to recover funds allegedly transferred in and out of Anchorage/MacGregor accounts at the Bank during an approximate four month period in 1993. Tennessee also claims that the Bank allegedly transferred funds in and out of Anchorage accounts after receiving notice of a court order prohibiting such transfer. Tennessee is claiming damages in excess of $2,000,000.

     The Anchorage case was called to trial in July 1998, where, immediately before trial was to begin, the court granted summary judgment in favor of the Bank and entered a take nothing judgment against the Plaintiff. Tennessee has since appealed the trial court's summary judgment to the Fifth Circuit Court of Appeals, where that appeal is pending.

     The Plaintiff in the MacGregor case, United Shortline, Inc. Assurance Services, N.A. ("Shortline"), purports to be the holder of a Florida judgment against MacGregor General Insurance Company, Ltd. ("MacGregor"), who seeks to recover funds allegedly belonging to MacGregor which were held by the Bank. When the MacGregor case was initially filed, Shortline sought a restraining order against the Bank concerning the MacGregor funds. When the Bank received notice of competing claims to some or all of those funds by Tennessee, the Bank intervened and interpled approximately $600,000 into the court's registry. Shortline now seeks, inter alia, damages against the Bank from an alleged wrongful offset wherein the Bank allegedly exercised control over the MacGregor funds at the Bank pursuant to agreements with MacGregor.

     The Bank moved for and obtained a summary judgment that its intervention and interpleader of funds was proper. Shortline also sought and obtained a summary judgment from the trial court that the funds interpled by the Bank into the court's registry belonged to Shortline. Tennessee appealed the summary judgment to the Fort Worth Court of Appeals. The Fort Worth Court of Appeals affirmed the trial court's ruling that the Bank's intervention and interpleader was proper but reversed the trial court's ruling that the funds in the court belonged to Shortline. Tennessee then appealed that ruling to the Texas

Supreme Court which affirmed the judgment of the Court of Appeals. This case has recently been remanded to the trial court for disposition of the remaining issues.

     The Bank believes both of these cases lack merit and will continue to defend them vigorously. The final outcome of both of these cases is uncertain at this time.

     The Bank is also a Defendant in Dr. Christian J. Renna, et al. vs. Barry Carroll, et al., filed in April 1997 in the 348th Judicial District Court of Tarrant County, Texas (the "Renna Case"). Christian J. Renna, D.O. ("Renna") claims that his contract billing and collection manager, James Sharbrough, signed Renna's name to an agreement with the Bank and begin submitting medical claims belonging to Renna and his medical practice to the Bank for factoring. Renna claims that these alleged activities by his billing/collection manager, who was also Renna's brother-in-law at the time, were without his authority.
The plaintiffs in the Renna case alleged that damages were suffered as a result of failing to receive advances for collections on the accounts allegedly factored by the Bank. The plaintiffs also contend that they have been further damaged as a result of factoring fees paid to factor the accounts. The plaintiffs assert that they have suffered actual damages of approximately $1,500,000, consisting of the face amount of the receivables, lost profits/income and other consequential damages. Exemplary damages and attorneys fees in an unspecified amount are also sought. The Bank has recently filed a motion for summary judgment. The case is currently set for trial to begin on May 10, 1999. The Bank will continue to defend this case vigorously.

     The Company is a defendant in various other legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE CORPORATION.

     The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on May 21, 1999, their respective ages, and their present position with the Corporation are as follows:

                                                Position With           Position
   Name                Age                       Corporation           Held Since
-------------------------------------------------------------------------------------
C. Jack Bean           71     Chairman of the Board, Chief Executive  February 1999
                              Officer and Director
-------------------------------------------------------------------------------------
G. M. Heinzelmann, III 36     President and Director                  July 1992
-------------------------------------------------------------------------------------
B. J. Curley           35     Vice President, Secretary and Chief     June 1996
                              Financial Officer
-------------------------------------------------------------------------------------

     The business experience of each of these executive officers during the past five (5) years is set forth below:

     C. Jack Bean has served as Chairman of the Board and Chief Executive Officer of the Company since he returned from retirement in February 1999, and has served as a director of the Company since March 1987. Mr. Bean previously served as Chairman of the Board and Chief Executive Officer of the Company from March 1987 until his retirement in August 1998, and as President of the Company from March 1987 to July 1992. Mr. Bean was the owner and founder of Surety Finance Company, the predecessor company to the Company's business, from 1985 until March 1987. Mr. Bean has served as Chairman of the Board, Chief Executive Officer and President of the Bank since he returned from retirement in February 1999, and has served as a director of the Bank since December 1989. He previously served as Chairman of the Board of the Bank from December 1989 until his retirement in August 1998. Mr. Bean has served as a director of Dallas Fire Insurance Company, a licensed Texas stock insurance company, since November 1996. The president of Dallas Fire Insurance Company is also a director of the Company.

     G. M. Heinzelmann, III has served as President of the Company since July 1992 and a director since July 1993. He previously served as Vice President of the Company from May 1987 to July 1992. Mr. Heinzelmann has served as Executive Vice President and a director of the Bank since December 1989 and as Manager of the insurance premium finance division of the Company, and subsequently the Bank, since May 1987.

     B. J. Curley has served as Secretary of the Company since June 1996, Vice President and Chief Financial Officer since October 1995, Controller since May 1993 and a director since August 1998. He has also served as Executive Vice President of the Bank since April 1998, Chief Financial Officer since December 1994, Secretary since June 1996, Controller since May 1993, and as a director since August 1998. He previously served as Vice President of the Bank from May 1993 to December 1994 and as Senior Vice President from December 1994 to April 1998.

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

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     Since January 10, 1995 the Company's Common Stock has been traded on the American Stock Exchange, Inc.'s ("AMEX") primary list under the symbol "SRY."

     The following table sets forth, for the periods indicated, the high and low sale price per share of the Company's Common Stock as reported on the AMEX Primary List for the fiscal years ended 1998 and 1997.


                                             High                Low
--------------------------------------------------------------------------------
1998 Fiscal Year
----------------
First Quarter                                $7.06               $4.38
Second Quarter                               $6.00               $3.88
Third Quarter                                $4.88               $2.00
Fourth Quarter                               $2.75               $1.94

1997 Fiscal Year
----------------
First Quarter                                $5.75               $4.13
Second Quarter                               $5.63               $5.00
Third Quarter                                $6.50               $5.13
Fourth Quarter                               $7.25               $5.69

Stockholders

     As of March 31, 1999 there were 398 record holders of the Company's Common Stock.

Quarterly Data (Unaudited)

--------------------------------------------------------------------------------------------------------
 (dollars in thousands,       First                            Third                        Total Year
 except per share data)      Quarter       Second Quarter     Quarter     Fourth Quarter      to Date
--------------------------------------------------------------------------------------------------------
1998 Fiscal Year
Interest income               $    3,811      $    4,799     $    4,601     $    3,407        $   16,518
Net interest income                2,358             983          2,605          1,466             7,412
Income (loss) before
 income taxes                        525          (1,233)           197           (784)           (1,295)
Net (loss) income                    332            (785)           151         (1,561)           (1,863)
Basic earnings per share             .06            (.14)           .03           (.27)             (.32)
Weighted average shares        5,756,838       5,760,502      5,759,338      5,760,235         5,759,579
Diluted (loss) earnings              .06            (.14)           .03           (.27)             (.32)
 per share
Weighted average shares
     outstanding and
      common
     stock equivalents        5,991,740       6,007,112      5,759,338      5,760,235         5,759,979
1997 Fiscal Year
Interest income              $    4,020      $    4,161     $    3,828     $    3,424        $   15,433
Net interest income               2,544           2,635          2,242         (4,124)            3,298
Income (loss) before
 income taxes                       795             813            798         (7,682)           (5,276)
Net (loss) income                   500             511            520         (5,007)           (3,476)
Basic earnings per share            .09             .09            .09           (.87)             (.60)
Weighted average shares       5,749,858       5,751,882      5,751,882      5,753,793         5,751,847
Diluted (loss) earnings
 per share                          .09             .09            .09           (.87)             (.60)
Weighted average shares
     outstanding and
      common
     stock equivalents        5,873,717       5,875,741      5,875,741      5,991,473         5,990,815

Dividend Policy

     The Company. The Company has not previously paid any cash dividends. The Company currently intends to retain earnings to make the interest payment on the Notes and to pay its other operating expenses, rather than using earnings to pay dividends. The payment of any cash dividends by the Company in the future will depend to a large extent on the receipt of dividends from the Bank. The ability of the Bank to pay dividends is dependent upon the Bank's earnings and financial condition, the Bank's compliance with 12 U.S.C. (S)(S) 56 and 60, and the Bank's fulfillment of certain requirements set forth in the Formal Agreement. See "Formal Agreement with the OCC" and "Restrictions on Distribution of Subsidiary Bank Dividends and Assets" under "Item 1. Business - Supervision and Regulation:
Regulation of the Bank" for a discussion of regulatory constraints on the payment of dividends by national banks and bank holding companies generally.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following summary consolidated financial data of the Company is derived from the financial statements of the Company as of and for the five years ended December 31, 1998. The following summary consolidated financial data of the Company should be read in connection with the consolidated financial statements of the Company and the notes thereto and the information in Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                                                  Years Ended December 31,
                                             -----------------------------------------------------------------
                                              1998(1)        1997         1996(2)        1995(3)       1994(4)
                                             -----------------------------------------------------------------
Income Statement Data:  ($ in 000's)
  Interest income                            $ 16,518       $ 15,433     $ 14,390       $  9,535      $  5,387
  Interest expense                              7,101          5,750        5,362          3,678         1,488
                                             -----------------------------------------------------------------
      Net interest income before                9,417          9,683        9,029          5,857         3,899
       provision for credit losses
  Provision for credit losses and for
     Medical claims factoring losses            2,005          6,385          135             60           107
                                             -----------------------------------------------------------------
      Net interest income after
       provision for credit losses on           7,412          3,298        8,894          5,797         3,792
           loans and medical claims
            factoring losses
  Noninterest income                            3,425          2,539        1,877          1,419         1,160
  Noninterest expense                          12,132         11,113        8,135          5,879         4,462
                                             -----------------------------------------------------------------
  (Loss) earnings before income taxes          (1,295)        (5,276)       2,636          1,338           490
  Income taxes                                    568         (1,800)         938            451            18
                                             -----------------------------------------------------------------
  Net (loss) earnings                          (1,863)        (3,476)       1,698            887           472
Common Share Data:
  Basic (loss) earnings                      $  (0.32)      $  (0.60)    $   0.32       $   0.27      $   0.20
                                             =================================================================
  Diluted (loss) earnings                    $  (0.32)      $  (0.60)    $   0.31       $   0.25      $   0.20
  Book value                                 $   2.43       $   2.74     $   3.34       $   2.94      $   2.65
  Weighted average common shares                5,759          5,752        5,389          3,279         2,394
   outstanding (in 000's)
  Weighted average shares outstanding
   and common stock                             5,759          5,991        5,438          3,614         2,425
      Equivalents (in 000's)
  Period end shares outstanding (in             5,760          5,756        5,748          3,506         3,041
   000's)
Balance Sheet Data:  ($ in 000's)
  Total assets                               $175,062       $171,652     $176,439       $121,339      $102,294
  Insurance premium finance loans, net         24,146         38,350       38,224         21,905        20,497
  Other loans, net                             73,323         59,333       58,819         42,211        41,597
  Allowance for credit losses on loans          1,962            951        1,067            535           563
  Medical claims factoring, net                   505          3,073        6,116          3,217         2,693
  Total deposits                              155,163        154,541      155,690        109,599        92,027
  Long term debt                                4,350
  Shareholders' equity                         13,994         15,877       19,231         10,294         8,066
Performance Data
  Return (loss) on average total assets           (.9)%         (2.0)%        1.0%            .8%           .8%
  Return (loss) on average shareholders'
   equity                                       (13.2)%        (18.7)         9.8            9.5           7.4
  Net interest margin                             5.2            6.2          6.2            6.1           7.1
  Loans to deposits                              62.8           63.2         61.5           57.7          66.6
Asset Quality Ratios
  Nonperforming assets to total assets            1.2%           2.6%         1.2%           1.0%           .6%
  Nonperforming loans to total loans(5)           1.8            0.2          0.3            0.1           0.2
  Net loan charge-offs to average
   loans(5)                                       2.2            0.3          0.2            0.1           0.4
  Allowance for credit losses to total
   loans(5)                                       2.0            1.0          1.1            0.8           0.9
  Allowance for credit losses to
   nonperforming loans(5)                       108.2          502.0        417.4          758.5         463.4
Capital Ratios for the Bank
  Tier I risk-based capital                      8.98%          9.92%       11.10%         10.76%        10.13%
  Total risk-based capital                      10.24          11.28        12.29          11.72         11.17
  Leverage(6)                                     5.6            6.2          7.0            6.9           5.6

(1) On April 1, 1998 the Company acquired 100% of the outstanding common stock of TexStar National Bank, Universal City, Texas.

(2) On February 29, 1996 the Company acquired 100% of the outstanding common stock of First Midlothian Corporation, Midlothian, Texas, and on March 15, 1996 the Bank completed the acquisition of certain assets and the assumption of certain liabilities relating to Providers Funding Corporation located in Dallas, Texas.

(3) On September 28, 1995 the Company completed the acquisition of certain assets and the assumption of certain liabilities relating to the branch of Bank One, Texas, National Association located in Waxahachie, Texas.

(4) On May 31, 1994 the Company acquired 100% of the outstanding common stock of The Farmers Guaranty State Bank of Kennard, Kennard, Texas, and on December 8, 1994 the Company acquired 100% of the outstanding common stock of First National Bank, Whitesboro, Texas.

(5)  Exclusive of medical claims factoring.

(6) Calculated as adjusted assets divided by adjusted equity at December 31, 1998 and 1997

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of the Corporation's consolidated balance sheets and statements of income. This discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data appearing elsewhere in this report.

Performance Summary

     Net loss for 1998 was $1,863,113, a decrease of $1,613,191, or 46%, from the $3,476,304 recorded for 1997. On a weighted average share basis, net loss for 1998 was $.32 per diluted share as compared to $.60 per share for 1997, a decrease of 47%. The major contribution to the reduced loss during 1998 was a 125% increase in net interest income and a decrease in the provision for credit losses of $4,380,009 or 68.6%. Further explanation of these results of operations and changes are set forth below.

     The net loss for 1997 was $3,476,304 compared to net income of $1,697,987 for 1996. The loss for 1997 was also attributable to significant credit losses and recorded impairments of long-lived assets.

     During 1998 management discontinued the Company's lending activities in three areas which gave rise to the majority of losses described above. These include medical claims factoring, the southeastern United States division of insurance premium financing and used car floor planning and purchase financing.

     The information presented below reflects the lending and related funding business of the Company.

                                                       Year                Year                Year
                                                      Ended               Ended               Ended
                                                December 31, 1998   December 31, 1997   December 31, 1996
                                                -----------------   -----------------   -----------------
INSURANCE PREMIUM FINANCING:
Average Balance Outstanding                          $ 36,784,786        $ 44,188,830        $ 29,210,848
Average Yield                                                10.2%               11.2%               12.2%
Interest Income                                      $  3,745,792        $  4,935,716        $  3,563,467

CONSUMER, COMMERCIAL  AND REAL ESTATE
 FINANCING:
Average Balance Outstanding                          $ 79,264,565        $ 59,132,390        $ 52,047,775
Average Yield                                                10.1%               10.5%               11.5%
Interest Income                                      $  8,013,705        $  6,183,824        $  5,983,791

MEDICAL CLAIMS FACTORING:
Average Balance Outstanding                          $  3,582,939        $  9,044,262        $  3,660,432
Average Yield                                                29.1%               16.3%               33.7%
Interest Income                                      $  1,044,069        $  1,477,510        $  1,232,463

COST OF FUNDS:
Average Balance of Deposits                          $188,242,954        $154,531,929        $145,572,001
Average Interest Rate                                         3.6%                3.7%                3.7%
Interest Expense                                     $  6,782,611        $  5,749,798        $  5,361,689

COST OF DEBT:
Average Balance of Debt                              $  3,262,500                            $     60,108
Average Interest Rate                                         9.7%                                   11.0%
Interest Expense                                     $    318,082                            $      6,612

     Note: Average balances are computed using daily balances throughout each period.

     The following table shows selected key performance ratios over the last three years:

                                             For the Year Ended December 31,
                                        ---------------------------------------
                                         1998               1997           1996
                                         ----               ----           ----
Return (loss) on average assets           (.9)%             (2.0)%         1.0%

Return (loss) on average equity         (13.2)%            (18.7)%         9.8%

Average equity to average assets           6.8%              10.6%        10.5%

     The Company has entered into a Purchase and Assumption Agreement regarding the sale of the branches of the Bank located in Waxahachie and Midlothian, Texas. The sale of these branches is expected to bring the Bank into full compliance with the Formal Agreement capital requirements. The Bank failed to achieve the capital requirements of the Formal Agreement to be met by March 31, 1999. The Bank submitted a request to the OCC for an extension from March 31, 1999 to September 30, 1999 to meet the capital requirements of the Formal Agreement, which was granted by the OCC, subject to revocation based on the results of examinations by the OCC to be conducted in April and June of 1999 or if the OCC finds the Bank to not be in substantial compliance with the other articles of the Formal Agreement. Upon full compliance with the Formal Agreement, the Bank will seek to have the Formal Agreement lifted. There can be no assurance that, upon meeting the requirements of the Formal Agreement, the OCC will lift the

Formal Agreement. See "Formal Agreement with the OCC" under "Item 1. Business - Supervision and Regulation: Regulation of the Bank."

     The Company's strategy is to comply with the OCC's Formal Agreement and then return to its basic business plan of acquiring community banks with low loan-to-deposit ratios and to use excess deposits to fund insurance premium financing and other lending products. See "Item 1. Business - Acquisitions."

(Loss) Earnings Before Income Taxes

     The loss before income taxes was $(1,295,356) for the year ended December 31, 1998, compared with a loss before income taxes of $(5,276,374) for the year ended December 31, 1997, a change of $3,981,018 or 75.5%. Even though the Bank had a loss before income taxes, an income tax expense was incurred during 1998 as a result of valuation allowance for deferred tax assets in the amount of $868,784. The valuation allowance for the deferred tax assets was needed upon a determination that the realizability of the deferred tax asset could not be assured within a reasonable period of time based upon continuing operations.

     The loss before income taxes was $(5,276,374) for the year ended December 31, 1997, compared with earnings before income taxes of $2,636,115 for the year ended December 31, 1996, a change of $7,912,489 or 300.2%. The substantial increase in the loss before income taxes for the year ended December 31, 1997 versus the year ended December 31, 1996 was a result of a decision by management to charge-off certain medical claims receivables, to make provisions for other medical claims receivables outstanding over 120 days and to recognize an impairment to the unamortized goodwill and other assets of $1,198,288 relating to the medical claims factoring division.

Net Interest Income

     Net interest income is the difference between interest earned on earning assets and interest paid for the funds supporting those assets. The largest category of earning assets consists of loans to businesses and individuals. The second largest is investment securities. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities supporting those assets, affect net interest income. Interest rates primarily are determined by national and international market trends, as well as competitive pressures in the Company's operating markets.

     Net interest income before credit losses for 1998 was $9,417,099, a decrease of $265,787 or 2.7% compared to the prior year. The net decrease reflected a $1,085,108 increase in interest income which was offset by a $1,350,895 increase in interest expense. The Company's yield on earning assets declined to 9.2% in 1998, from 9.9% for 1997. Rates paid on the Company's interest-bearing liabilities remained unchanged at 4.4% in 1997 and 1998. These adverse shifts in yield on earning assets resulted in the net interest margin declining from 6.2% in 1997 to 5.2% for 1998. Meanwhile, an interest income effect of a 14.6% increase in average earning assets was more than offset by the interest expense effect of a 21.2% increase in interest-liabilities. These asset and liability increases arose primarily from the TexStar acquisition. From 1997 to 1998, the average balance of non-interest bearing demand deposits increased $9,029,939 or 40.3%. Average demand deposits as a percent of average total deposits increased to 45.5% in 1998 from 44.2% in 1997.

Summary of Earning Assets and Interest Bearing Liabilities

     Although the year-end detail provides satisfactory indicators of general trends, the daily average balance sheets are more meaningful for analysis purposes than year-end data because averages reflect the day-to-day fluctuations that are common to bank balance sheets. Also, average balances for earning assets and interest-bearing liabilities can be related directly to the components of interest income and interest expense on the statements of income. This provides the basis for analysis of rates earned and paid, and sources of increases and decreases in net interest income as derived from changes in volumes and rates.

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

     The following table sets forth for each category of interest-earning assets and interest-bearing liabilities the average amounts outstanding, the interest earned or paid on such amounts and the average rate paid for the three years ended December 31, 1998. The table also sets forth the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same periods.

           AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME

                                        Year ended December 31, 1998           Year ended December 31, 1997
                                    ---------------------------------------------------------------------------
                                                    Interest                              Interest
                                       Average       Income/    Average      Average       Income/    Average
                                       Balance       Expense      Rate       Balance       Expense      Rate
                                    -------------  -----------  --------  -------------  -----------  --------
ASSETS(1)
Interest-earning assets:
    Interest-bearing deposits       $     94,939   $     5,844      6.2%  $    186,945   $    18,768     10.0%
    U.S. Treasury and agency
       securities(2)                  32,200,324     1,989,418      6.2     35,693,396     2,300,527      6.4
    Federal funds sold                31,027,035     1,718,964      5.5      9,999,199       516,340      5.2
    Loans(3) (4)                     116,049,351    11,759,497     10.1    103,321,220    11,119,540     10.8
    Medical claims receivables         3,582,939     1,044,069     29.1      9,044,262     1,477,510     16.3
    Allowance for credit losses
     and Factoring                    (3,501,675)            -              (1,655,993)            -        -
                                    ------------   -----------     ----   ------------   -----------     -----
Total interest-earning assets        179,452,913    16,517,792      9.2%   156,589,029    15,432,685      9.9%
                                    ------------   -----------     ----   ------------   -----------     -----
    Cash and due from banks            9,098,676                             5,943,102
    Premises and equipment             6,191,020                             3,865,966
    Accrued interest receivable          991,940                               951,155
    Other real estate owned              505,629                               259,828
                                    ------------                          ------------
    Other assets                      12,775,599                             7,296,715
                                    ------------                          ------------
Total assets                        $209,015,777                          $174,905,795
                                    ============                          ============

LIABILITIES(1)
Interest-bearing liabilities:
    Interest-bearing demand
     deposits                       $ 44,741,576     1,151,356      2.6%  $ 38,109,284     1,046,696      2.8%
    Savings deposits                   9,499,843       232,491      2.4      7,846,458       189,443      2.4
    Time deposits                    102,551,436     5,398,764      5.3     86,156,027     4,513,659      5.2
    Notes payable                      3,262,500       318,082      9.7              -             -        -
                                    ------------   -----------     ----   ------------   -----------     -----
Total interest-bearing liabilities   160,055,355     7,100,693      4.4%   132,111,769     5,749,798      4.4%
                                    ------------   -----------     ----   ------------   -----------     -----
    Noninterest-bearing deposits      31,450,099                            22,420,160
    Other liabilities                  3,382,877                             1,759,679
                                    ------------                          ------------
Total liabilities                    194,888,331                           156,291,608
Shareholders' equity                  14,127,446                            18,614,187
                                    ------------                          ------------
Total liabilities and equity        $209,015,777                          $174,905,795
                                    ============                          ============
Net interest income                                $ 9,417,099                           $ 9,682,887
                                                   ===========                           ===========
Net interest spread                                                 4.8%                                  5.5%
                                                                   ====                                  ====
Net interest margin                                                 5.2%                                  6.2%
                                                                   ====                                  ====

                                           Year ended December 31, 1996
                                   ----------------------------------------------
                                                     Interest
                                     Average         Income/             Average
                                     Balance         Expense              Rate
                                   -------------     -----------         -------
ASSETS(1)
Interest-earning assets:
    Interest-bearing deposits      $    531,688      $    42,117            7.9%
    U.S. Treasury and agency
       securities(2)                 38,229,219        2,489,906            6.5
    Federal funds sold               19,291,373        1,078,618            5.6
    Loans(3) (4)                     85,325,222        9,547,258           11.2
    Medical claims receivables        3,660,432        1,232,463           33.7
    Allowance for credit losses
     and Factoring                   (1,162,713)               -              -
                                   ------------      -----------           ----
Total interest-earning assets       145,875,221       14,390,362            9.9%
                                   ------------      -----------           ----
    Cash and due from banks           6,231,693
    Premises and equipment            3,806,385
    Accrued interest receivable       1,010,323
    Other real estate owned             585,587
    Other assets                      6,965,368
                                   ------------
Total assets                       $164,474,577
                                   ============

LIABILITIES(1)
Interest-bearing liabilities:
    Interest-bearing demand
     deposits                      $ 36,910,314      $   880,776            2.4%
    Savings deposits                  8,174,212          176,108            2.1
    Time deposits                    80,397,763        4,298,193            5.3
    Notes payable                        60,108            6,612           11.0
                                   ------------      -----------           ----
Total interest-bearing
 liabilities                        125,542,397        5,361,689            4.3%
                                   ------------      -----------           ----
    Noninterest-bearing deposits     20,089,712
    Other liabilities                 1,564,827
                                   ------------
Total liabilities                   147,196,936
Shareholders' equity                 17,277,641
                                   ------------
Total liabilities and equity       $164,474,577
                                   ============      -----------
Net interest income                                  $ 9,028,673
                                                     ===========
Net interest spread                                                         5.6%
                                                                           ====
Net interest margin                                                         6.2%
                                                                           ====

(1) The average balance sheet and interest income/expense column include the balance sheet and income statement accounts of First National Bank, Midlothian, Texas; Providers Funding Corporation; TexStar National Bank, Universal City, Texas; and the Lufkin area branches from February 29, 1996, March 15, 1996, April 1, 1998 and October 16, 1998 (the respective dates of acquisition or disposition of such bank branches or divisions) through December 31, 1998.
(2) Interest income on tax exempt securities does not reflect the tax equivalent yield and the yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity.
(3) Loans on nonaccrual status have been included in the computation of average balances.
(4) The interest income on loans does not include loan fees. Loan fees are immaterial and are included in noninterest income.

     Net interest margin, the net return on earning assets which is computed by dividing net interest income by average total earning assets, was 5.2% for 1998, a one hundred basis point decline from the previous year. This decline in the margin reflected a lower yield on earning assets contributed to by a declining interest rate market in the fourth quarter of 1998 and a more competitive economic market that resulted in somewhat lower pricing of some loans. Also, competitive market conditions resulted in higher rates being paid on deposit products, along with issuance of subordinated debt in mid-1998.

     The following table reflects the changes in net interest income resulting from changes in interest rates and from asset and liability volume, including mix. The change in interest attributable to both rate and volume has been allocated to the changes in rate and volume on a pro rata basis.

                  RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

                                       Year Ended                                     Year Ended
                                    December 31, 1998                              December 31, 1997
                                      Compared with                                  Compared with
                                    December 31, 1997                              December 31, 1996
                         ---------------------------------------  ---------------------------------------------------
                          Increase/     Increase/                          Increase/      Increase/
                          (Decrease)   (Decrease)      Due to              (Decrease)     (Decrease)       Due to
                            Volume        Rate        Changes                Volume          Rate          Changes
                         ------------  -----------  ------------          ------------  --------------  -------------
Interest Income(1):

  Interest-bearing
   deposits              $    (7,236)   $  (5,688)   $  (12,924)           $  (39,733)    $    16,384     $  (23,349)
    In financial
    institutions
  U.S. Treasury and
   agency Securities        (218,586)     (92,523)     (311,109)             (163,674)        (25,705)      (189,379)
  Federal funds sold       1,162,336       40,289     1,202,625              (485,270)        (77,008)      (562,278)
  Loans(2)                 1,315,518     (675,561)      639,957             1,948,532        (376,250)     1,572,282
 Medical claims
  receivables             (1,196,476)     763,035      (433,441)            1,121,471        (876,424)       245,047
                         -----------    ---------    ----------            ----------     -----------     ----------
  Total interest
   income                  1,055,556       29,552     1,085,108             2,381,326      (1,339,003)     1,042,323
                         -----------    ---------    ----------            ----------     -----------     ----------


  Interest
   Expense(1):
  Interest-bearing
   demand Deposits           164,143      (59,483)      104,660                29,375         136,545        165,920
  Savings deposits            40,430        2,618        43,048                (6,637)         19,972         13,335
  Time deposits              863,023       22,082       885,105               299,270         (83,804)       215,466
  Federal funds
   purchased
    and other
    borrowed funds           318,082            0       318,082                (3,306)         (3,306)        (6,612)
                         -----------    ---------    ----------            ----------     -----------     ----------
  Total interest
   expense                 1,385,678      (34,783)    1,350,895               318,702          69,407        388,109
                         -----------    ---------    ----------            ----------     -----------     ----------
  Net interest
   margin                $  (330,122)   $  64,335    $ (265,787)           $2,062,624     $(1,408,410)    $  654,214
                         ===========    =========    ==========            ==========     ===========     ==========

(1) The average volume and average rate columns include the balance sheet and income statement accounts of the First National Bank, Midlothian, Texas; Providers Funding Corporation; TexStar National Bank, Universal City, Texas; and the Lufkin area branches from February 29, 1996, March 15, 1996, April 1, 1998 and October 16, 1998 (the respective dates of acquisition or disposition of such bank branches or divisions) through December 31, 1998.

(2) Non-accrual loans are included in the average volumes used in calculating this table.

Noninterest Income

     Noninterest income is generated primarily from fees associated with noninterest and interest-bearing accounts as well as fees associated with loans (e.g., loan late fees, deposit account service charges, and exchange fees). Noninterest income for the year ended December 31, 1998 was $3,425,302, an increase of $886,384 or 35% compared with noninterest income of $2,538,918 for the year ended December 31, 1997. The increase in noninterest income is primarily attributed to the gain realized on the sale of the Chester, Kennard, Lufkin and Wells branches of the Bank. The gain realized on the sale amounted to $1.1 million. Noninterest income not including the gain on the sale of the Chester, Kennard, Lufkin and Wells branches was $2,321,819 for the twelve months ended December 31, 1998, which represents a decrease in the noninterest income of 8.5% from the noninterest income for the twelve months ended December 31, 1997 of $2,538,918. The decrease is attributed to the Company's decision to close its Atlanta IPF office. The closure of this office resulted in a decrease in IPF loans and subsequently a decrease in the noninterest income for the twelve months ended December 31, 1998.

     Noninterest income for the year ended December 31, 1997 was $2,538,918, an increase of $661,464 or 35.2% compared with noninterest income of $1,877,454 for the year ended December 31, 1996. The increase in noninterest income is attributed to the increase in late fee charges driven by the increase in average insurance premium finance loans outstanding during 1997 of $44,188,830 when compared to the average balance outstanding during 1996 of $29,210,848. Late fees for the year ended December 31, 1997 were $1,169,407 as compared $681,644 for the same period during 1996.

Noninterest Expense

     Total non-interest expense increased $1,019,587 or 9.2% in 1998 over 1997 reflecting $2,217,875 of increases in salaries and benefits, occupancy expenses, amortization of intangibles and other operating expenses (largely arising from the TexStar acquisition), partially offset by a $1,198,288 decrease in recorded impairments of goodwill. The increase in noninterest expense is attributed to the acquisition of TexStar (i.e., additional occupancy expenses and salary expense), legal expenses of $683,000, settlement and accruals for legal proceedings for $337,000 and operational losses of $230,000 during 1998. The operational losses arise from expenses incurred in the acquisition of TexStar. As a percent of average assets, non-interest expenses were 5.8% in 1998, 6.3% in 1997 and 4.9% in 1996, and the "efficiency ratio" (non-interest expenses divided by total non-interest income plus net interest income) was 112.0% in 1998, 190.4% in 1997 and 75.5% in 1996. The efficiency ratio measures what percentage of total revenues are absorbed by non-interest expense. These measures of operating efficiency compare unfavorably to other financial institutions in the Company's peer groups.

     Noninterest expense was $11,113,183 for the year ended December 31, 1997, an increase of $2,978,171 or 36.6% compared with noninterest expense of $8,135,012 for the year ended December 31, 1996. This increase resulted principally from the decision by the Company's management to recognize an impairment for goodwill relating to the factoring division during 1997 in the amount of $1,151,111, and certain fixed assets within the factoring division in the amount of $46,112. Additionally, the Company's management decided that it was necessary to accrue approximately $370,000 for the preparation of the planned registration statement during the fourth quarter of 1997 and this amount was treated as professional fees. The remaining balance of the increase related to professional fees associated with the proposed acquisition of TexStar as well as additional staffing associated with the acquisition of First National Bank, Midlothian, Texas, and the increase in staffing required by the medical claims receivables division.

                              NONINTEREST EXPENSE

                                                                  Years ended December 31,
                                                    -------------------------------------------------
                                                        1998              1997             1996
                                                   --------------     -------------  ----------------
Salaries and employee benefits                        $ 5,620,710       $ 4,748,097        $4,244,874
Occupancy and equipment                                 2,004,070         1,517,662         1,244,551
General and administrative expense:
    Professional fees                                   1,020,970         1,126,351           467,662
    Settlements and accruals for legal                    336,698                 -                 -
     proceedings
    Office supplies                                       341,028           290,533           386,114
    Travel and entertainment                              128,961           132,476            96,577
    Telephone                                             363,023           342,161           283,564
    Advertising                                           164,163           189,510           174,335
    Postage                                               447,312           374,233           299,388
    Amortization of intangibles                           634,821           506,172           359,717
    Dues and subscriptions                                120,130            72,847            70,559
    Insurance                                             153,260            95,957           167,245
    Bank service charge                                   183,086           116,631           110,881
    FDIC assessment                                        69,976            15,626             3,553
    Credit reports                                         32,796            46,314            22,850
    Operational losses                                    229,761            13,987            23,075
    Other                                                 282,005           326,338           180,067
                                                      -----------       -----------        ----------
     Total general and administrative                   4,507,990         3,649,136         2,645,587
Impairment of long lived assets                                 -         1,198,288                 -
                                                      -----------       -----------        ----------
    Total noninterest expense                         $12,132,770       $11,113,183        $8,135,012
                                                      ===========       ===========        ==========


Income Taxes

     The Company and the Bank will file a consolidated tax return for 1998. The Company's effective tax rate for 1998 is 43.8% due to income tax expense of $567,757 on a loss before taxes of $(1,295,356) for the year ended December 31, 1998 as compared with income tax benefit of $(1,800,070), or an effective tax rate of 34.1% on a loss before taxes of $(5,276,374) for the year ended December 31, 1997. The tax expense for 1998 is a result of management's decision to provide a 100% valuation allowance for deferred tax asset in the amount of $868,784.

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

     One way to analyze interest rate risk is to evaluate the balance of the interest rate sensitivity position. A mix of assets and liabilities that are roughly equal in volume and term and repricing represents a matched interest rate sensitivity position. Any excess of assets or liabilities in a particular period results in an interest rate sensitivity gap. The following table presents the interest rate sensitivity for the Bank's interest-earning assets and interest-bearing liabilities at December 31, 1998:

                INTEREST RATE SENSITIVE ASSETS AND LIABILITIES

                                                3 months      6 months        1 year
                                  3 months         to            to             to           Over
                                  or less       6 months       1 year        5 years       5 years         Total
                                ------------  ------------  -------------  ------------  ------------  -------------
Interest-earning assets:
  Interest-earning deposits in                                             $    94,939                 $     94,939
    financial institutions
  Investment securities         $ 9,564,813   $   570,000   $    500,000     3,373,816   $10,358,237     24,366,866
  Federal funds sold             24,761,752                                                              24,761,752
  Loans, net of unearned
    Interest                     39,971,141    15,775,603     13,072,722    24,421,050     6,190,245     99,430,761
  Medical claims receivable         646,378             -              -             -             -        646,378
                                -----------   -----------   ------------   -----------   -----------   ------------
Interest-earning assets          74,944,084    16,345,603     13,572,722    27,889,805    16,548,482    149,300,696
                                -----------   -----------   ------------   -----------   -----------   ------------

Interest-bearing
  liabilities:
  Interest-bearing demand
     Deposits                    35,235,325                                                              35,235,325
  Savings deposits                8,313,889                                                               8,313,889
  Time deposits                  24,080,103    14,735,581     29,471,162    11,860,792             -     80,147,638
                                -----------   -----------   ------------   -----------   -----------   ------------
Interest-bearing
  Liabilities                    67,629,317    14,735,581     29,471,162    11,860,792             -    123,696,852

Period interest sensitivity
  Gap                             7,314,767     1,610,022    (15,898,440)   16,029,013    16,548,482     25,603,844
                                -----------   -----------   ------------   -----------   -----------   ------------
Cumulative interest
  sensitivity gap               $ 7,314,767   $ 8,924,789   $ (6,973,651)  $ 9,055,361   $25,603,844   $ 25,603,844
                                -----------   -----------   ------------   -----------   -----------   ------------
Cumulative gap as a
  Percent of total assets              4.19%         5.11%        (3.99)%         5.18%        14.65%         14.65%

Cumulative interest-
  sensitive assets as
  percent of cumulative
  interest-sensitive
  liabilities                         110.8%        110.8%          93.8%        107.3%        120.7%         120.7%

     The cumulative rate-sensitive gap position at one year was a liabilitiy-sensitive position of $7.0 million, or a negative 4.0%. Accordingly, the Company believes it will not experience a significant impact from changes in interest rates.

     The Company undertakes this interest rate-sensitivity analysis to monitor the potential risk to future earnings from the impact of possible future changes in interest rates on currently existing net assets or net liability positions. However, this type of analysis is as of a point-in-time, when in fact the Company's interest rate sensitivity can quickly change as market conditions, customer needs, and management strategy change. Thus, interest rate changes do not affect all categories of assets and liabilities equally or at the same time. The Company's investment policy does not permit the purchase of derivative financial instruments or structured notes.

     The preceding table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. At December 31, 1998 the Bank held $3,179,716 in mortgage-backed securities. Although the mortgage-backed securities have a stated maturity greater than five years, it is not uncommon for mortgage-backed securities to fully pay down well ahead of stated maturities. As a result, assets and liabilities indicated as repricing within the same period may, in fact, reprice at different times and at different rate levels.

ANALYSIS OF FINANCIAL CONDITION

Loans and Asset Quality

     The Company's loans are diversified by borrower and industry group. There was a slight decrease in loans from December 31, 1997 to December 31, 1998 by approximately $500,000 along with a significant change in the composition of the loan portfolio, primarily a decrease in the amount of insurance premium finance loans by approximately 38% and an increase in the amount of real estate loans of approximately 57%. The decrease in insurance premium finance loans is attributed to the Company's decision to close its southeast office in Atlanta, Georgia and the increase in real estate loans is attributed to the acquisition of TexStar. Loan growth has occurred during 1997, 1996, 1995 and 1994 and can be attributed to acquisitions, increased loan demand and the addition of new lending products. The following table describes the composition of loans by major categories outstanding at December 31, 1998, 1997, 1996, 1995 and 1994:

             LOAN PORTFOLIO AND MEDICAL CLAIMS RECEIVABLES NALYSIS

                                                                      December 31,
                                            ----------------------------------------------------------------------
                                              1998            1997           1996           1995          1994
                                            ----------------------------------------------------------------------

                                                                    Aggregate Principal Amount
                                                                    --------------------------
Loans
  Insurance premium financing              $ 24,887,202   $ 40,373,695    $39,168,604   $22,409,356   $20,931,642
  Commercial loans                           29,270,444     23,171,566     22,745,139    16,301,840    13,205,698
  Installment loans                           4,250,159     10,632,451     12,631,520    10,645,406    12,029,243
  Real estate loans                          41,939,108     26,668,598     24,774,167    16,281,558    17,297,636
                                           ------------   ------------    -----------   -----------   -----------
   Total loans                              100,346,913    100,846,310     99,319,430    65,638,160    63,464,219
  Less:  Unearned interest                     (916,152)    (2,212,391)    (2,501,747)   (1,869,751)   (1,506,843)
    Allowance for credit losses              (1,961,840)      (950,809)    (1,067,041)     (535,250)     (562,649)
                                           ------------   ------------    -----------   -----------   -----------
       Total loans, net                    $ 97,468,921   $ 97,683,110    $95,750,642   $63,233,159   $61,394,727
                                           ============   ============    ===========   ===========   ===========

Medical claims receivables
  Medical claims receivables, net
     of unearned interest                  $    646,378   $  7,381,040    $ 6,334,005   $ 3,333,830   $ 2,705,974
     Allowance for medical claims
      Receivables losses                       (141,184)    (4,307,885)      (217,733)     (167,677)     (135,299)
                                           ------------   ------------    -----------   -----------   -----------
Total medical claims
     receivables, net                      $    505,194   $  3,073,155    $ 6,116,272   $ 3,166,153   $ 2,570,675
                                           ============   ============    ===========   ===========   ===========

                                                                Percentage of Loan Portfolio
                                                                ----------------------------
 Loans:
  Insurance premium financing                      24.9%          40.0%          39.4%         34.1%         33.0%
  Commercial loans                                 29.1           23.0           22.9          24.8          20.8
  Installment loans                                 4.2           10.5           12.7          16.2          19.0
  Real estate loans                                41.8           26.5           25.0          24.9          27.2
                                           ------------   ------------    -----------   -----------   -----------
       Total                                      100.0%         100.0%         100.0%        100.0%        100.0%
                                           ============   ============    ===========   ===========   ===========


     The concentration of insurance premium financing loans may expose the Bank to greater risk of loss than would a more diversified loan portfolio.

     As of December 31, 1998 and 1997 commitments of the Bank under standby letters of credit and unused lines of credit totaled approximately $6,891,000 and $5,048,000, respectively.

     Stated loan maturities (including floating rate loans reset to market interest rates) of the total loan portfolio, net of unearned income, as of December 31, 1998 were:

                             STATED LOAN MATURITIES

                                                              One
                                             Within         Year to         After
                                              One            Five           Five
                                              Year           Years          Years          Total
                                         --------------  -------------  -------------  -------------
Stated Loan Maturities/Floating Rates       $23,341,200                                  $23,341,200
 Reset:                                      45,478,266    $24,421,050     $6,190,245     76,089,561
    Insurance premium financing             -----------    -----------     ----------    -----------
                                            $68,819,466    $24,421,050     $6,190,245    $99,430,761
    Commercial and real estate loans        -----------    -----------     ----------    -----------
            Total
                                            $   646,378                                  $   646,378
    Medical claims receivable               ===========                                  ===========

     Rate sensitivities of the total loan portfolio before unearned income as of December 31, 1998 were as follows:

                                 LOAN REPRICING

                                                              One Year                 After
                                        Within                 To Five                 Five
                                       One Year                 Years                  Years                 Total
                                       --------                 -----                  -----                 -----
Fixed Rate                            $44,890,299            $15,609,127            $6,190,245            $66,689,671
Variable Rate                          22,530,367              8,811,923                                   31,342,290
Non Accrual                             1,398,800                                                           1,398,800
                                      -----------            -----------            ----------            -----------
     Total                            $68,819,466            $24,421,050            $6,190,245            $99,430,761
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

     Management has established a schedule to be used as a guideline for insurance premium finance loans in determining what level of reserve is appropriate and if charge-off of the loan is needed. All insurance premium finance loans from 120 days to 149 days past the cancellation date are classified as substandard and require a 25% allowance reserve. All insurance premium finance loans 150 days to 179 days past cancellation date are classified as doubtful and require a 50% allowance reserve. All loans which are greater than 179 days are classified as a loss and are charged-off. Any insurance premium finance loan which is guaranteed 100% by a state or exchange guarantee fund require a 50% allowance reserve. Beginning in 1998, insurance premium finance loans which continue to be outstanding are put on non-accrual status after 120 days past the cancellation date. A similar set of guidelines have been established for the medical claims factoring. All medical claims receivables are considered current if their aging is between zero days and 60 days from funding. Receivables 61 days to 90 days are classified as special mention and require a 10% allowance reserve. Receivables 91 days to 120 days are classified as substandard and require a 33% allowance reserve. Receivables 121 days to 180 days are classified as doubtful and require a 66% allowance reserve. Any receivable which continues to be outstanding and aged beyond 180 days is classified as a loss and is charged-off. Receivables are put on non-accrual after 90 days from funding.

     Other nonperforming assets consist of real estate acquired through loan foreclosures, other workout situations and other assets acquired through repossessions or medical factoring receivables aged beyond 120 days since the initial funding. It is estimated that the nonaccrual loans for 1998 and 1997 would have earned interest income of approximately $141,279 and $9,922 on an annualized basis. The following table summarizes nonperforming assets by category as of December 31, 1998 and 1997:

                                 NONPERFORMING ASSETS

                                                         1998                 1997
                                                      ----------           ----------
Nonaccrual loans                                      $1,398,800           $   91,868
Loans 90 days past due and still accruing
 interest                                                414,969               97,537
                                                      ----------           ----------
Total nonperforming loans                              1,813,769              189,405
Medical claims receivable aged beyond 120 days                 -            4,183,064
Other real estate owned and other assets                 205,877              158,271
                                                      ----------           ----------
Total nonperforming assets                            $2,019,646           $4,530,740
                                                      ----------           ----------
Nonperforming assets to total assets                         1.2%                 2.6%
Nonperforming loans to total loans                           1.8%                 0.2%

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

     The following table sets forth a summary of other real estate owned and other collateral acquired as of December 31, 1998:

             OTHER REAL ESTATE OWNED AND OTHER COLLATERAL ACQUIRED

                                          Number of          Net Book Carrying
        Description                     Parcels/Autos              Value
--------------------------              -------------        -----------------
Vacant land or unsold lots                     4                 $158,545
Repossessed automobiles                       14                   47,332
                                              --                 --------
Total                                         18                 $205,877

Allowance for Credit Losses on Loans

     In originating loans, the Company recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for such loan. The allowance for credit losses represents the Company's estimate of the allowance necessary to provide for losses incurred in the loan portfolio. In making this determination, the Company analyzes the ultimate collectibility of the Company's loan portfolio, incorporating feedback provided by the internal loan review staff and provided by examinations performed by regulatory agencies. The Company makes an ongoing evaluation as to the adequacy of the allowance for credit losses. To establish the appropriate level of the allowance, all loans (including nonperforming loans), commitments to extend credit and standby letters of credit are reviewed and classified as to potential loss exposure. Specific allowances are then established for those loans, commitments to extend credit or standby letters of credit with identified loss exposure and an additional allowance is maintained based upon the size, quality, and concentration characteristics of the remaining loan portfolio using both historical quantitative trends and the Company's evaluation of qualitative factors, including future economic and industry outlooks. The determination by the Company of the appropriate level of allowance amount, excluding medical receivables factoring, was $1,961,840 at December 31, 1998.

     The Company recorded a $2.7 million provision for credit losses during the twelve months ended December 31, 1998, and charged off IPF loans net of recoveries in the amount of $1.8 million and charged off the Bank's traditional loan products net of recoveries $722,844, for the twelve months ended December 31, 1998. The substantial increase in the provision for credit losses on IPF loans and IPF loan charge-offs for the twelve months ended December 31, 1998 were primarily related to IPF loans generated by the Bank's southeastern United States insurance premium financing operation, headquartered in Atlanta, Georgia. The Atlanta office has been closed and, with the exception of a few relationships, loan production from that market has been terminated. Management will continue to actively and aggressively attempt to collect the charged-off IPF loans. Management believes that all known losses in the IPF portfolio have been recognized. The additional provision in the Bank's traditional loan portfolio is also attributed to net loan charge-offs of $722,844. The Bank had charge-offs of $555,230 on commercial loans. This charge-off was related primarily to the Bank's used car floor plan lending program. The Bank has discontinued its used car floor plan lending program.
The Bank had a charge-off in its installment loan program of $305,333. This charge-off is primarily attributed to consumer auto installment loans made in connection with the Bank's used car floor plan lending program. After the Bank had determined to discontinue the used car floor plan lending program, the Bank saw an increase in the amount of defaults on its consumer auto installment loan program. The Bank made the necessary charge-offs and has discontinued its consumer auto installment loan program as it relates to the floor plan lending.

     The allowance for credit losses is based on estimates, and ultimate results could vary from current estimates. These estimates are reviewed monthly and as adjustments, either positive or negative, become necessary they are reported in earnings in the periods in which they become known. The following table presents a detailed analysis of the Company's allowance for credit losses for the five years ended December 31, 1998:

                      ALLOWANCE FOR CREDIT LOSSES ON LOANS

                                                               December 31,
                                     -----------------------------------------------------------------------
                                         1998           1997           1996          1995          1994
                                     -------------  -------------  ------------  ------------    -----------

Beginning balance                    $    950,809   $  1,067,041   $   535,250   $   562,649     $   282,253
                                     ------------   ------------   -----------   -----------     -----------
Charge-offs:
  Commercial loans                      (555,230))       (32,519)       (6,245)      (13,151)        (41,537)
  Installment loans                      (305,333)      (367,493)     (188,419)     (104,295)       (163,669)
  Real estate loans                       (10,058)       (38,046)      (21,185)                       (5,350)
  Insurance premium finance            (2,287,015)             -          (939)            -          (1,710)
                                     ------------   ------------   -----------   -----------     -----------
Total charge-offs                      (3,157,636)     ( 438,058)   (  216,788)   (  117,446)    (   212,266)
                                     ------------   ------------   -----------   -----------     -----------
Recoveries:
  Commercial loans                         83,515          6,258         5,067         1,012          15,698
  Installment loans                        49,071         92,511        43,538        37,366          43,070
  Real estate loans                        15,191         40,455        10,240        13,288
  Insurance premium finance               501,084         42,602         2,720             -           2,488
                                     ------------   ------------   -----------   -----------     -----------
Total recoveries                          648,861        181,826        61,565        51,666          61,256
                                     ------------   ------------   -----------   -----------     -----------

Net charge-offs                        (2,508,775)      (256,232)     (155,223)      (65,780)       (151,010)

Bank acquisition                          820,625              -       614,700        10,759         340,832

Provision for credit losses on          2,699,181        140,000        72,314        27,622          90,574
 loans                               ------------   ------------   -----------   -----------     -----------
Ending balance                       $  1,961,840   $    950,809   $ 1,067,041   $   535,250     $   562,649
                                     ============   ============   ===========   ===========     ===========
Period end total loans, net of
   Unearned interest                 $ 99,430,761   $ 98,633,919   $96,817,683   $63,768,409     $61,957,376
                                     ============   ============   ===========   ===========     ===========

Average loans                         $116,049,351   $103,321,220   $85,325,222   $64,644,273     $38,127,350

Ratio of net charge-offs to
 average    loans                             2.2%           0.3%          0.2%          0.1%            0.4%
                                     ============   ============   ===========   ===========     ===========
Ratio of provision for credit
 losses on Loans to average loans             2.3%           0.1%          0.1%          0.0%            0.2%
                                     ============   ============   ===========   ===========     ===========
Ratio of allowance for credit
 losses on Loans to ending total loans        2.0%           1.0%          1.1%          0.8%            0.9%
                                     ============   ============   ===========   ===========     ===========
Ratio of allowance for credit
 losses on Loans to total
 nonperforming loans                        108.2%         502.0%        417.4%         758.5%         463.4%
                                     ============   ============   ===========   ===========     ===========
Ratio of allowance for credit
 losses on Loans to total
 nonperforming assets                        97.1%          21.0%         51.5%         44.1%          144.8%
                                     ============   ============   ===========   ===========     ===========


     The following table sets forth an allocation of the allowance for credit losses among categories as of December 31, 1998 and 1997. The Company believes that any allocation of the allowance for credit losses into categories lends an appearance of precision which does not exist. The allowance is utilized as a single unallocated allowance available for all loans. The following allocation table should not be interpreted as an indication of the specific amounts or the relative proportion of future charges to the allowance. Such a table is merely a convenient device for assessing the adequacy of the allowance as a whole. The following allocation table has been derived by applying a general allowance to the portfolio as a whole, in addition to specific allowance amounts for internally classified loans. In retrospect, the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current condition. Accordingly, the entire allowance is available to absorb losses in any category.

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

                                                     December 31, 1998                              December 31, 1997
                                       -------------------------------------------      ---------------------------------------
                                                                    Percent of                                    Percent of
                                                                     Allowance                                    Allowance
                                              Amount                by Category              Amount              by Category
                                       ------------------     --------------------      ---------------     -------------------
Insurance premium
  Financing loans                              $  644,456                     32.9%            $353,765                    37.2%
Commercial loans                                  450,724                     23.0%             152,117                    16.0%
Installment loans                                 351,246                     17.9%             234,798                    24.7%
Real estate loans                                 515,414                     26.2%             210,129                    22.1%
                                       ------------------     --------------------      ---------------     -------------------

          Total                                $1,961,840                      100%            $950,809                   100.0%
                                       ==================     ====================      ===============     ===================

                 ALLOWANCE FOR MEDICAL CLAIMS RECEIVABLE LOSSES

     The Company has substantially reduced its medical claims factoring operations. The allowance for medical claims receivables losses was based on estimates, and ultimate results could vary from estimates. These estimates were reviewed monthly and as adjustments, either positive or negative, became necessary they were reported in earnings in the periods in which they became known. The following table presents a detailed analysis of the Company's allowance for medical claims receivables losses for the five years ended December 31, 1998:

                                                                  December 31,
                                     -------------------------------------------------------------------
                                         1998           1997          1996         1995         1994
                                     -------------  ------------  ------------  -----------  -----------
Beginning balance                    $ 4,307,885   $   217,734    $  167,677    $  135,299   $  118,974
                                      -----------   -----------    ----------    ----------   ----------
  Charge-offs                          (4,428,530)   (2,156,355)      (12,629)
  Recoveries                              956,023         1,510
                                      -----------   -----------    ----------    ----------   ----------
Net charge-offs                        (3,472,506)   (2,154,845)      (12,629)

(Credit) provision for medical
 claims receivable      losses           (694,194)    6,244,996        62,686        32,378       16,325
                                      -----------   -----------    ----------    ----------   ----------
Ending balance                        $   141,184   $ 4,307,885    $  217,734    $  167,677   $  135,299
                                      ===========   ===========    ==========    ==========   ==========
Period end medical claims
 receivables, net of unearned
 interest                             $   646,378   $ 7,381,040    $6,334,005    $3,333,830   $2,705,974
                                      ===========   ===========    ==========    ==========   ==========
Average medical claims receivables    $ 3,582,939   $ 9,044,262    $3,660,432    $3,239,985   $2,009,576
                                      ===========   ===========    ==========    ==========   ==========

     The Company recorded a $694,194 credit for medical claims receivables losses during the twelve months ended December 31, 1998. The credit can be attributed to the recovery of unearned revenue as a result of charge-offs accompanied by an overall reduction of the required allowance due to recoveries. The medical claims receivables portfolio had a gross balance of $8,079,524 at December 31, 1997. This balance had been reduced to a gross balance of $646,378 by December 31, 1998 through collections, recoveries and charge-offs.
Recoveries for the twelve months ended December 31, 1998 were $956,023 as compared to $1,510 for the same period during 1997. Charge-offs were $4,428,530 and $2,156,355 for the twelve months ended December 31, 1998 and 1997, respectively.

Investment Activities

     As of December 31, 1998, $24,366,866 in investment securities were classified as available-for-sale. The investment portfolio, which was 16.6% of the Company's earning asset base as of December 31, 1998, is being managed to minimize interest rate risk, maintain sufficient liquidity and maximize return. The Company's financial planning anticipates income streams based on normal maturity and reinvestment. The short duration of the portfolio provides adequate liquidity through normal maturities. Investment securities classified as available-for-sale are purchased with the intent to provide liquidity and to increase returns. The securities classified as available-for-sale are carried at fair value. The Company does not have any securities classified as trading or held-to-maturity at December 31, 1998 and December 31, 1997.

     On April 1, 1998 the Bank's investment portfolio increased by $19.3 million as a result of the acquisition of TexStar. In anticipation of the acquisition, management determined that it was necessary to restructure the investment portfolio beginning in the fourth quarter of 1997. In order to complete the restructure, management transferred all securities classified as held-to-maturity to the available-for-sale classification. The amount transferred from the held-to-maturity classification to the available-for-sale classification was $17,370,604 with a net unrealized gain of $142,212. The reclassification from the held-to-maturity classification to the available-for-sale classification will prohibit the Bank from utilizing the held-to-maturity classification for a period of time. The securities added to the investment portfolio through the acquisition increased the size of the investment portfolio by approximately 44.1%, and closely matched the restructured investment objectives of the Bank. The efforts to restructure the investment portfolio were completed before the acquisition. As of December 31, 1998 proceeds from the maturity of available-for-sale securities were $44,130,203 and sales of available-for-sale securities during 1998 were $5,807,634, with a gross realized gain on the sale of these securities in the amount of $120,353. As of December 31, 1997 proceeds from the maturity of held-to-maturity securities were $5.2 million and the maturity of available-for-sale securities were $6.2 million.

     The securities within the available-for-sale classification had an amortized cost of $24.3 million and an estimated market value of $24.4 million on December 31, 1998. The unrealized gain in the available-for-sale securities was $73,649 as of December 31, 1998. These unrealized gains are the result of interest rate movements during 1998 and other market factors, and would be realized in part or in whole if some or all of the available-for-sale securities were sold and no changes in the respective market values occurred.

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

     As of December 31, 1998 the mortgage-backed securities held by the Bank were classified as available-for-sale, and all were fixed rate securities. The available-for-sale securities are carried at fair value.

     The following tables describe the composition of investment securities portfolio by major category and maturity at December 31, 1998:

                              INVESTMENT PORTFOLIO

                                                  December 31, 1998         December 31, 1997
                                                  Available-for-Sale       Available-for-Sale
                                                  ------------------       -------------------

U.S. Treasury notes                                   $ 5,512,050              $ 4,993,751
U.S. government agencies                               11,710,341               18,494,687
State and county municipal securities                   2,514,782                3,806,271
Mortgage backed securities                              3,179,716                  442,699
Other investments                                       1,449,977                1,047,754
                                                      -----------              -----------

Total                                                 $24,366,866              $28,785,162
                                                      ===========              ===========


                INVESTMENT PORTFOLIO MATURITY/REPRICING SCHEDULE

                      Maturing
                         or
                      Repricing


                                               After                 After 5
                      Within 1                 1 Year                 Years                   Other
                        Year                    but                    but                  Securities
                                               Within                 Within
                                              5 Years                10 Years


                               Amount       Yield      Amount       Yield      Amount     Yield      Amount   Yield
                             -----------    -----    ----------     ------  ----------    ------    --------- -----
  U.S. Treasury notes        $ 5,512,050     5.3%
  U.S. government agencies     5,504,665     5.3%    $1,480,975     6.2%    $4,724,701     6.4%
  Municipals                     296,374     4.9%     1,363,383     4.9%       855,025     4.9%
  Mortgage-backed                                                                                   3,179,716  6.7%
   securities
  Other investments                    -                      -                      -              1,449,977  N/A
                             -----------             ----------             ----------             ----------
Total                        $11,313,089             $2,844,358             $5,579,726             $4,629,693
                             ===========             ==========             ==========             ==========

                     INVESTMENT PORTFOLIO MATURITY SCHEDULE

                                                   U.S.                             Mortgage-
                            U.S. Treasury       Government                            Backed
                                Notes            Agencies         Municipals        Securities         Other            Total
                            -------------       ----------        ----------       -----------      ----------
Within one year               $5,512,050        $ 5,504,665       $  296,374                                          $11,313,089
One year to two years                                                252,284                                              252,284
Two years to three                                1,003,150          280,453                                            1,283,603
 years
Three years to four                                                  645,197                                              645,197
 years
Four years to five                                  477,825          185,449                                              663,274
 years
After five years                                  4,724,701          855,025                                            5,579,726
Other securities                                                                    $3,179,716      $1,449,977          4,629,693
                              ----------        -----------       ----------        ----------      ----------        -----------
Total                         $5,512,050        $11,710,341       $2,514,782        $3,179,716      $1,449,977        $24,366,866
                              ==========        ===========       ==========        ==========      ==========        ===========

Deposit Activities

     Deposits are attracted through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more), and retirement savings plans. The Company's average balance of total deposits was $188,242,954 for the year ended December 31, 1998, representing an increase of $33,711,025 or 21.8% compared with the average balance of total deposits for the year ended December 31, 1997. The Company's average balance of total deposits was $154,531,929 for the year ended December 31, 1997, representing an increase of $8,959,928 or 6.2% compared with the average balance of total deposits for the year ended December 31, 1996. The net increase in deposits during 1998 is primarily due to the acquisition of TexStar and the increases in deposits during 1997 are due to internally generated growth.

     The following table sets forth certain information regarding the Bank's average deposits as of December 31, 1998 and 1997:

                                AVERAGE DEPOSITS

                                               December 31, 1998                           December 31, 1997
                                       ----------------------------------         -----------------------------------
                                         Average       Percent    Average            Average       Percent     Average
                                         Amount       of Total   Rate Paid           Amount       of Total    Rate Paid
                                      ------------    --------   ---------        ------------    --------    ---------
Noninterest-bearing demand
 deposits                             $ 31,450,099      16.7%          -          $ 22,420,160      14.5%          -
Interest-bearing demand
 deposits                               44,741,576      23.8%        2.6%           38,109,284      24.7%        2.8%
Savings deposits                         9,499,843       5.0%        2.4%            7,846,458       5.1%        2.4%
Time deposits                          102,551,436      54.5%        5.3%           86,156,027      55.7%        5.2%
                                      ------------     -----         ---          ------------     -----         ---
  Total average deposits              $188,242,954     100.0%        4.4%         $154,531,929     100.0%        4.4%
                                      ============     =====         ===          ============     =====         ===

     As of December 31, 1998 non-brokered time deposits over $100,000 represented 15.6% of total deposits, compared with 15.2% of total deposits as of December 31, 1997. As of December 31, 1998 jumbo certificates of deposits in excess of $100,000 accounted for $24,224,817 of the Bank's deposits. Of this amount, $22,436,964 had a maturity of one year or less. The Bank does not have and does not solicit brokered deposits.

     The following table sets forth the remaining maturities for time deposits of $100,000 or more at December 31, 1998 and 1997:

                       TIME DEPOSITS OF $100,000 OR MORE

                                          December 31,         December 31,
          Maturity Range                     1998                  1997
          --------------                  -----------          -----------
Three months or less                      $ 9,236,000          $ 9,924,000
Three through six months                    4,400,000            3,932,000
Six through twelve months                   8,801,000            7,863,000
Over one year and less than two
 years                                      1,788,000            1,773,000
Over five years                                     -                    -
                                          -----------          -----------
                        Total             $24,225,000          $23,492,000
                                          ===========          ===========

Liquidity

     The Bank's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At December 31, 1998, 15.2% of the Bank's interest-bearing liabilities were in the form of time deposits of $100,000 and over. Substantially all of such large deposits were obtained from the Bank's market area, and none were obtained through brokers. Management believes these deposits to be a stable source of funds. However, if a large number of these time deposits matured at approximately the same time and were not renewed, the Bank's liquidity could be adversely affected. Currently, the maturities of the Bank's large time deposits are spread throughout the year, with approximately 38% maturing in the first quarter of 1998, 18% maturing in the second quarter of 1998, and the remaining 36% maturing in the second half of 1998 and the remaining 8% maturing thereafter. The Bank monitors those maturities in an effort to minimize any adverse effect on liquidity. The Bank is limited through regulatory commitments from using brokered funds without prior approval.

     The Company raised approximately $4,350,000 during 1998 in a private subordinated debt offering and $116,000 during 1997, $7.4 million during 1996, $1.2 million during 1995 and $2.3 million during 1994 through the sale of the Company's common stock in registered stock offerings, private stock offerings or incentive stock option exercises. Management anticipates that future registered and private offerings of the Company's common stock may be used to raise additional capital, in connection with acquisitions or if the regulatory capital requirements with which the Bank must comply necessitate the injection of additional capital by the Company into the Bank. Failure to raise such additional capital could adversely impact the growth of the Bank or result in its failure to comply with applicable regulatory capital requirements, which could necessitate a reduction in the volume of assets and deposits of the Bank. Such reductions could adversely affect the Bank's earnings and liquidity. See "Capital Adequacy Guidelines" under "Item 1. Business - Supervision and
Regulation: Regulation of the Bank."

     On April 1, 1998 the Company completed the acquisition of TexStar through the merger of TexStar into Surety Bank. As of April 1, 1998 TexStar had total assets of $70,335,000, and Surety Bank's total assets as of the same date were $177,871,000. The assets and liabilities of TexStar have been recorded at their fair values as of April 1, 1998.

     In September 1997 the Bank made application to become a member of the Federal Home Loan Bank. Upon acceptance on October 9, 1997 the Bank purchased 5,247 shares of Federal Home Loan Bank of Dallas capital stock for $524,700. As a member, the Bank has the option of borrowing up to $10,700,000 from the Federal Home Loan Bank, subject to a borrowing base that is determined from the Bank's first mortgage loans and Federal Home Loan Bank stock.

     The payment of dividends by the Bank is subject to the provisions of 12 U.S.C. (S) 60 which provides that no dividend may be declared or paid without the prior approval of the OCC if the total of all dividends, including the proposed dividend, in any calendar year exceeds the total of the Bank's net profits for that year combined with its retained net profits of the preceding two years. The Bank incurred an accumulated loss for fiscal years 1998 and 1997 in the amount of $4,707,359. Under 12 U.S.C. (S) 60 the Bank will not be able to declare a dividend, without the prior approval of the OCC, until it has profits in excess of $4,707,359. No assurance can be given if and when the Bank will attain such level of profitability.

     On November 19, 1998 the Board of Directors of the Bank entered into the Formal Agreement with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999 and is required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, the Bank was required to achieve by March 31, 1999 total risk-based capital at least equal to 12% of risk-weighted assets and Tier I leverage capital at least equal to 7.5% of adjusted total assets, and is required to achieve by December 31, 1999 total risk-based capital at least equal to 14% of risk-weighted assets. At December 31, 1998 the Bank had total risk-based capital of 10.24% of risk weighted assets and Tier I leverage capital of 5.64% of adjusted total assets. The Bank failed to achieve the capital levels and the leverage ratio required by the Formal Agreement to be met by March 31, 1999. The Bank submitted a request to the OCC for an extension from March 31, 1999 to September 30, 1999 to meet the capital requirements of the Formal Agreement. The OCC granted the extension, subject to revocation based on the results of examinations by the OCC to be conducted in April and June of 1999. See Management's plans to address this compliance issue in "Item 1. Business - Recent Developments." See also "Formal Agreement with the OCC" under "Item 1. Business - Supervision and Regulation: Regulation of the Bank."

     In the longer term, the liquidity of the Company and its ability to meet its cash obligations will depend substantially on its receipt of dividends from the Bank, which are limited by banking statutes and regulations. See "Item 1. Business - Supervision and Regulation."

Capital Resources

     The Company's shareholders' equity at December 31, 1998 was $14.0 million, compared with $15.9 million at December 31, 1997. The decrease in equity was primarily the result the 1998 net loss.

     The Company repurchased 45,547 and 18,671 shares as treasury stock during 1998 and 1997, respectively, at a total cost of $202,615 and $98,289 for 1998 and 1997, respectively. The shares repurchased as treasury stock were repurchased in connection with an exercise of stock options.

     Exclusive of the Formal Agreement, the Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half (or 4%) must be in the form of Tier 1 (core) capital, and a leverage ratio of 3%. The remaining one-half (or 4%) may be either in the form of Tier 1
(core) or Tier 2 (supplementary) capital. The amount of loan loss allowance that may be included in capital is limited to 1.25% of risk-weighted assets. The ratio of Tier 1
(core) and the combined amount of Tier 1 (core), Tier 2 (supplementary) capital to risk-weighted assets, and leverage ratio for the Bank were 8.98%, 10.24%, and 5.64%, respectively, at December 31, 1998, and 9.92%, 11.28%, and 6.24%,
respectively, at December 31, 1997. The Bank is currently in compliance with these standard guidelines; however, the Bank is not in compliance with the guidelines of the Formal Agreement at March 31, 1999. The Bank submitted a request to the OCC for an extension from March 31, 1999 to September 30, 1999 to meet the capital requirements of the Formal Agreement. The OCC granted the extension, subject to revocation based on the results of examinations by the OCC to be conducted in April and June of 1999 or if the OCC finds the Bank to not be in substantial compliance with the other articles of the Formal Agreement. Management expects to achieve the Formal Agreement capital requirements of total risk-based capital at least equal to 14% of risk-weighted assets and Tier I leverage capital at least equal to 7.5% upon completion of the sale of the branches located in Midlothian and Waxahachie, Texas. See "Capital Adequacy Guidelines" under "Item 1. Business -Supervision and Regulation: Regulation of the Bank."

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

     The following table sets forth an analysis of the Bank's capital ratios as required at December 31, 1998. The Bank will not be in compliance with these guidelines at March 31, 1999:

                                 RISK-BASED CAPITAL RATIOS


                                                             Minimum       Well-     September 30, 1999  September 30, 1999
                                                             Capital    Capitalized   Formal Agreement    Formal Agreement
                                December 31,                 Ratios        Ratios        Ratios(2)           Ratios(2)
                       ------------------------------      ----------   -----------  ------------------  ------------------
                            1998             1997
                            ----             ----
Tier I risk-based      $  9,314,000      $ 10,277,000
 capital
Tier II risk-based        1,304,000         1,402,000
 capital
  Total capital          10,618,000        11,679,000
Risk-weighted assets    103,722,000       103,559,000
Capital ratios:
  Tier I risk-based            8.98%             9.92%           4.00%         6.00%
   capital
  Tier II risk-based          10.24             11.28            8.00         10.00         12.00%           14.00%
   capital
  Leverage ratio(1)            5.64              6.24            4.00          5.00          7.50             7.50

(1) Calculated as adjusted assets divided by adjusted equity at December 31, 1998 and 1997.

(2)    As extended from March 31, 1999.

Stockholders' Rights Agreement

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

Recent Accounting Pronouncements

     In June 1998 FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. The accounting for gains and losses on derivatives depends on the intended use of the derivative. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, with earlier application encouraged. Retroactive application is not permitted.

     Management does not believe that the adoption of this pronouncement will have a material impact on the financial condition or results of operations of the Company since the Company currently does not enter into derivative instruments or hedging activities.

Year 2000 Safety and Soundness

     The Bank has developed an intensive Action Plan for addressing the concerns and risks associated with the coming millennium. The Bank has reviewed the Federal Reserve's and Federal Financial Institutions Examination Council's ("FFIEC") Interagency Statement entitled "Year 2000 Project Management Awareness" and related materials. In addition, the Bank has done extensive research and documentation to develop a strategy that will facilitate compliance with federal banking agency policies which will be reviewed by regulatory agencies in their monitoring process and examinations.

     This Action Plan includes the defined phases from the FFIEC: Awareness, Assessment, Renovation, Validation and Implementation. As part of the Awareness phase a Year 2000 Team was organized and developed an overall strategy to encompass systems, vendors, customers and correspondents. This phase has been completed. The Assessment phase identified the size and complexity of potential problems, and in all hardware, software and related systems with interdependencies affected by the Year 2000 date change. The Assessment phase is substantially completed, but the Bank considers it an ongoing process due to the need to evaluate any new relationships and information system hardware and software obtained through the Year 2000. Under the Renovation phase, code enhancements, hardware and software upgrades, and vendor certifications have been pursued and are substantially complete. Testing under the Validation phase is being tracked and results recorded. Testing of in-house mission critical systems was substantially completed by December 31, 1998. Further testing with mission critical vendors was substantially completed by March 31, 1999 and is expected to be fully completed by June 30, 1999. The final phase of Implementation includes the acceptance of certified systems and the completed remediation and business resumption contingency plans for all mission critical items. The Company has completed the remediation and business resumption contingency plans. As additional agency policies and statements are made available, the Bank will modify its Action Plan as necessary to maintain compliance.

     Current costs and estimated future expenditures are not significant and are expected to have negligible effects on the Company's results of operations, liquidity and capital resources. Costs incurred only to upgrade equipment to Year 2000 compliance are expensed as incurred.

     Pursuant to the Year 2000 Information and Readiness Disclosure Act of 1998, Publication L. No. {05-27}, 112 Statute 2386 (the "Act"), the Bank hereby designates this Year 2000 Statement as a Year 2000 Readiness Disclosure. This Year 2000 Readiness Disclosure is made for the sole purpose of facilitating responses or communicating or disclosing information aimed at correcting and/or helping to correct and/or avoid Year 2000 failures. By designating the Year 2000 Statement as a Year 2000 Readiness Disclosure, the Bank intends to comply fully with, and to be afforded the protections of, the Act. Therefore, all statements made in this Year 2000 Readiness Disclosure shall be construed within the confines of the Act.

     This Year 2000 disclosure replaces and supercedes all prior communications related to the Year 2000.

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

Related Party Transactions

     In the ordinary course of business, the Bank has loans, deposits and other transactions with its executive officers and directors and businesses with which such persons are associated. It is the Company's policy that all such transactions are entered into on substantially the same terms as those prevailing at the time for comparable transactions with unrelated third parties. As of December 31, 1998 and 1997, loans to director-related companies and other related parties totaled approximately $329,000 and $479,000, respectively. During 1998, 1997 and 1996, the Company paid legal fees to a director in the amount of $182,335, $110,216 and $125,145, respectively.

Insurance Premium Finance Purchase Agreements

     On March 17, 1998 the Company announced that the Bank entered into an agreement with CAA Premium Finance Company, L.L.C. ("CAA") for the purchase of insurance premium finance ("IPF") loans. Pursuant to the five-year agreement, CAA agreed to sell all of its IPF loans to the Surety Premium Finance division of the Bank ("Surety Premium") on an exclusive basis. The agreement provides for the sale by CAA to Surety Premium of a minimum of $4,000,000 in IPF loans per year ($20,000,000 over the five-year term of the agreement). Surety Premium has agreed to purchase CAA's IPF loans which are in compliance with Surety Premium's underwriting standards. The loans which do not meet Surety Premium's underwriting standards will be held by CAA.

     On June 8, 1998 the Company announced that the Bank entered into an agreement with Cardinal Premium Finance, L.L.C. ("Cardinal") for the purchase of insurance premium finance ("IPF") loans. Pursuant to the five-year agreement, Cardinal agreed to sell all of its IPF loans to Surety Premium on an exclusive basis. The agreement provides for the sale by Cardinal to Surety Premium of a minimum of $8,000,000 in IPF loans per year ($40,000,000 over the five-year term of the agreement). Surety Premium has agreed to purchase Cardinal's IPF loans which are in compliance with Surety Premium's underwriting standards. The loans which do not meet Surety Premium's underwriting standards will be held by CAA.

Subsequent Events

     On February 3, 1999 the Company announced that Bobby W. Hackler had resigned as Chairman of the Board, Chief Executive Officer and director of the Company and as Chairman of the Board, Chief Executive Officer, President and director of the Bank effective February 3, 1999. The Board of Directors of the Company and the Bank elected C. Jack Bean to fill the vacancies resulting from the resignation of Mr. Hackler.

     On April 13, 1999, the Company entered into a Purchase and Assumption Agreement with The Citizens National Bank in Waxahachie, Waxahachie, Texas ("CNB"), to sell to CNB the Bank's two branches located in Waxahachie and Midlothian, Texas (the "Branches"). The purchase price for the Branches will be based upon the net value of the assets less the balance of liabilities assumed plus 11% of the deposit base and 2.5% of the loan base and the value of certain premises, equipment and other assets. The transaction will be structured as a purchase of certain assets and assumption of certain liabilities of the Branches, including deposits, by CNB. As of December 31, 1998, the Branches had total deposits of approximately $58,000,000, total net loans of approximately $15,000,000 and fixed assets of approximately $1,600,000. The Bank is currently a $175,000,000 asset-based bank with nine full-service banking facilities. After the sale is completed, the Bank will have approximately $120,000,000 in assets and approximately $85,000,000 in loans. The Bank will continue to operate its remaining seven banking branches, located in north-central and south-central Texas, as full service community banking facilities serving the local retail and small business markets. The Bank's operating division, Surety Premium Finance ("Surety Premium"), will continue to market its niche lending product, insurance premium financing. The Bank uses its Surety Premium division to utilize investable funds that are not used by the Bank in its traditional lending programs, rather than investing in lower yielding investment securities. The completion of the sale is subject to a number of contingencies, including regulatory approvals by applicable banking authorities. There can be no assurance that the transaction will be completed. If consummated, the transaction is expected to close no later than September 30, 1999, upon the expiration of all applicable waiting periods following receipt of all necessary regulatory approvals.

Forward-Looking Statements

     The Company may from time to time make forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) with respect to earnings per share, credit quality, expected Year 2000 compliance program, corporate objectives and other financial and business matters. The Company cautions the reader that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including economic conditions; actions taken by the Federal Reserve Board; legislative and regulatory actions and reforms; competition; as well as other reasons, all of which change over time. Actual results may differ materially from forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company faces market risk to the extent that the fair values of its financial instruments are affected by changes in interest rates. The asset/liability management discipline as applied to the Company seeks to limit the volatility, to the extent possible, of both earnings and the fair value of equity that can result from changes in market interest rates. This is accomplished by limiting the maturities of fixed rate investments, loans and deposits; matching fixed rate assets and liabilities to the extent possible; and optimizing the mix of non-interest fee and net interest income. As can be seen from the table contained in the Interest Rate Sensitivity Management section, the Company's asset/liability mix is liability sensitive under one year with a cumulative gap of $6,973,651 or 3.99%. As such, the Company is susceptible to changes in interest rates, with a increasing net interest margin and fair value of equity experienced in periods of rising interest rates, correspondingly, a decrease in the net interest margin and fair value of equity in periods of declining interest rates.

     The following table presents the Company's projected change in fair value of equity for various rate shock levels as of December 31, 1998 after one year. All market risk sensitive instruments presented in this table are available-for-sale. The Company has no trading or held-to-maturity securities.


Change in Basis Points            Fair Value               % Change

     -300                         $14,213,508                 1.6%

     -200                         $14,140,422                 1.0%

     -100                         $14,067,336                 0.5%

      -50                         $14,030,793                 0.3%

        0                         $13,994,250                 0.0%

      +50                         $13,957,707                (0.3)%

     +100                         $13,921,164                (0.5)%

     +200                         $13,848,078                (1.0)%

     +300                         $13,774,992                (1.6)%

     The preceding table indicates that at December 31, 1998, in the event of a sudden and sustained decrease in prevailing market interest rates, the Company's fair value of equity would be expected to decline. In the event of a sudden and sustained increase in prevailing market interest rates, the Company's fair value of equity would be expected to increase.

     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates and repricing opportunities of loans which are adjustable and should not be relied upon as indicative of actual expected results. Furthermore, the computations do not contemplate any actions management could undertake in response to such changes in interest rates.

     Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of equity. Actual values may differ from the projections presented, should market conditions vary from the assumptions used in the calculation of fair value of equity.

     Emphasis will continue to be placed on granting loans with short maturities and floating rates where possible. This strategy increases liquidity and is necessitated by the continued shortening and more frequent repricing opportunities of the Company's funding sources. Management will continue to monitor the Company's interest rate risk position to minimize adverse impact of earnings caused by changes in interest rates.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1999 annual meeting for the fiscal year ended December 31, 1998, to be filed no later than April 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1999 annual meeting for the fiscal year ended December 31, 1998, to be filed no later than April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1999 annual meeting for the fiscal year ended December 31, 1998, to be filed no later than April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     This information is incorporated by reference from the Company's definitive Proxy Statement for the Company's 1999 annual meeting for the fiscal year ended December 31, 1998, to be filed no later than April 30, 1999.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of Report.
     1. Financial Statements                                  Page

        The following financial statements of the Company required to be included in Item 8 are filed under Item 14 at the page indicated:

        Report of Independent Accountants                      F-1

        Consolidated Balance Sheets at December 31,            F-2
        1998 and 1997

        Consolidated Statements of Operations for              F-3
        the years ended December 31, 1998, 1997 and
        1996

        Statement of Comprehensive Income for the
        years ended December 31, 1998, 1997 and 1996           F-4

        Consolidated Statements of Shareholders'               F-5
        Equity for the years ended December 31,
        1998, 1997 and 1996

        Consolidated Statements of Cash Flows for              F-6
        the years ended December 31, 1998, 1997 and
        1996

        Notes to Consolidated Financial Statements             F-8

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

2.11 Agreement and Plan of Reorganization by and among Surety Bank, National Association, TexStar National Bank, Surety Capital Corporation, and certain shareholders of TexStar National Bank, dated as of October 10, 1997; and Agreement to Merge TexStar National Bank with and into Surety Bank, National Association Under the Charter of Surety Bank, National Association and Under the Title of Surety Bank, National Association, between Surety Bank, National Association and TexStar National Bank and joined in by Surety Capital Corporation and certain shareholders of TexStar National Bank, dated as of October 10, 1997. (15)

2.12 Indenture between Surety Capital Corporation and Harris Trust and Savings Bank, as Trustee, dated March 31, 1998. (16)

2.13 Branch Purchase and Assumption Agreement by and between Surety Bank, National Association and Commercial Bank of Texas, National Association, dated July 13, 1998. (19)

2.14 Purchase and Assumption Agreement by and between The Citizens National Bank in Waxahachie and Surety Bank, N. A., dated April 13, 1999. *

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

3.05 Certification of Elimination of Series of Shares of Preferred Stock, as filed with the Delaware Secretary of State on January 31, 1992. (5)

3.06 Certificate of Amendment to the Certificate of Incorporation, as filed with Delaware Secretary of State on June 14, 1993. (6)

3.07  Form of Common Stock certificate (specimen). (6)

3.08  Restated Bylaws of the Company. (8)

4.01 Rights Agreement between Surety Capital Corporation and Securities Transfer Corporation as Rights Agent, dated as of June 17, 1997 (14); as amended by Amendment No. 1 to Rights Agreement of Surety Capital Corporation, dated as of March 10, 1998. (15)

4.02 Indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee. (16)

4.03  Form of Notes (included in Exhibit 4.02). (16)

4.04  Form of Note Purchase Agreements dated March 31, 1998. (17)

10.01 Surety Capital Corporation 1988 Incentive Stock Option Plan. (5)

10.02 Form of Change in Control Agreement entered into between Surety Capital Corporation and C. Jack Bean, Bobby W. Hackler and G. M. Heinzelmann, III, dated August 16, 1994. (8)

10.03 Lease agreement between Precinct Campus, Inc., as landlord, and Surety Capital Corporation, as tenant, regarding offices located in Hurst, Texas, dated February 14, 1994. (6)

10.04 Surety Capital Corporation 1995 Incentive Stock Option Plan. (8)

10.05 Form of Amended and Restated Executive Deferred Compensation Agreements and related Adoption Agreements with Designation of Beneficiaries entered into between Surety Capital Corporation and B. J Curley, Bobby W. Hackler and G. M. Heinzelmann, III, dated August 29, 1997. (15)

10.06 Form of Amended and Restated Letter Agreements between Surety Capital Corporation and B. J. Curley, Bobby W. Hackler and G. M. Heinzelmann, III regarding provision by Surety Capital Corporation of term life insurance coverage, dated August 29, 1997. (15)

10.07 Change in Control Agreement entered into between Surety Capital Corporation and B. J. Curley, dated February 9, 1996. (12)

10.08 Asset Purchase Agreement by and among Surety Bank, National Association, Surety Capital Corporation, Providers Funding Corporation, and Lawrence C. Blanton, Barry T. Carroll and Bill M. Ward; Employment, Non-Competition and Confidentiality Agreement by and between Surety Bank, National Association, Surety Capital Corporation, and Barry T. Carroll; Non-Competition and Confidentiality Agreement by and between Surety Bank, National Association, Surety Capital Corporation, and Lawrence C. Blanton; and Non-Competition and Confidentiality Agreement by and between Surety Bank, National Association, Surety Capital Corporation, and Bill M. Ward; all dated March 15, 1996. (12)

10.09 Surety Capital Corporation Amended and Restated Stock Option Plan for Directors, and Form of Stock Option Agreement. (13)

10.10 Surety Capital Corporation 1997 Non-Qualified Stock Option Plan for Officers and Key Employees, and Form of Stock Option Agreement. (15)

10.11 Surety Capital Corporation 1997 Non-Qualified Stock Option Plan for Non-Employee Directors, and Form of Stock Option Agreement. (15)

10.12 Amended and Restated Post Retirement Services Agreement Between Surety Capital Corporation, Surety Bank, National Association and C. Jack Bean, dated November 1, 1998. *

10.13 Surety Capital Corporation Amended and Restated 1998 Incentive Stock Option Plan. (18)

21    Subsidiaries of the Registrant. *

23    Consent of PricewaterhouseCoopers LLP. *

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

(13) Filed with the Company's Form 10-K dated December 31, 1996 and incorporated by reference herein.

(14) Filed with the Company's Form 8-K dated June 17, 1997 and incorporated by reference herein.

(15) Filed with the Company's Form 10-K dated December 31, 1997 and incorporated by reference herein.

(16) Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.

(17) Filed with the Company's Registration Statement No. 333-57601 on Form S-3 and incorporated by reference herein.

(18) Filed with the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 21, 1998 and incorporated by reference herein.

(19) Filed with the Company's Form 8-K dated July 13, 1998 and incorporated by reference herein.

*     Filed herewith.

(b)  Reports on Form 8-K.

     On October 6, 1998 the Company filed a Current Report on Form 8-K/A (Amendment No. 3) to amend the Form 8-K filed on April 9, 1998 to include unaudited financial statements of the acquired bank.

     On November 2, 1998 the Company filed a Current Report on Form 8-K to report that on October 16, 1998 the Company's subsidiary, Surety Bank, National Association ("Surety Bank"), completed the sale of its four Lufkin-area branches located in Chester, Kennard, Lufkin and Wells, Texas to Commercial Bank of Texas, National Association, Nacogdoches, Texas. The following financial statements were included: Pro Forma Balance Sheet as of September 30, 1998 and Pro Forma Income Statement for the nine months ended September 30, 1998 and for the twelve months ended December 31, 1997. On November 18, 1998 the Company filed a Current Report on Form 8-K/A (Amendment No. 1) to amend the Form 8-K to amend the pro forma financial statements.

     On November 30, 1998 the Company filed a Current Report on Form 8-K to report that on November 19, 1998 each member of the Board of Directors of Surety Bank signed a formal written agreement with the Office of the Comptroller of the Currency pursuant to which Surety Bank is required to achieve certain capital levels and adopt and implement certain plans, policies and strategies.

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

                                    SURETY CAPITAL CORPORATION


Date:  April 14, 1999               By: /s/ C. Jack Bean
                                       -------------------------------------
                                        C. Jack Bean, Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 14th day of April, 1999.

         Signature                             Capacity
         ---------                             --------

/s/ C. Jack Bean                Chairman of the Board, Chief Executive Officer
----------------------------    and Director (Principal Executive Officer)
C. Jack Bean


/s/ G. M. Heinzelmann, III      President and Director
----------------------------
G. M. Heinzelmann, III


s/ B. J. Curley                 Vice President, Chief Financial Officer,
----------------------------    Secretary and Director (Principal Financial
B. J. Curley                    Officer and Chief Accounting Officer)


*                               Director
----------------------------
William B. Byrd


*                               Director
----------------------------
Joseph S. Hardin


*                               Director
----------------------------
Margaret E. Holland


*                               Director
----------------------------
Michael L. Milam

*                               Director
----------------------------
Garrett Morris


*                               Director
----------------------------
Cullen W. Turner



*  By: /s/ C. Jack Bean
      ----------------------
         C. Jack Bean, as
          Attorney-in-Fact
         for each of the persons
          indicated

                               INDEX TO EXHIBITS

Exhibit                                             Exhibit
Number
--------------------------------------------------------------------------------
   2.14 Purchase and Assumption Agreement by and between The Citizens National Bank in Waxahachie and Surety Bank, N. A., dated April 13, 1999.

  10.12 Amended and Restated Post Retirement Services Agreement Between Surety Capital Corporation, Surety Bank, National Association and C. Jack Bean, dated November 1, 1998.

     21  Subsidiaries of the Registrant.

     23  Consent of PricewaterhouseCoopers LLP.

     24  Special Power of Attorney.

     27  Financial Data Schedule.

                       Report of Independent Accountants
                       ---------------------------------


Board of Directors and Shareholders
Surety Capital Corporation
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of Surety Capital Corporation as of December 31, 1998 and 1997 and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surety Capital Corporation as of December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying 1998 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses and is now operating under a written formal agreement with the Office of the Comptroller of the Currency, which requires it to meet, among other things, prescribed capital requirements. The ability of the Company to comply with the formal agreement and the resulting uncertainty as to regulatory actions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Notes 1, 18, and 22. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Fort Worth, Texas
February 18, 1999, except as to the information presented in Notes 8 and 18, for which the date is March 31, 1999 and Note 22, for which the date is April 13, 1999

                          SURETY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1998 and 1997

                                                                           1998                  1997
                                                                        ------------          ------------
Assets:
     Cash and due from banks                                            $  9,289,897          $  6,204,177
     Federal funds sold                                                   24,761,752            22,257,266
     Interest bearing deposits in financial institutions                      94,939                94,939
     Available-for-sale investment securities                             24,366,866            28,785,162

     Loans                                                               100,346,913           100,846,310
     Less:  Unearned interest                                               (916,152)           (2,212,391)
            Allowance for credit losses                                   (1,961,840)             (950,809)
                                                                        ------------          ------------
       Loans, net                                                         97,468,921            97,683,110


     Medical claims receivables, net                                         505,194             3,073,155
     Premises and equipment, net                                           6,762,223             3,760,550
     Accrued interest receivable                                             759,833               908,487
     Deferred tax asset, net of valuation allowance                                -             1,622,394
     Other real estate and repossessed assets                                205,877               158,271
     Other assets                                                          2,451,172             2,381,887
     Excess of cost over fair value of net assets acquired, net of accumulated amortization of $2,581,074 and $2,377,636
       at December 31, 1998 and 1997, respectively                         8,395,121             4,722,220
                                                                        ------------          ------------
            Total assets                                                $175,061,795          $171,651,618
                                                                        ============          ============

Liabilities and shareholders' equity:
     Demand deposits                                                    $ 31,732,996          $ 22,185,320
     Savings, NOW and money markets                                       43,282,766            44,477,424
     Time deposits, $100,000 and over                                     24,224,817            23,492,179
     Other time deposits                                                  55,922,822            64,386,569
                                                                        ------------          ------------
            Total deposits                                               155,163,401           154,541,492


     Accrued interest payable and other liabilities                        1,554,144             1,232,793
     Convertible subordinated debt                                         4,350,000                    --
                                                                        ------------          ------------
            Total liabilities                                            161,067,545           155,774,285
                                                                        ------------          ------------
Commitments and contingent liabilities (Notes 12 & 17)

Shareholders' equity:
     Preferred stock, $.01 par value, 1,000,000
       shares authorized, none issued at
       December 31, 1998 and 1997                                                 --                    --
     Common stock, $.01 par value, 20,000,000 shares authorized,
       5,840,071 and 5,790,171 shares issued at December 31, 1998 and 1997, respectively, and 5,760,235 and 5,755,882
       outstanding at December 31, 1998 and 1997, respectively                58,401                57,902
     Additional paid-in capital                                           17,093,786            16,867,777
     Accumulated deficit                                                  (2,887,548)           (1,024,435)
     Stock rights issuable                                                    57,902                57,902
     Treasury stock, 79,836 and 34,289 shares carried at cost at
       December 31, 1998 and 1997, respectively                             (375,443)             (172,828)
     Unrealized gain on available-for-sale securities, net of tax             47,152                91,015
                                                                        ------------          ------------
            Total shareholders' equity                                    13,994,250            15,877,333
                                                                        ------------          ------------
            Total liabilities and shareholders' equity                  $175,061,795          $171,651,618
                                                                        ============          ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             for the years ended December 31, 1998, 1997 and 1996

                                                                1998                    1997                     1996
                                                             -----------             -----------              -----------
Interest income:
   Commercial and real estate loans                          $ 6,460,480             $ 4,917,092              $ 4,539,602
   Consumer loans                                                866,337               1,266,732                1,444,189
   Insurance premium financing                                 3,745,792               4,935,716                3,563,467
   SBA loans                                                     686,888                      --                       --
   Medical claims receivable factoring                         1,044,069               1,477,510                1,232,463
   Federal funds sold and interest bearing deposits            1,724,808                 535,108                1,120,735
   Investment securities:
      Taxable                                                  1,800,078               1,984,533                2,165,301
      Tax-exempt                                                 189,340                 315,994                  324,605
                                                             -----------             -----------              -----------
         Total interest income                                16,517,792              15,432,685               14,390,362
                                                             -----------             -----------              -----------

Interest expense:
   Savings, NOW and money market                               1,383,847               1,236,139                1,056,884
   Time deposits, $100,000 and over                            1,715,524               1,144,071                1,106,754
   Other time deposits                                         3,683,240               3,369,588                3,191,439
   Interest expense on notes payable                             318,082                      --                    6,612
                                                             -----------             -----------              -----------
         Total interest expense                                7,100,693               5,749,798                5,361,689
                                                             -----------             -----------              -----------
     Net interest income before provision for credit
      losses                                                   9,417,099               9,682,887                9,028,673

Provision for credit losses on loans                           2,699,181                 140,000                   72,314
(Credit) provision for medical claims receivables
 losses                                                         (694,194)              6,244,996                   62,686
                                                             -----------             -----------              -----------
         Total provision for credit losses                     2,004,987               6,384,996                  135,000
                                                             -----------             -----------              -----------
             Net interest income                               7,412,112               3,297,891                8,893,673
                                                             -----------             -----------              -----------
Noninterest income                                             3,425,302               2,538,918                1,877,454
                                                             -----------             -----------              -----------

Noninterest expense:
   Salaries and employee benefits                              5,620,710               4,748,097                4,244,874
   Occupancy and equipment                                     2,004,070               1,517,662                1,244,551
   General and administrative                                  4,507,990               3,649,136                2,645,587
   Impairment of long lived assets                                    --               1,198,288                       --
                                                             -----------             -----------              -----------
         Total noninterest expense                            12,132,770              11,113,183                8,135,012
                                                             -----------             -----------              -----------
             (Loss) income before income taxes                (1,295,356)             (5,276,374)               2,636,115
Income tax expense (benefit):                                    567,757              (1,800,070)                 938,128
                                                             -----------             -----------              -----------
        Net (loss) income                                    $(1,863,113)            $(3,476,304)             $ 1,697,987
                                                             ===========             ===========              ===========
Basic (loss) earnings per share of common stock                    $(.32)                  $(.60)                    $.32
                                                             ===========             ===========              ===========
Weighted average shares outstanding                            5,759,579               5,751,847                5,389,366
                                                             ===========             ===========              ===========
Diluted (loss) earnings per share of common stock                  $(.32)                  $(.60)                    $.31
                                                             ===========             ===========              ===========
Weighted average shares outstanding
   and common stock equivalents                                5,759,579               5,990,815                5,437,661
                                                             ===========             ===========              ===========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                       STATEMENT OF COMPREHENSIVE INCOME
             for the years ended December 31, 1998, 1997, and 1996

                                                                   1998                    1997                     1996
                                                                -----------             -----------               ----------
Net (loss) income                                               $(1,863,113)            $(3,476,304)              $1,697,987

Other comprehensive (loss) income, net of income tax:

   Unrealized holding (losses) gains on
    available-for-sale Securities                                   (43,863)                105,335                 (156,203)
                                                                -----------             -----------               ----------

Comprehensive (loss) income                                     $(1,906,976)            $(3,370,969)              $1,541,784
                                                                ===========             ===========               ==========

Disclosure of reclassification amount, net of income tax:

  Net unrealized holding gains (losses) arising during
     the year                                                   $  (120,889)            $    (5,616)              $ (156,203)
  Reclassification adjustment for net gains included in
     net (loss) income                                               77,026                 110,951                        -
                                                                -----------             -----------               ----------
  Net unrealized (losses) gains on available-for-sale
     Securities                                                 $   (43,863)            $   105,335               $ (156,203)
                                                                ===========             ===========               ==========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              for the years ended December 31, 1998, 1997 and 1996


                                                                                                           Unrealized
                                                                                                              Gain/
                               Common Stock                       (Accumulated                               Loss on
                           --------------------    Additional      Deficit)/       Stock                    Available
                                          Par        Paid-in        Retained       Rights     Treasury      for-Sale       Total
                            Shares       Value       Capital        Earnings      Issuable      Stock      Securities      Equity
                           ---------    -------    -----------    ------------    --------   ---------     ----------   -----------
Balance at December 31,
 1995                      3,516,595    $35,166    $ 9,356,469      $  811,784                $(50,830)     $ 141,883   $10,294,472

Sale of Common Stock       2,239,218     22,392      7,371,901                                                            7,394,293

Purchase of Treasury
 Stock                                                                                         (23,709)                     (23,709)

Net Income                                                           1,697,987                                            1,697,987

Exercise of stock options      7,924         79         23,633                                                               23,712

Change in unrealized
   gain/(loss) on
    available-for-sale
    securities, net of
    tax of $81,147                                                                                         (156,203)       (156,203)
                           ---------    -------    -----------    -----------     -------    ---------     --------     -----------
Balance at December 31,
 1996                      5,763,737     57,637     16,752,003       2,509,771                 (74,539)     (14,320)     19,230,552
                           ---------    -------    -----------    -----------     -------    ---------     --------     -----------
Stock rights issuable                                                 (57,902)    $57,902

Purchase of Treasury
 Stock                                                                                         (98,289)                     (98,289)

Net loss                                                           (3,476,304)                                           (3,476,304)

Exercise of stock options     26,434        265        115,774                                                              116,039

Change in unrealized
 gain/(loss)
  on available-for-sale
   securities,

    net of tax of $59,251                                                                                   105,335         105,335
                           ---------    -------    -----------    -----------     -------    ---------     --------     -----------
Balance at December 31,
 1997                      5,790,171     57,902     16,867,777     (1,024,435)     57,902     (172,828)      91,015      15,877,333
                           ---------    -------    -----------    -----------     -------    ---------     --------     -----------
Purchase of Treasury
 Stock                                                                                        (202,615)                    (202,615)

Net loss                                                           (1,863,113)                                           (1,863,113)

Exercise of stock options     49,900        499        226,009                                                              226,508

Change in unrealized
 gain/(loss)
   On available-for-sale
    securities,
    net of tax of $18,720                                                                                   (43,863)        (43,863)
                           ---------    -------    -----------    -----------     -------    ---------     --------     -----------
 Balance at December 31,
  1998                     5,840,071    $58,401    $17,093,786    $(2,887,548)    $57,902    $(375,443)    $ 47,152     $13,994,250
                           =========    =======    ===========    ===========     =======    =========     ========     ===========

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1998, 1997 and 1996

                                                                                           December 31,
                                                                        ----------------------------------------------
                                                                            1998             1997             1996
                                                                        ------------     ------------     ------------
Cash flows from operating activities:
   Net (loss) income                                                    $ (1,863,113)    $ (3,476,304)    $  1,697,987
   Adjustments to reconcile net (loss) income to net
       Cash provided by operating activities:
           Provision for credit losses                                     2,004,987        6,384,996          135,000
           Impairment of long lived assets                                                  1,198,288
           Depreciation                                                      753,040          673,362          573,745
           Amortization of intangible assets and debt acquisition
            costs                                                            634,821          506,172          359,717
           Net gain on sale of available-for-sale securities                (120,353)        (173,361)
           Net loss (gain) on sale or disposal of assets                      61,895            4,758          (22,879)
           Gain on sale of branches, net                                  (1,103,483)
           Deferred income taxes                                           1,622,394       (1,800,070)
           Changes in assets and liabilities:
              Unearned interest on loans                                    (777,195)        (289,356)         655,342
              Accrued interest receivable                                    540,794          174,849         (302,305)
              Other assets                                                   360,175       (1,288,718)         317,230
              Accrued interest payable and other liabilities                (163,851)        (167,199)        (101,725)
                                                                        ------------     ------------     ------------
                    Net cash provided by operating activities              1,950,111        1,747,417        3,312,112
                                                                        ------------     ------------     ------------

Cash flows from investing activities:
   Net decrease (increase) in loans                                       20,676,220       (2,002,404)     (15,070,139)
   Payments received on purchased medical claims receivables              13,739,893       18,633,244       14,229,677
   Purchases of medical claims receivables                               (10,477,738)     (21,835,125)     (17,480,467)
   Purchases of available-for-sale securities                            (26,197,558)     (14,223,479)      (7,239,958)
   Proceeds from sales of available-for-sale securities                    5,807,634       12,680,593
   Proceeds from maturities of available-for-sale securities              44,130,203        6,167,712          909,492
   Purchases of held-to-maturity securities                                                                 (3,081,744)
   Proceeds from maturities of held-to-maturity securities                                  5,190,666       15,515,641
   Proceeds from maturities of interest bearing deposits in financial
    institutions                                                                              190,903        1,034,697
   Purchases of bank premises and equipment                                 (619,628)        (604,999)        (518,010)
   Proceeds from sales of bank premises and equipment                         37,850          136,898            4,437

   Proceeds from sale of other real estate and repossessed assets            893,937          644,659          428,217
   Net cash paid in sale of branches                                     (43,632,384)
   Net cash acquired in acquisitions                                       2,704,674                         3,731,462
                                                                        ------------     ------------     ------------
            Net cash provided by (used in) investing activities            7,063,103        4,978,668       (7,536,695)
                                                                        ------------     ------------     ------------
Cash flows from financing activities:
   Net decrease in deposits                                               (7,380,994)      (1,148,849)      (3,145,274)
   Principal payments on note payable                                                                         (375,000)
   Purchase of treasury stock                                               (202,615)         (98,289)         (23,709)

   Exercise of stock options                                                 226,508          116,039           23,712
   Proceeds from issuance of note payable, net of issuance costs           3,934,093
   Proceeds from the sale of stock                                                                           7,394,293
                                                                        ------------     ------------     ------------
            Net cash (used in)  provided by financing activities          (3,423,008)      (1,131,099)       3,874,022
                                                                        ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents                       5,590,206        5,594,986         (350,561)
Beginning cash and cash equivalents                                       28,461,443       22,866,457       23,217,018
                                                                        ------------     ------------     ------------
Ending cash and cash equivalents                                        $ 34,051,649     $ 28,461,443     $ 22,866,457
                                                                        ============     ============     ============

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1998, 1997 and 1996
                                  (continued)


                                                                                       December 31,
                                                              ----------------------------------------------------------
                                                                  1998                    1997                   1996
                                                              ------------             -----------          ------------
Supplemental disclosure:
   Cash paid during the year for interest                     $  7,268,131             $ 5,821,868          $  5,190,521
   Cash paid during the year for federal income taxes         $     50,000             $   995,000          $    545,000

Supplemental schedule of noncash investing and financing activities:

       Transfers of repossessed collateral to other
        real estate and repossessed assets                    $    698,046             $   576,329          $    752,648
       Additions to loans to facilitate the sale of
        OREO and other assets                                 $    155,038             $   357,037          $    212,715
       Transfer of held-to-maturity to
        available-for-sale investment securities                                       $17,370,604
       Declaration of stock rights dividend                                            $    57,902

Supplemental schedule of investing activities:

Interest bearing deposits in financial institutions
   Loans, net                                                 $(10,912,251)
   Premises and equipment, net                                    (610,068)
   Other assets                                                   (201,095)
   Gain on sale of branches                                     (1,103,483)
   Goodwill, net                                                  (476,099)
   Deposits                                                     56,758,737
   Other liabilities                                               176,643
                                                              ------------
Net cash paid in sale of branches                             $ 43,632,384
                                                              ============
   Interest bearing deposits in financial institutions                                                      $    274,242
   Investment securities                                      $ 19,261,707                                    21,214,629
   Loans, net                                                   33,839,277                                    18,476,948
   Premises and equipment, net                                   3,785,737                                     1,270,401
   Other assets                                                  1,099,582                                       959,648
   Excess of cost over fair value of net assets
    acquired                                                     4,756,534                                     3,939,773
   Deposits                                                    (64,761,640)                                  (49,237,113)
   Other liabilities                                              (685,871)                                     (629,990)
                                                              ------------                                  ------------
Net cash acquired in acquisitions                             $ (2,704,674)                                 $ (3,731,462)
                                                              ============                                  ============

                 The accompanying notes are an integral part
                   of the consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies:
     ------------------------------------------

     Basis of Presentation
     ---------------------

     The accompanying consolidated financial statements include the accounts of Surety Capital Corporation (the "Company") and its wholly-owned subsidiary, Surety Bank, National Association (the "Bank"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     Business
     --------

     The Bank is principally engaged in traditional community banking activities provided through its nine branches located in north Texas and south-central Texas. Community banking activities include the Bank's commercial and retail lending, deposit gathering and investment and liquidity management activities. In addition to its community banking services, the Bank offers insurance premium financing and medical claims receivables factoring. Insurance premium finance ("IPF") lending involves the lending of funds to companies and individuals for the purpose of financing their purchase of property and casualty insurance. From 1990 through 1998, the Company was engaged in medical claims factoring, purchasing primarily insurance company claims from a variety of health care providers. Management has determined to substantially reduce the operations of the medical claims factoring business.

     Going Concern
     -------------

     The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $1.9 million during the year ended December 31, 1998 and a net loss of $3.5 million during the year ended December 31, 1997. These losses primarily resulted from medical claims factoring operations, insurance premium financing operations in the southeastern United States and the Bank's used car floor planning and purchase financing each of which has been substantially discontinued. The Bank is subject to compliance with capital requirements as prescribed by the Office of the Comptroller of the Currency (the "OCC") under a formal agreement signed by the Board of Directors of the Bank on November 19, 1998 (the "Formal Agreement"). The Bank was not in compliance with the Formal Agreement at March 31, 1999; however, the Bank requested and received an extension from March 31, 1999 to September 30, 1999 for meeting the regulatory capital ratios, subject to revocation based upon the results of examinations by the OCC to be conducted in April and June of 1999, or if the OCC finds the Bank to not be in substantial compliance with the other articles of the Formal Agreement. If the Bank is unable to or does not meet the minimum capital requirements or other articles of the Formal Agreement, one or more regulatory sanctions may result. These sanctions may include, among others, such operating restrictions as growth limitations, prohibitions on dividend payments, increased supervisory monitoring, limitations on executive compensation, restrictions on deposit interest rates and a merger or sale of the Bank. Management's plans concerning these matters have been submitted to the OCC and are described in Notes 18 and 22. Management believes that it will be able to meet all of the requirements of the Formal Agreement. The consolidated financial statements do not include adjustments, if any, that might have been required had the outcome of the above-mentioned uncertainties been known, or any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to comply with the terms of the Formal Agreement, maintain sufficient liquidity and ultimately, return to profitable operations.

1.   Summary of Significant Accounting Policies continued:
     ------------------------------------------

     Cash and Cash Equivalents
     -------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one day periods.

     Investment Securities
     ---------------------

     Management determines the appropriate classification of securities at the time of purchase. Securities to be held for indefinite periods of time are classified as available-for-sale and are carried at fair value. Unrealized gains and losses, net of taxes, related to securities available-for-sale are recorded as a separate component of shareholders' equity. The cost of securities sold is based on the specific identification method.

     Loans, Medical Claims, and Allowance for Credit Losses
     ------------------------------------------------------

     Loans and medical claims are stated at the amount of unpaid principal, reduced by unearned interest and an allowance for credit losses, and deferred fees or costs on originated loans. Origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related receivable. The allowance for credit losses is established through a provision for credit losses charged against current earnings.

     A loan and a medical claim are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal and interest or receivable balance when due, according to the contracted terms of the loan agreement or the claim receivable. The evaluations take into consideration such factors as changes in the nature and volume of the loan and medical claims portfolios, overall portfolio quality, review of specific problem loans or medical claims, and current economic conditions that may affect the borrower's ability to pay or the likelihood of collection. The Company has adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Under SFAS 114, the allowance for loan losses related to any loans that are identified for evaluation in accordance with SFAS 114 (impaired loans) is based on discounted cash flows using the loan's initial effective rate or the fair value of the collateral for certain collateral dependent loans. Smaller balance homogenous loans consisting of insurance premium finance loans and consumer loans are evaluated for reserves collectibility based on historical loss experience. Loans and medical claims are charged against the allowance for credit losses when management believes that the collectibility of the receivable is not probable.

     The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. The fees on medical claims are recorded into income as the claims are collected.

1.   Summary of Significant Accounting Policies continued:
     ------------------------------------------

     During 1998 Management revised the policy that is used for insurance premium finance loans in determining what level of reserve is appropriate and if charge-off of the loan is needed. All insurance premium finance loans from 120 days to 149 days past the cancellation date are classified as substandard and require a 25% allowance reserve. All insurance premium finance loans 150 days to 179 days past cancellation date are classified as doubtful and require a 50% allowance reserve. All loans which are greater than 179 days are classified as a loss and are charged-off. Any insurance premium finance loan which is past due more than 179 days and guaranteed 100% by a state or exchange guarantee fund requires a 50% allowance reserve. Beginning in 1998, insurance premium finance loans which continue to be outstanding are put on non-accrual status after 120 days past the cancellation date. A similar set of guidelines have been established for the medical claims factoring. All medical claims receivables are considered current if their aging is between zero days and 60 days since funding. Receivables 61 days to 90 days are classified as special mention and require a 10% allowance reserve. Receivables 91 days to 120 days are classified as substandard and require a 33% allowance reserve. Receivables 121 days to 180 days are classified as doubtful and require a 66% allowance reserve. Any receivable which continues to be outstanding and aged beyond 180 days is classified as loss and is charged-off. Receivables are put on non-accrual after 90 days from funding.

     Interest income recognized on insurance premium financing loans and installment loans approximates the interest method. Interest income on commercial and real estate loans is accrued daily on the amount of outstanding principal. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that a borrower's financial condition is such that collection of interest and principal is doubtful. Management evaluates the book value (including accrued interest) and collateral value on loans placed on nonaccrual status and provides specific provision for credit losses as deemed appropriate.

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

     Other Real Estate and Repossessed Assets
     ----------------------------------------

     Other real estate is foreclosed property held pending disposition and is valued at the lower of its fair value or the recorded investment in the related loan. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company's recorded investment in the related loan, a writedown is recognized through a charge to the allowance for credit losses. Any subsequent reduction in value is recognized by a charge to income. Operating expenses of such properties, net of related income, and gains and losses on disposition are included in non-interest expense.

     Goodwill and Identifiable Intangibles
     -------------------------------------

     Net assets acquired in purchase transactions are recorded at their fair value at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired is amortized on a straight-line basis, generally over a 15 year period. The Company continually re-evaluates the propriety of the carrying amount of such intangible assets and the remaining amortization period, to determine whether current events and circumstances warrant adjustments to the carrying value and/or revised estimates of the period of benefit.

1.   Summary of Significant Accounting Policies continued:
     ------------------------------------------

     Earnings Per Share
     ------------------

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" on December 31, 1997. This Statement requires the disclosure of basic earnings per share using the weighted average number of shares outstanding during the period. It also requires disclosure of diluted earnings per share which uses the weighted average number of shares outstanding during the period plus additional shares that would be issued upon exercise of all outstanding stock options, as computed by the treasury method. As required by this Statement, all prior period earnings per share amounts have been restated to conform to the new method.

     Reporting Comprehensive Income
     ------------------------------

     The company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130 ("Statement 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Statement 130 was adopted by the Company in January of 1998, and has conformed to previously reported amounts accordingly.

     Disclosures about Segments of an Enterprise and Related Information
     -------------------------------------------------------------------

     In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("Statement 131"), "Disclosures about Segments of an Enterprise and Related Information." Statement 131 establishes standards for the way that public business enterprises report information about operation segments in annual financial statements and requires that those enterprises report selected information about operation segments in interim financial reports issued to shareholders. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for periods beginning after December 15, 1997, and was adopted by the Company in 1998.

     Income Taxes
     ------------

     The Company's method of accounting for income taxes utilizes an asset and liability approach for financial statement purposes. The types of differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax liabilities or assets include: allowances for possible credit losses, property and equipment, investment securities and net operating loss carryforwards. The necessity of a valuation allowance on the deferred tax asset is periodically reviewed and is estimated based upon the probability of realization, through the Company's ability to generate sufficient taxable income from operations.

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

2.   Acquisitions and Dispositions:
     -----------------------------

     Acquisition of TexStar National Bank, Universal City, Texas

     On April 1, 1998 the Company completed the acquisition of TexStar National Bank, Universal City, Texas ("TexStar"), through the merger of TexStar into Surety Bank. As of April 1, 1998, TexStar had total assets of $70,335,000. The acquisition has been accounted for as a purchase with the assets and liabilities of TexStar being recorded at their fair values as of April 1, 1998.

     The consolidated results of operations include the operations of TexStar subsequent to April 1, 1998. The unaudited pro forma information for the twelve months ended December 31, 1998 and December 31, 1997, presented below, reflect the acquisition of TexStar as if it had been acquired as of January 1, 1997. Pro forma adjustments consisting of a provision for income taxes and interest expense have been made to reflect the unaudited pro forma information.


                                     Twelve Months Ended   Twelve Months Ended
                                      December 31, 1998     December 31, 1997
                                     -------------------   -------------------

     Total interest income                $17,718,774           $20,913,513
     Net (loss) income                     (2,694,971)           (3,350,957)
     Basic (loss) income per share
      of common stock                          ($0.47)          $     (0.58)


     Sale of Chester, Kennard, Lufkin and Wells Branches

     In October 1998 the Company sold the Bank's four branches located in Chester, Kennard, Lufkin and Wells, Texas (the "Lufkin Branches") to the Commercial Bank of Texas, National Association ("Commercial Bank"), Nacogdoches, Texas. The sale of the Lufkin Branches was consummated on October 16, 1998, resulting in a pretax gain of $1.1 million. The Bank sold loans totaling approximately $10,912,000, real property, furniture and equipment totaling approximately $610,000, and cash and other assets totaling approximately $1,067,000, relieved goodwill and other assets associated with these branches by approximately $677,000, and Commercial Bank assumed deposits and other liabilities totaling approximately $56,936,000. After giving effect to a deposit premium of 3% on the deposits assumed totaling approximately $1,703,000, in addition to the cash at the Lufkin Branches, the Bank paid approximately $43,632,000 in cash to Commercial Bank as consideration for the net deposit liabilities assumed by Commercial Bank.

     The consolidated results of operations exclude the operations of the Lufkin Branches subsequent to October 16, 1998. The unaudited pro forma information for the twelve months ended December 31, 1998 and 1997, presented below, reflect the sale of the Lufkin Branches as if it the sale had occurred as of January 1, 1997. These pro forma adjustments do not reflect the acquisition of TexStar. Pro forma adjustments consisting of a provision for income taxes and interest expense have been made to properly reflect the unaudited pro forma information.


                                      Twelve Months Ended   Twelve Months Ended
                                       December 31, 1998     December 31, 1997
                                      --------------------  --------------------

     Total interest income                 $13,811,988           $11,813,596
     Net (loss) income                      (2,126,866)           (3,818,037)
     Basic (loss) income per share
      of common stock                           ($0.37)          $     (0.66)

3.   Investment Securities:
     ---------------------

     Investment securities, all classified as available-for-sale, consisted of the following at December 31, 1998 and 1997:

                                                                    Gross            Gross           Estimated
                                                Amortized         Unrealized       Unrealized           Fair
                                                  Cost              Gains           Losses             Value
                                               -----------        ----------       ----------       -----------
     December 31, 1998:
            U.S. Treasury                      $ 5,498,506         $ 13,544                         $ 5,512,050
            Obligations of other U.S.
            government agencies                 11,727,000           13,164          $29,823         11,710,341
            State and county municipals          2,457,968           57,718              904          2,514,782
            Mortgage-backed securities           3,159,766           21,682            1,732          3,179,716
            Other securities                     1,449,977                                            1,449,977
                                               -----------         --------          -------        -----------

            Total investment securities        $24,293,217         $106,108          $32,459        $24,366,866
                                               ===========         ========          =======        ===========
                                                                   Gross            Gross           Estimated
                                                Amortized         Unrealized       Unrealized           Fair
                                                  Cost              Gains           Losses             Value
                                               -----------        ----------       ----------       -----------
     December 31, 1997:
            U.S. Treasury                      $ 4,994,786                           $ 1,035        $ 4,993,751
            Obligations of other U.S.
            government agencies                 18,448,670         $ 56,870           10,853         18,494,687
            State and county municipals          3,714,719           92,030              478          3,806,271
            Mortgage-backed securities             437,021            5,678                             442,699
            Other securities                     1,047,754                                            1,047,754
                                               -----------         --------          -------        -----------

            Total investment securities        $28,642,950         $154,578          $12,366        $28,785,162
                                               ===========         ========          =======        ===========

     The amortized cost and estimated market value of investment securities at December 31, 1998 by contractual maturity are shown below. Expected maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      Estimated
                                                                 Amortized               Fair
                  December 31, 1998:                               Cost                 Value
                                                                -----------           -----------
                  Due within one year                           $11,297,594           $11,313,089
                  Due after one year through five years           2,812,258             2,844,359
                  Due after five years through ten                5,573,623             5,579,726
                  years
                  Mortgage-backed securities                      3,159,766             3,179,716
                  Other securities                                1,449,976             1,449,976
                                                                -----------           -----------

                  Total investment securities                   $24,293,217           $24,366,866
                                                                ===========           ===========

     In anticipation of the acquisition of TexStar National Bank, management determined that it was necessary to restructure the investment portfolio beginning in the fourth quarter of 1997. In order to complete the restructure, management transferred all securities classified as held-to-maturity to the available-for-sale classification. The amount transferred from the held-to-maturity classification to the available-for-sale classification as of December 31, 1997 was $17,370,604 with a net unrealized gain of $142,212.

     ---------------------

     Proceeds from sales of available-for-sale investment securities during the year ended December 31, 1998 were $5,807,634 with gross recognized gains of $120,430 and gross recognized losses of $77. Proceeds from sales of available-for-sale investment securities during the year ended December 31, 1997 were $12,680,593 with gross recognized gains of $180,978 and gross recognized losses of $7,613. No sales of available-for- sale investment securities occurred during 1996.

     At December 31, 1998 and 1997 the carrying value of Federal Reserve Bank stock was $581,250 and $446,250, respectively. The Federal Reserve Bank stock's market value was estimated to be the same as its carrying value at both dates. At December 31, 1998 and 1997 the carrying value of Federal Home Loan Bank stock was $791,923 and $524,700, respectively. The Federal Home Loan Bank stock's market value was estimated to be the same as its carrying value at both dates.

     At December 31, 1998 and 1997 securities with a carrying amount of $17,820,000 and $12,999,000, respectively, were pledged as collateral for public deposits, as required or permitted by law.

     At December 31, 1998 and 1997 the investment securities had accrued interest receivable of $455,116 and $399,364, respectively.

4.   Loans, net:
     -----------

     At December 31, 1998 and 1997 the loan portfolio was composed of the following:

                                                                    1998                             1997
                                                               --------------                   -------------
Real estate loans                                               $ 41,939,108                     $ 26,668,598
Insurance premium financing                                       24,887,202                       40,373,695
Commercial loans                                                  23,011,395                       23,171,566
SBA loans                                                          6,259,049
Installment loans                                                  4,250,159                       10,632,451
                                                               --------------                   -------------
Total gross loans                                                100,346,913                      100,846,310

Unearned interest                                                   (916,152)                      (2,212,391)
Allowance for credit losses on loans                              (1,961,840)                        (950,809)
                                                               --------------                   -------------

Loans, net                                                      $ 97,468,921                     $ 97,683,110
                                                               ==============                   =============

     At December 31, 1998 and 1997 the loan portfolio had accrued interest receivable of $301,863 and $509,123.

     A summary of changes in allowance for credit losses on loans for the years ended December 31, 1998 and 1997 were as follows:

4.   Loans, net continued:
     ----------

                                                                         December 31,                December 31,
                                                                             1998                        1997
                                                                       --------------               --------------

Balance at beginning of year                                             $   950,809                   $1,067,041
Additions (deductions):
     Provision for credit losses on loans                                  2,699,181                      140,000
     Bank acquisition                                                        820,625                            -
     Loans charged off                                                    (3,157,636)                    (403,454)
     Recoveries of loans previously charged-off                              648,861                      147,222
                                                                       --------------               --------------

Balance at end of year                                                   $ 1,961,840                   $  950,809
                                                                       ==============               ==============

     At December 31, 1998 and December 31, 1997 the Company's recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 consists primarily of commercial loans and installment loans as follows:

                                                                               December 31,            December 31,
                                                                                    1998                    1997
                                                                               ------------            ------------
Impaired loans with related allowance calculated under SFAS 114                 $3,640,069              $2,306,501
Impaired loans with no allowance calculated under SFAS 114                       1,614,945                 505,443
                                                                               ------------            ------------
Impaired loans                                                                  $5,255,014              $2,811,944
                                                                               ------------            ------------

Allowance on impaired loans calculated under SFAS 114                           $  971,456              $  331,174
                                                                               ============            ============
                                                                       For the year ended December 31,
                                                         ------------------------------------------------------------
                                                             1998                     1997                   1996
                                                         ------------             ------------          -------------
Average impaired loans                                    $5,494,830               $2,304,892             $1,723,362
Interest income recognized on impaired loans                 554,978                  253,538                189,570

     Loans on which the accrual of interest has been discontinued amounted to approximately $1,398,000 and $92,000 at December 31, 1998 and 1997, respectively.

     As of December 31, 1998 and December 31, 1997, there were no commitments to lend additional funds to borrowers of loans which were considered impaired.


5.   Medical Claims Receivables:
     --------------------------

     At December 31, 1998 and 1997 the medical claims receivables portfolio was composed of the following:

                                                                  December 31,                   December 31,
                                                                      1998                           1997
                                                                 -------------                  -------------
Medical claims receivables                                         $ 646,378                     $ 8,079,524

Unearned interest                                                          -                        (698,484)
Allowance for medical claims
   Receivables losses                                               (141,184)                     (4,307,885)
                                                                 -------------                  -------------

Medical claims receivables, net                                    $ 505,194                     $ 3,073,155
                                                                 =============                  =============

5.   Medical Claims Receivables continued:
     --------------------------

     During 1998 the Company substantially reduced its medical claims factoring operations after incurring substantial losses. As a result of the deteriorated condition of the portfolio during the fourth quarter of 1997, in addition to a substantial provision for medical claims receivables losses, management recognized an impairment to the unamortized goodwill of $1,151,111, and undepreciated fixed assets of $47,177, relating to the medical claims factoring division.

     A summary of changes in the allowance for medical claims receivables credit losses for the years ended December 31, 1998 and 1997 were as follows:

                                                                                        December 31,              December 31,
                                                                                            1998                      1997
                                                                                        -------------             -------------
Balance at beginning of year                                                             $ 4,307,885               $   217,734
Additions (deductions):
     (Credit) provision for credit losses                                                   (694,194)                6,244,996
     Receivables charged off                                                              (4,428,530)               (2,156,355)
     Recoveries of receivables previously charged-off                                        956,023                     1,510
                                                                                        -------------             -------------

Balance at end of year                                                                   $   141,184               $ 4,307,885
                                                                                        =============             =============

6.    Premises and Equipment:
      -----------------------

     Premises and equipment at December 31, 1998 and 1997 are summarized as follows:

                                                      Estimated Useful
                                                           Lives                       1998                     1997
                                                 ------------------------     -------------------      --------------------

Buildings                                               5 - 30 years                  $ 3,470,359               $ 2,214,170
Furniture, fixtures and computers                       3 - 10 years                    4,443,964                 3,295,948
Automobiles                                             3 - 5 years                        98,518                   196,611
Leasehold improvements                                  3 - 5 years                       139,504                   105,222
                                                                              -------------------      --------------------
                                                                                        8,152,345                 5,811,951

Less accumulated depreciation                                                          (2,414,535)               (2,467,430)

Land                                                                                    1,024,413                   416,029
                                                                              -------------------      --------------------
        Premises and equipment, net                                                   $ 6,762,223               $ 3,760,550
                                                                              ===================      ====================

7.   Deposits:
     --------

     At December 31, 1998 the scheduled maturities of time deposits are approximately as follows:


           Years Ending
           December 31,
          -------------

               1999                   $68,100,000
               2000                     6,197,000
               2001                     4,665,000
               2002                       585,000
               2003                       601,000
                                     ------------
                                      $80,148,000
                                     ============

     As of December 31, 1998 and 1997 certificates of deposits in excess of $100,000 accounted for approximately $24,225,000 and $23,492,000 of the Bank's deposits, respectively. As of December 31, 1998, $22,437,000 of such certificates had a maturity of one year or less.


8.   Convertible Subordinated Debt:
     -----------------------------

     Effective March 31, 1998, the Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Company. The terms of the Notes are such that they qualify as Tier II capital under the Federal Reserve Board's regulatory capital guidelines applicable to bank holding companies. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year, commencing September 30, 1998. No principal payments are due until maturity on March 31, 2008.

     The amount of the principal and any accrued and unpaid interest on the Notes are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits.
     Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the Notes, together with any accrued and unpaid interest, to be immediately due and payable. The Notes do not otherwise provide for any right of acceleration of the payment of principal thereof.

     Each holder of Notes has the right at any time prior to maturity of the Notes, unless previously redeemed, at the holder's option, to convert such Notes, or any portion thereof which is an integral multiple of $10,000, into shares of Common Stock of the Company, at the conversion price of $6.00 per share, subject to certain antidilutive adjustments (the "Conversion Price").

     The Notes are not subject to mandatory redemption or sinking fund provision. The Notes are redeemable for cash at the option of the Company on at least 30 but not more than 60 days notice, in whole or in part, at any time after the date of issuance and on or before March 31, 2002 at the redemption prices set forth in the table below, plus accrued interest to the date of redemption, if the closing sales price of the Company's common stock shall be at least 130% of the Conversion Price then in effect for a period of 20 consecutive trading days in the principal market in which the common stock is then traded. At any time after March 31, 2002 and prior to maturity, the Notes are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days notice, in whole or in part, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption.

8.   Convertible Subordinated Debt continued:
     -----------------------------

        If Redeemed During                      Percentage of                If Redeemed During               Percentage of
          12 Months Ended                         Principal                   12 Months Ended                   Principal
             March 31,                             Amount                        March 31,                       Amount
-----------------------------------     --------------------------      --------------------------     ------------------------
               1999                                 109%                           2004                          104%
               2000                                 108%                           2005                          103%
               2001                                 107%                           2006                          102%
               2002                                 106%                           2007                          101%
               2003                                 105%                           2008                          100%

     The Company made the required March 31, 1999 interest payment on the Notes. After this payment interest on the Notes the Company as a stand alone entity had approximately $61,000 in cash remaining for future operating expenses (see Note 18 regarding plans to meet future cash requirements).


9.   (Loss) Earnings Per Share:
     --------------------------

     Under the provisions of SFAS 128, which became effective December 31, 1997, basic earnings per share applicable to common stock are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share include the effect of potential common shares
     resulting from the assumed exercise of all outstanding   stock options.
     For the twelve months ended December 31, 1997 and 1996, 238,968 and 48,295
     of common   stock equivalent shares were added to the weighted average shares outstanding for each year, respectively. None were added for 1998. There was no effect to the 1998 and 1997 diluted EPS since the common stock equivalents were considered anti dilutive.


10.  Stock-Based Compensation Plans:
     -------------------------------

     The Company has four stock-based compensation plans, which are described below. The Company applies Accounting Principles Board Opinion 25 ("APB 25") and related Interpretations in accounting for its stock-based compensation plans. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") which, if fully adopted by the Company, would have changed the method the Company applies in recognizing the cost of its stock-based compensation plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 are presented herein.

     The Company has adopted the 1988, 1995 and 1998 Incentive Stock Option Plans of Surety Capital Corporation and the 1997 Non-Qualified Stock Option Plan for Officers and Key Employees of Surety Capital Corporation (the "Stock Option Plans") for officers and/or key employees of the Company. Options for the purchase of Common Stock under the Stock Option Plans may be granted to officers or key employees selected from time to time by the Stock Option Committee of the Board of Directors. The exercise price for any options granted pursuant to the Stock Option Plans must be at least equal to the fair market value of the Common Stock on the date the options are granted. Under the Stock Option Plans an aggregate of 1,200,000 shares of Common Stock of the Company were set aside for issuance pursuant to the exercise of options granted thereunder, of which 1,056,958 shares are subject to outstanding options or remain available for grant at December 31, 1998. To exercise the options, grantees must pay the exercise price in cash or Common Stock, or any combination of cash and Common Stock.

10.  Stock-Based Compensation Plans continued:
     ------------------------------

     The Company has also adopted the 1996 Stock Option Plan for Directors (the "1996 Directors Plan") and the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1997 Directors Plan") (collectively, the "Directors Plans"). Under the Directors Plans an aggregate of 250,000 shares of Common Stock of the Company were set aside for issuance pursuant to the exercise of options granted thereunder, of which 244,000 shares are subject to outstanding options or remain available for grant at December 31, 1998. The 1996 Directors Plan is a formula plan pursuant to which annual options are automatically granted to directors of the Company who are not employees of the Company or the Bank at fair market value. All options under the 1996 Directors Plan are nonstatutory stock options. On the first calendar business day of each year, each non-employee director is automatically granted an option to purchase 2,000 shares of Common Stock of the Company at the closing price of the Common Stock as reported on the American Stock Exchange on the grant date. In 1998 each of six non-employee directors of the Company received an option to purchase 2,000 shares of Common Stock of the Company at an exercise price of $6.9375 per share. In 1997 each of five non-employee directors of the Company received an option to purchase 2,000 shares of Common Stock of the Company at an exercise price of $4.1875 per share. In 1997, pursuant to a one time provision in the 1997 Directors Plan, each non-employee director of the Company received an option to purchase 25,000 shares of Common Stock of the Company at exercise prices ranging from $4.18 to $5.375 per share.

     A summary of the status of the Company's stock options as of December 31, 1998, 1997, and 1996 and the changes during the year ended on that date is presented below:


                                    1998                       1997                       1996
---------------------------------------------------------------------------------------------------------------

                                 Number of      Weighted     Number of     Weighted     Number of    Weighted
                                   Shares       Average       Shares       Average       Shares       Average
                                 Underlying     Exercise    Underlying     Exercise    Underlying    Exercise
                                  Options        Prices       Options       Prices       Options      Prices
---------------------------------------------------------------------------------------------------------------

Outstanding at
Beginning of the year             755,857         $4.18       87,292         $4.13       55,216        $4.36

Granted                           102,000         $5.75      708,195         $4.24       40,000        $3.59

Exercised                          49,900         $4.54       26,434         $4.39        7,924        $2.99

Expired or forfeited               65,000         $4.31       13,196         $6.42           --           --

Outstanding at
End of year                       742,957         $4.33      755,857         $4.18       87,292        $4.13

Exercisable at
end of year                       360,957         $4.39       75,856         $3.80       62,292        $4.28

Weighted-average
fair value at grant date of
 options
granted during the
year                                              $2.80                      $1.98                     $1.79

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1997 and 1996, respectively: dividend yield of 0% for all three years; expected volatility of 47.66% for 1998, 43.46% for 1997 and 48.85% for 1996; risk-free interest rates of 5.63% for 1998 grants, 6.28% for 1997, and 5.68% for 1996, and the expected lives of the options are 5.00 years for 1998 grants, 4.96 years for 1997 grants, and 5.00 years for 1996 grants.

10.  Stock-Based Compensation Plans continued:
     ------------------------------

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                        Options Outstanding                          Options Exercisable
                                      ------------------------------------------   -------------------------

                                                      Weighted
                                                       Average                                   Weighted
                                                      Remaining      Weighted                     Average
               Range of                   Number     Contractual     Average        Number       Exercise
           Exercise Prices              Outstanding     Life      Exercise Price  Exercisable      Price
------------------------------------------------------------------------------------------------------------

           $3.13 to $4.19                   640,661         7.90           $4.12      290,661          $4.04
           $4.44 to $6.94                   102,296         8.61           $5.90       70,296          $5.87
------------------------------------------------------------------------------------------------------------
           $3.13 to $6.94                   742,957         8.00           $4.36      360,957          $4.39

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net (loss) income and net (loss) income per common share for 1998, 1997 and 1996 would approximate the pro forma amounts below:

                                  1998                            1997                       1996
                              ------------------------------------------------------------------------------------

                               As Reported      Pro Forma     As Reported    Pro Forma    As Reported   Pro Forma
                              ------------------------------------------------------------------------------------


SFAS 123 charge                         --      $  (434,391)           --   $  (368,194)           --   $   59,189

APB 25 charge                           --               --            --            --            --           --

Net (loss) income              $(1,863,113)     $(2,297,504)  $(3,476,304)  $(3,844,498)   $1,697,987   $1,642,519

Net (loss) income per basic
 common share                  $      (.32)     $      (.40)  $      (.60)  $      (.67)   $     0.32   $     0.30

Net (loss) income per
 diluted common share          $      (.32)     $      (.40)  $      (.60)  $      (.67)   $     0.31   $     0.29

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

     Under all of the plans, in the aggregate, 558,000 shares remain available for option grants.


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

     The total amounts of financial instruments with off-balance sheet risk at December 31, 1998 were unfunded loan commitments of $6,653,000 and letters of credit of $238,000.

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

     The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank had certificates of deposit, or other deposit accounts, in the amount of $56,000 at December 31, 1998, as collateral supporting those letter of credit commitments for which collateral is deemed necessary.

     The Bank sold approximately $24,762,000 and $22,257,000 in federal funds at December 31, 1998 and 1997, respectively. These funds represent uncollateralized loans made by the Bank, in varying amounts, to other commercial banks with whom the Bank has correspondent relationships. The Bank maintains deposits with other financial institutions in amounts which exceed FDIC insurance coverage. The Bank has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

     The Bank has geographic concentrations of credit in its principal trade areas of Bexar, Comal, Ellis, Grayson, and Tarrant Counties, Texas. Additionally, the Bank has a significant concentration of credit, based upon like collateral, in its insurance premium finance portfolio. Insurance premium finance comprises approximately $24,887,000 or 25% and $40,374,000 or 40% of consolidated total loans as of December 31, 1998 and 1997, respectively.


13.  Related Party Transactions:
     --------------------------

     In the ordinary course of business, loans have been granted to directors, director related companies, executive officers and employees. Loans to these related parties are approximately $329,000, and $479,000 as of December 31, 1998 and 1997, respectively. During 1998, 1997 and 1996 the Company paid legal fees to a director in the amount of $182,335, $110,216 and $125,145, respectively.

14.  Employee Benefit Plan:
     ---------------------

     The Company adopted the Surety Bank 401(k) Plan (the "Plan"), in which all full-time employees are eligible for participation. Under the terms of the Plan, eligible employees are allowed to contribute up to 10% of their gross pay. The Company contributes amounts equal to a maximum of 2.5% of the employee's gross wages, subject to statutory limits. The expense and employer contribution for the Plan for the years ended December 31, 1998, 1997 and 1996 was $86,148, $93,773, and $85,886, respectively.


15.  Federal Income Tax:
     ------------------

     The components of the net deferred tax (liability) asset recognized at December 31, 1998 and 1997 are as follows:

                                                                                December 31,             December 31,
                                                                                    1998                     1997
                                                                               -------------            -------------
Deferred tax liabilities:
   Depreciation and amortization                                                 $  (749,587)              $ (374,241)
   Deferred loan costs                                                              (215,219)                (172,705)
   Other                                                                            (105,963)                 (42,228)
   Net unrealized gain on
     available-for-sale investment securities                                        (32,476)                  (2,686)
                                                                               -------------            -------------

        Total gross deferred tax liabilities:                                     (1,103,245)                (591,860)
                                                                               -------------            -------------
Deferred tax assets:
   Net operating loss carryforwards                                                1,098,444                  208,415
   Alternative minimum tax loss carryforward                                          81,599
   Depreciation                                                                            -                   21,254
   Allowance for credit losses                                                       205,582                1,522,354
   Non compete agreement impairment                                                  374,644                  404,980
   Other real estate losses                                                           39,719                    9,675
   Other                                                                             139,565                   47,576
                                                                               -------------            -------------

        Total gross deferred tax assets:                                           1,939,553                2,214,254
                                                                               -------------            -------------

        Net deferred tax assets:                                                 $   836,308               $1,622,394

        Less valuation allowance for net
           deferred tax assets                                                      (868,784)                       -
                                                                               -------------            -------------
        Total net deferred tax (liability) asset:                                $   (32,476)              $1,622,394
                                                                               =============            =============

15.  Federal Income Tax continued:
     ------------------

     The Company's effective tax rate on (loss) income before income taxes differs from the U.S. statutory tax rate as follows:

                                                         December 31,
                                -----------------------------------------------------------

                                        1998                  1997                 1996
                                -----------------      ----------------     ---------------

U.S. statutory rate                        (34.0)%               (34.0)%               34.0%
Valuation allowance                          67.1%
Goodwill                                     10.3%                (2.9)%                4.4%
Tax-exempt interest                         (5.2)%                  2.1%              (3.7)%
Other                                         5.6%                  0.7%                0.9%
                                -----------------      ----------------     ---------------

Effective tax rate                           43.8%               (34.1)%               35.6%
                                =================      ================     ===============

     As of December 31, 1998 for income tax reporting purposes, the Company has a current net pretax operating loss carryforward of approximately $3,230,000, which expires, if not used, in 2013. As of December 31, 1998 the Company has an additional loss carryforward of approximately $104,000 for income tax reporting purposes which expires, if not used, in 2003. The utilization of this additional net operating loss carryforward is limited by Section 382 of the Internal Revenue Code to approximately $15,000 annually until its expiration.

     The Company also has an alternative minimum tax credit carryover of approximately $82,000, which can be used to offset regular tax in future periods.

     The comprehensive provision (benefit) for federal income taxes for the years ended December 31, 1998, 1997 and 1996 consists of the following:

                                                                                             December 31,
                                                                 ----------------------------------------------------------------
                                                                        1998                    1997                    1996
                                                                        ----                    ----                    ----
Current:
   Federal                                                             $(1,164,482)                       -             $916,674
   State                                                                         -                        -               33,826
                                                                     ---------------          --------------          -----------
                                                                        (1,164,482)                       -              950,500
                                                                     ---------------          --------------          -----------

Deferred:
   Federal                                                                 863,455              $(1,800,070)             (12,372)
   Valuation allowance                                                     868,784                        -                    -
                                                                     ---------------          --------------          -----------
                                                                         1,732,239               (1,800,070)             (12,372)
                                                                     ---------------          --------------          -----------
Provision (benefit) for tax expense charged
   to results of operations                                                567,757               (1,800,070)             938,128
Tax on unrealized gain (loss) on
   available-for-sale securities                                           (18,720)                  59,251              (81,147)
                                                                     ---------------          --------------          -----------
Comprehensive provision (benefit) for
federal  income taxes                                                  $   549,037              $(1,740,819)            $856,981
                                                                     ===============          ==============          ===========



15.  Federal Income Tax continued:
     ------------------

     As of December 31, 1998 the Company had a net deferred tax asset in the amount of $868,784. The Company provided a 100% valuation allowance for its net deferred tax asset at the end of 1998 which could not be utilized by a NOL carryback and due to uncertainty of the realization of the deferred tax asset in future years. The realization of the net deferred tax asset is contingent upon the Company generating sufficient future taxable income.


16.  Other Noninterest Income and Expense:
     ------------------------------------

     Other noninterest income for the years ended December 31, 1998, 1997 and 1996 was composed of the following:

                                          1998               1997             1996
                                     -------------     ------------     ------------
Noninterest Income:
  Nonsufficient fund charges           $  672,276        $  569,649       $  460,156
  Late fee charges                        947,327         1,169,407          681,644
  Service charges                         383,356           305,494          372,756
  Collection fees                         110,168           162,297          135,533
  Gain on sale of branches              1,103,483
  Other                                   208,692           332,071          227,365
                                     -------------     ------------     ------------

  Total                                $3,425,302        $2,538,918       $1,877,454
                                     =============     ============     ============

     General and administrative expense for the years ended December 31, 1998, 1997 and 1996 was composed of the following:

                                            1998               1997             1996
                                        ------------       -----------      ------------
General and administrative expense:
     Professional fees                    1,020,970         1,126,351          467,662
     Settlements and accruals for
     legal proceedings                      336,698                 -                -
     Office supplies                        341,028           290,533          386,114
     Travel and entertainment               128,961           132,476           96,577
     Telephone                              363,023           342,161          283,564
     Advertising                            164,163           189,510          174,335
     Postage                                447,312           374,233          299,388
     Amortization of intangibles            634,821           506,172          359,717
     Dues and subscriptions                 120,130            72,847           70,559
     Insurance                              153,260            95,957          167,245
     Bank service charge                    183,086           116,631          110,881
     FDIC assessment                         69,976            15,626            3,553
     Credit reports                          32,796            46,314           22,850
     Operational losses                     229,761            13,987           23,075
     Other                                  282,005           326,338          180,067
                                       ------------       -----------      ------------
     Total general and
     administrative                      $4,507,990        $3,649,136       $2,645,587
                                       ============       ===========      ============

17.  Commitments and Contingencies:
     -----------------------------

     As of December 31, 1998 the Company leased office space in Hurst, Texas (which expires in 2001), and Schertz, Texas (which expires in 1999), under noncancellable operating leases. The Company also leases the land for its branch located in New Braunfels, Texas (which expires in 2001). Future minimum lease payments for all noncancellable operating leases are as follows:


                    For the years ending
                    --------------------

                            1999                     $273,427
                            2000                       89,793
                            2001                       29,727
                                                     --------
                           Total                     $392,947
                                                     ========

     Rent expense was $218,000, $184,000, and $162,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company has entered into change in control agreements with certain of its executive officers. The change in control agreements provide for the payment under certain circumstances of benefits to these executive officers in the event of a change in control of the Company followed by the termination of employment of the officers.

     The Bank became a member of the Federal Home Loan Bank ("FHLB") on October 9, 1997 and subsequently purchased 5,247 shares of FHLB capital stock for $524,700. As a member, the Bank has the option of borrowing up to $10,700,000 from the FHLB, subject to a borrowing base that is determined from the Bank's first mortgage loans and FHLB stock.

     The Bank entered into an agreement with CAA Premium Finance ("CAA") on March 16, 1998 to purchase premium finance loans for a term of five years on an exclusive basis and at an annual minimum amount of $4,000,000. The Bank has reserved the right to accept or reject each loan offered to it for purchase. The purchased loans must meet the Bank's underwriting standards prior to purchase. Loans which do not meet the Bank's underwriting criteria are retained by CAA.+

     The Bank also entered into an agreement with Cardinal Premium Finance ("Cardinal") on June 7, 1998 to purchase premium finance loans for a term of five years on an exclusive basis and at an annual minimum amount of $8,000,000. The Bank has reserved the right to accept or reject each loan offered to the Bank for purchase. The purchased loans must meet the Bank's underwriting standards prior to purchase. Loans which do not meet the Bank's underwriting criteria are retained by Cardinal.

     Legal Matters
     -------------

     ("Surety Bank") is a defendant in two related cases: Tennessee, ex.rel., Douglas Sizemore, Commissioner of Commerce and Insurance for the State of Tennessee, et al. vs. Surety Bank, N.A., filed in June 1995 in the Federal District Court for the Northern District of Texas, Dallas, Division (the "Anchorage Case"), and United Shortline, Inc. Assurance Services, N.A. et al. vs. MacGregor General Insurance Company, Ltd., et al., now pending in the 141st Judicial District Court of Tarrant County, Texas (the "MacGregor Case").

17.  Commitments and Contingencies continued:
     -----------------------------

     The plaintiff in the Anchorage case is the Tennessee Commissioner of Commerce and Insurance ("Tennessee"), appointed by the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, to liquidate Anchorage Fire and Casualty Insurance Company ("Anchorage"), including Anchorage deposits at the Bank. Tennessee sought to recover compensatory and punitive damages on various alleged causes of action, including violation of orders issued by a Tennessee court, fraudulent and preferential transfers, common law conversion, fraud, negligence, and bad faith, all of which are based on the same underlying facts and alleged course of conduct.

     Both the Anchorage case as well as the MacGregor case arise out of the Bank's alleged exercise of control over funds, representing the Bank's collateral, held in accounts at the Bank under agreements with Anchorage and MacGregor. The Bank asserts that it had a right to exercise control over its collateral under contractual agreements between the Bank and the respective insurance companies or the Bank and the policy holders. The Bank also contends that it had a right to exercise control over its collateral to protect itself against the possibility of inconsistent orders regarding the same funds. Tennessee seeks to recover funds allegedly transferred in and out of Anchorage/MacGregor accounts at the Bank during an approximate four month period in 1993. Tennessee also claims that the Bank allegedly transferred funds in and out of Anchorage accounts after receiving notice of a court order prohibiting such transfer. Tennessee is claiming damages in excess of $2,000,000.

     The Anchorage case was called to trial in July 1998, where, immediately before trial was to begin, the court granted summary judgment in favor of the Bank and entered a take nothing judgment against the Plaintiff. Tennessee has since appealed the trial court's summary judgment To the Fifth Circuit Court of Appeals where that appeal is pending.

     The Plaintiff in the MacGregor case, United Shortline, Inc. Assurance Services, N.A. ("Shortline"), purports to be the holder of a Florida judgment against MacGregor General Insurance Company, Ltd. ("MacGregor"), who seeks to recover funds allegedly belonging to MacGregor which were held by the Bank. When the MacGregor case was initially filed, Shortline sought a restraining order against the Bank concerning the MacGregor funds. When the Bank received notice of competing claims to some or all of those funds by Tennessee, the Bank intervened and interpled approximately $600,000 into the court's registry. Shortline now seeks, inter alia, damages against the Bank from an alleged wrongful offset wherein the Bank allegedly exercised control over the MacGregor funds at the Bank pursuant to agreements with MacGregor.

     The Bank moved for and obtained a summary judgment that its intervention and interpleader of funds was proper. Shortline also sought and obtained a summary judgment from the trial court that the funds interpled by the Bank into the court's registry belonged to Shortline. Tennessee appealed the summary judgment to the Fort Worth Court of Appeals. The Fort Worth Court of Appeals affirmed the trial court's ruling that the Bank's intervention and interpleader was proper but reversed the trial court's ruling that the funds in the court belonged to Shortline. Tennessee then appealed that ruling to the Texas Supreme Court which affirmed the judgment of the Court of Appeals. This case has recently been remanded to the trial court for disposition of the remaining issues.

     The Bank believes both of these cases lack merit and will continue to defend them vigorously. The final outcome of both of these cases is uncertain at this time.

17.  Commitments and Contingencies continued:
     -----------------------------
     The Bank is also a Defendant in Dr. Christian J. Renna, et al. vs. Barry Carroll, et al., filed in April 1997 in the 348th Judicial District Court of Tarrant County, Texas (the "Renna Case"). Christian J. Renna, D.O. ("Renna") claims that his contract billing and collection manager, James Sharbrough, signed Renna's name to an agreement with the Bank and begin submitting medical claims belonging to Renna and his medical practice to the Bank for factoring. Renna claims that these alleged activities by his billing/collection manager, who was also Renna's brother-in-law at the time, were without his authority. The plaintiffs alleged that damages were suffered as a result of failing to receive advances for collections on the accounts allegedly factored by the Bank. The plaintiffs also contend that they have been further damaged as a result of factoring fees paid to factor the accounts. The plaintiffs assert that they have suffered actual damages of approximately $1,500,000, consisting of the face amount of the receivables, lost profits/income and other consequential damages. Exemplary damages and attorneys fees in an unspecified amount are also sought. The Bank has recently filed a motion for summary judgment. The case is currently set for trial to begin on May 10, 1999. The Bank will continue to defend this case vigorously.


     The Company is a defendant in various other legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position, results of operations and liquidity of the Company will not be materially affected by the final outcome of these legal proceedings.


18.  Regulatory Matters:
     ------------------

     The Bank is a national banking association and therefore is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The Bank is also a member of the FRB and the FDIC. Requirements and restrictions under the laws of the United States include a reserves requirement, restrictions on the nature and the amount of loans which can be made, restrictions on the business activities in which a bank may engage, restrictions on the payment of dividends to shareholders, and minimum capital requirements. Because the FRB regulates the bank holding company parent of the Bank, the FRB also has supervisory authority which directly affects the Bank. In addition, upon making certain determinations with respect to the condition of any insured national bank, such as the Bank, the FDIC may begin proceedings to terminate a bank's federal deposit insurance.

     Formal Agreement with the OCC. On November 19, 1998 the Board of Directors of the Bank entered into the Formal Agreement with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999 and is required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, the Bank was required to achieve by March 31, 1999 total risk-based capital at least equal to 12% of risk-weighted assets and Tier I leverage capital at least equal to 7.5% of adjusted total assets, and is required to achieve by December 31, 1999 total risk-based capital at least equal to 14% of risk-weighted assets. At December 31, 1998 the Bank had total risk-based capital of 10.24% of risk weighted assets and Tier I leverage capital of 5.64% of adjusted total assets. The Bank failed to achieve the capital levels and the leverage ratio required by the FA to be met by March 31, 1999. The Bank submitted a request to the OCC for an extension from March 31, 1999 to September 30, 1999 to meet the capital requirements of the Formal Agreement. The OCC granted the extension subject to revocation based on the results of examinations by the OCC to be conducted in April and June of 1999 or if the OCC finds the Bank to not be in substantial compliance with the articles of the Formal Agreement. Management expects to achieve both the FA capital requirements for March 31, 1999 and December 31, 1999 upon completion of the branch sales of Midlothian and Waxahachie (see Note 22).

     The FA establishes higher capital requirements than those applicable under OCC regulations for an "adequately" and "well capitalized" bank. The table below sets forth the capital requirements for the Bank under OCC regulations, under the Formal Agreement, in addition to the Bank's actual capital ratios at December 31, 1998 and 1997.

18.  Regulatory Matters continued:
     ------------------

                                         Actual                           Formal Agreement                   OCC Regulations
                        ---------------------------------------  ---------------------------------  -------------------------------

                           Capital Ratios      Capital Ratios
                            December 31,        December 31,      September 30,     December 31,       Adequately          Well
                                1998                1997             1999(1)            1999           Capitalized      Capitalized
                        -------------------  ------------------  ---------------  ----------------  ----------------  -------------
Leverage                         5.64%               6.24%             7.50%             7.50%            4.00%            5.00%

Risk-Based Capital:

   Tier I                        8.98%               9.92%             6.00%             6.00%            4.00%            6.00%

   Tier I &  II                 10.24%              11.28%            12.00%            14.00%            8.00%           10.00%

     (1)  As extended from March 31, 1999.

     The Bank's actual capital amounts and ratios are presented in the table for the years ended December 31, 1998 and 1997.

                                                  December 31,
                                      ----------------------------------
                                           1998                1997
                                      --------------      --------------

    Tier I risk-based capital           $  9,314,000        $ 10,277,000
    Tier II risk-based capital             1,304,000           1,402,000
                                      --------------      --------------
      Total capital                     $ 10,618,000        $ 11,679,000
                                      ==============      ==============
    Risk-weighted assets                $103,722,000        $103,559,000


     Additionally, pursuant to the Formal Agreement, the Board of Directors was required to develop a three year capital plan program, a plan to enhance its management information systems, a three year strategic plan establishing objectives for the Bank's earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of non-performing assets, product line development and market segments which the Bank intends to promote or develop, together with strategies to achieve those objectives, a revised loan policy, and a loan classification policy, each for submission to, and approval by, the OCC. All of these recommended enhancements have been implemented and the three year capital plan program, the plan to enhance the Bank's management information systems and the three year strategic plan have been submitted to the OCC for approval.

     The OCC has extensive enforcement authority over the operations of all national banks, including the Bank. The OCC may under certain circumstances assess civil monetary damages against the Bank and the Directors of the Bank, issue cease-and-desist or removal orders and initiate injunctive actions. Additionally, the OCC may impose a number of corrective measures on the Bank, including (1) the imposition of restrictions on certain activities involving asset growth, acquisitions, branch establishment, expansion into new lines of business, declaration and payment of dividends, and transactions with affiliates, (2) the imposition of certain additional mandated capital raising activities, and (3) a merger or sale of the Bank.

     The Formal Agreement also prohibits the Board of Directors from declaring or paying any dividends unless the Bank (1) is in compliance with 12 U.S.C.
     (S)(S) 56 and 60, its approved capital program provided for in the Formal Agreement, and the capital levels set forth in the Formal Agreement, as more fully described above, and (2) has obtained the prior written approval of the OCC.

18.  Regulatory Matters continued:
     ------------------

     The Company, as the holding company for the Bank, does not have material working capital needs separate from those of the Bank, other than the payment of interest on its convertible subordinated debt (see Note 8). The Bank is currently precluded from declaring and paying any dividends to the Company under the Formal Agreement. The Company will attempt to secure a loan to meet its cash flow needs for the twelve months ended March 31, 2000, which includes servicing the interest payment on the Notes. The provisions of the subordinated debt do not allow holders to force an interest payment. After March 31, 2000, the Bank expects to be permitted to make dividends to the Company in an amount necessary to service the interest payments on the Notes and for general corporate purposes. There can be no assurance that the Company's present capital and financing will be sufficient to finance future operations thereafter. If the Company sells additional shares of common and/or preferred stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms. In this event, the Company could be required to restrict its operations.

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


19.  Fair Value of Financial Instruments:
     -----------------------------------

     The following assumptions were used in estimating fair values of financial instruments:

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

          The carrying amounts for cash and due from banks, federal funds sold, and medical claims receivables approximate the fair values of such assets and liabilities. The subordinated notes payable do not have readily determinable fair market values. The Company has valued the subordinated notes payable at the par value plus the premium the Company would be required to pay if it had retired the subordinated notes payable at December 31, 1998.

19.  Fair Value of Financial Instruments continued:
     -----------------------------------

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

                                                      At December 31, 1998            At December 31, 1997
                                                  ---------------------------     ----------------------------
                                                   Carrying        Estimated       Carrying         Estimated
                                                    Amount        Fair Value        Amount         Fair Value
                                                  ----------     ------------     ----------      ------------
                                                     (in Thousands)                  (in Thousands)
Financial Assets:
              Cash and due from banks               $ 9,290         $ 9,290         $ 6,204         $ 6,204
              Federal funds sold                     24,762          24,762          22,257          22,257
              Interest bearing deposits in
              financial institutions                     95              95              95              95
              Available-for-sale securities          24,367          24,367          28,785          28,785
              Loans receivable                       97,469          95,999          97,683          98,044
              Medical claims receivable                 505             505           3,073           3,073

Financial Liabilities:
              Noninterest bearing deposits           31,733          31,733          22,186          22,186
              Interest bearing deposits             123,430         123,570         132,356         132,380
              Notes payable                           4,350           4,742               -               -
              Off-balance sheet instruments               -              69               -              50

20.  Business Segments:
     -----------------

     The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on net interest income, or profit or loss from operations, before income taxes not including nonrecurring gains and losses.

                                                                       Insurance           Medical Claims
                                                Community               Premium             Receivables
                                                 Banking               Financing             Factoring                 Total
                                          -------------------     -----------------     -----------------     --------------------
1998:
   Net interest income before provision
      for credit losses                          $  7,222,819           $ 1,587,486           $   606,794             $  9,417,099
   Provision for credit losses                        435,209             2,263,972              (694,194)               2,004,987
   Noninterest income                               2,529,060               896,242                     -                3,425,302
   Noninterest expense                              9,075,421             2,107,115               950,234               12,132,770
   Net (loss) income                                  (47,773)           (2,205,919)              390,579               (1,863,113)

   Loans, gross                                    75,459,711            24,887,202                                    100,346,913
   Medical claims receivables, gross                                                              646,378                  646,378
   Total assets                                   149,739,286            24,602,796               719,713              175,061,795

1997:
   Net interest income before provision
      for credit losses                             5,754,941             1,764,036             2,163,910             $  9,682,887
   Provision for credit losses                        195,000               (55,000)            6,244,996                6,384,996
   Noninterest income                               1,492,582             1,046,336                     -                2,538,918
   Noninterest expense                              7,434,769             1,678,874             1,999,540               11,113,183
   Net (loss) income                                  510,957           $   782,488            (4,769,749)              (3,476,304)

   Loans, gross                                    60,472,615            40,373,695                                    100,846,310
   Medical claims receivables, gross                                                            8,079,524                8,079,524
   Total assets                                   124,850,117            42,450,596             4,350,905              171,651,618

1996:
   Net interest income before provision
      for credit losses                             6,502,936             1,311,676             1,214,061                9,028,673
   Provision for credit losses                         40,000                50,000                45,000                  135,000
   Noninterest income                               1,242,723               634,731                     -                1,877,454
   Noninterest expense                              6,498,397             1,251,756               384,859                8,135,012
   Net income                                         910,092               417,172               370,723                1,697,987

   Loans, gross                                    60,150,826            39,168,604                                     99,319,430
   Medical claims receivables, gross                                                            6,377,067                6,377,067
   Total assets                                  $131,947,288           $38,343,966           $ 6,148,056             $176,439,310

21.  Parent Company Financial Information:
     ------------------------------------


                         Condensed Parent Company Only
                                 Balance Sheets
                        as of December 31, 1998 and 1997


                                                                   1998                      1997
                                                             ---------------          ----------------
Assets:
   Cash                                                         $   274,233               $   730,094
   Investment in subsidiary, at equity                           17,756,212                15,090,094
   Other assets                                                     411,680                    57,145
                                                             ---------------          ----------------
      Total assets                                              $18,442,125               $15,877,333
                                                             ===============          ================
Liabilities:

   Convertible subordinated debt                                $ 4,350,000               $         -
   Accrued interest payable                                          97,875                         -
                                                             ---------------          ----------------
      Total liabilities                                           4,447,875                         -

Shareholders' equity:
   Common stock                                                      58,401                    57,902
   Additional paid-in capital                                    17,093,786                16,867,777
   Accumulated deficit                                           (2,887,548)               (1,024,435)
   Stock rights issuable                                             57,902                    57,902
   Treasury stock                                                  (375,443)                 (172,828)
   Unrealized gain on available-for-sale securities                  47,152                    91,015
                                                             ---------------          ----------------
      Total shareholders' equity                                 13,994,250                15,877,333
                                                             ---------------          ----------------
         Total liabilities and  shareholders' equity            $18,442,125               $15,877,333
                                                             ===============          ================

        ------------------------------------


                         Condensed Parent Company Only
                            Statements of Operations
              for the years ended December 31, 1998, 1997 and 1996

                                                                                  December 31,
                                                      ------------------------------------------------------------------
                                                            1998                     1997                       1996
                                                      --------------           --------------              -------------
Interest income                                        $    19,806              $    20,533                 $   40,045

Interest expense                                           324,818                        -                      6,612
                                                      --------------           --------------              -------------

   Net interest (expense) income                          (305,012)                  20,533                     33,433

Noninterest expense                                       (160,897)                (244,120)                  (169,610)

Equity in net (loss) income of subsidiary               (1,374,112)              (3,333,245)                 1,788,489
                                                      --------------           --------------              -------------

      Net (loss) income before income taxes             (1,840,021)              (3,556,832)                 1,652,312

Income tax expense (benefit):                               23,092                  (80,528)                   (45,675)
                                                      --------------           --------------              -------------

      Net (loss) income                                $(1,863,113)             $(3,476,304)                $1,697,987
                                                      ==============           ==============              =============

     ------------------------------------


                         Condensed Parent Company Only
                            Statements of Cash Flows
              for the years ended December 31, 1998, 1997 and 1996


                                                                                     December 31,
                                                               --------------------------------------------------------
                                                                     1998                1997                   1996
                                                               -------------       --------------         -------------
Cash flows from operating activities:
  Net (loss) income                                             $(1,863,113)        $(3,476,304)           $ 1,697,987
  Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
        Amortization of debt issuance costs                          31,193                   -                      -
        Equity in net loss (income) of subsidiary                 1,374,112           3,333,245             (1,810,509)
        Net decrease (increase) in receivable from
           Subsidiary                                                     -             103,760                (35,762)
        Net (increase) decrease in other assets                      30,179              (5,170)                55,082
        Net increase (decrease) in accrued liabilities               97,875                   -                (58,806)
                                                               -------------       --------------         -------------
           Net cash used in operating activities                   (329,754)            (44,469)              (152,008)
                                                               -------------       --------------         -------------
Cash flows from investing activities:
   Investment in subsidiary                                      (4,084,093)                  -             (6,170,000)
                                                               -------------       --------------         -------------
         Net cash used in investing activities                   (4,084,093)                  -             (6,170,000)
                                                               -------------       --------------         -------------

Cash flows from financing activities:
   Sale of common stock                                                   -                   -              7,394,293
   Exercise of stock options                                        226,508             116,039                 23,712
   Proceeds from borrowings, net of issuance
        Costs                                                     3,934,093                   -                      -
   Payments on borrowings                                                 -                   -               (375,000)
   Purchase of treasury stock                                      (202,615)            (98,289)               (23,709)
                                                               -------------       --------------         -------------
      Net cash provided by financing activities                   3,957,986              17,750              7,019,296
                                                               -------------       --------------         -------------
Net (decrease) increase in cash and cash equivalents               (455,861)            (26,719)               697,288

Beginning cash and cash equivalents                                 730,094             756,813                 59,525
                                                               -------------       --------------         -------------
Ending cash and cash equivalents                                $   274,233         $   730,094            $   756,813
                                                               =============       ==============         =============

22.  Subsequent Events:
     -----------------

     On April 13, 1999, the Bank entered into Purchase and Assumption Agreement a with The Citizens National Bank in Waxahachie, Waxahachie, Texas ("Citizens"), to sell to Citizens the Bank's two branches located in Waxahachie and Midlothian, Texas (the "Branches"). The purchase price for the Branches will be based upon the net value of the assets less the balance of liabilities assumed plus 11% of the deposit base and 2.5% of the loan base and the value of certain premises, equipment and other assets. The transaction will be structured as a purchase of certain assets and assumption of certain liabilities of the Branches, including deposits, by Citizens. As of December 31, 1998, the Branches had total deposits of approximately $58,000,000, total net loans of approximately $15,000,000 and fixed assets of approximately $1,600,000. The completion of the sale is subject to a number of contingencies, including regulatory approvals by applicable banking authorities and a due diligence review of the Branches by Citizens. There can be no assurance that the transaction will be completed. If consummated, the transaction is expected to close no later than September 30, 1999, upon the expiration of all applicable waiting periods following receipt of all necessary regulatory approvals.