Form 10-Q
period 1999-03-31
SURETY CAPITAL CORP /DE/
filed 1999-05-24
CIK 784932

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549



Mark One

[X]	Quarterly report pursuant to section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999, or

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

Yes  [x]    No  [ ]


Common stock outstanding on May 14, 1999, 5,760,235 shares

                          SURETY CAPITAL CORPORATION

                                     INDEX

PART I  -  FINANCIAL INFORMATION                                     Page No.
--------------------------------                                     --------

Item 1	Financial Statements
------
	Consolidated Balance Sheets at March 31, 1999 and
        December 31, 1998                                                3

	Consolidated Statements of Income for the Three
        Months Ended March 31, 1999 and 1998                             4

	Consolidated Statements of Comprehensive Income
        for the Three Months Ended March 31, 1999 and 1998               5

	Consolidated Statements of Cash Flows for the Three
        Months Ended March 31, 1999 and 1998                             6

        Notes to Consolidated Financial Statements                       8

Item 2	Management's Discussion and Analysis of Financial Condition
------  and Results of Operations                                       12

Item 3  Quantitative and Qualitative Disclosures About Market Risk      18
------

PART II  -  OTHER INFORMATION
-----------------------------

Item 1  Legal Proceedings                                               19
------

Item 2  Changes in Securities and Use of Proceeds                       20
------

Item 3  Defaults Upon Senior Securities                                 20
------

Item 4  Submission of Matters to a Vote of Security Holders             20
------

Item 5  Other Information                                               20
------

Item 6  Exhibits and Reports on Form 8-K                                20
------

                          SURETY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    March 31, 1999 and December 31, 1998
                                 (unaudited)

                                                      March 31,    December 31,
                                                        1999           1998
                                                    ------------   ------------
Assets:
  Cash and due from banks                           $  7,772,075   $  9,289,897
  Federal funds sold                                  22,509,673     24,761,752
  Interest bearing deposits in financial
    institutions                                               -         94,939
  Investment securities:  Available-for-sale          26,419,007     24,366,866

  Loans                                               93,778,953    100,346,913
  Less:  Unearned interest                              (790,676)      (916,152)
         Allowance for credit losses                  (2,245,565)    (1,961,840)
                                                    ------------   ------------
  Net loans                                           90,742,712     97,468,921

  Medical claims receivables, net                        140,177        505,194

  Premises and equipment, net                          6,562,402      6,762,223
  Accrued interest receivable                            927,509        759,833
  Other real estate and repossessed assets               329,004        205,877
  Other assets                                         1,846,052      2,451,172
  Excess of cost over fair value of net assets
    acquired, net of accumulated amortization
    of $2,753,560 and $2,581,074 at March 31,
    1999 and December 31, 1998, respectively           8,329,635      8,395,121
                                                    ------------   ------------
              Total assets                          $165,578,246   $175,061,795
                                                    ============   ============

Liabilities and shareholders' equity:
  Demand deposits                                   $ 31,591,991   $ 31,732,996
  Savings, NOW and money markets                      41,798,600     43,282,766
  Time deposits, $100,000 and over                    20,782,840     24,224,817
  Other time deposits                                 52,592,262     55,922,822
                                                    ------------   ------------
        Total deposits                               146,765,693    155,163,401

  Accrued interest payable and other liabilities       1,405,161      1,554,144
  Convertible subordinated debt                        4,350,000      4,350,000
                                                    ------------   ------------
        Total liabilities                            152,520,854    161,067,545

Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000
    shares authorized, none issued at March 31,
    1999 and December 31, 1998                                 -              -
  Common stock, $0.01 par value, 20,000,000
    shares authorized, 5,840,071 shares issued
    at March 31, 1999 and December 31, 1998,
    and 5,760,235 shares outstanding at March 31,
    1999 and December 31, 1998                            58,401         58,401
  Additional paid-in capital                          17,093,786     17,093,786
  Accumulated deficit                                 (3,682,052)    (2,887,548)
  Stock rights issuable                                   57,902         57,902
  Treasury stock, 79,836 shares at March 31,
    1999 and at December 31, 1998 carried
    at cost                                             (375,443)      (375,443)

  Accumulated other comprehensive income,
    net of tax                                           (95,202)        47,152
                                                    ------------   ------------
        Total shareholders' equity                    13,057,392     13,994,250
                                                    ------------   ------------
        Total liabilities and shareholders' equity  $165,578,246   $175,061,795
                                                    ============   ============

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
              for the three months ended March 31, 1999 and 1998
                                 (unaudited)

                                                       Three Months Ended
                                                    March 31,     March 31,
                                                      1999          1998
                                                   -----------   -----------
Interest income:
   Commercial and real estate loans                $ 1,379,265   $ 1,184,588
   SBA                                                 219,770             -
   Consumer loans                                       69,804       273,219
   Insurance premium financing                         643,961       976,500
   Medical claims receivable factoring                  60,714       636,366
   Federal funds sold                                  256,493       350,202
   Investment securities:
      Taxable                                          306,047       352,538
      Tax-exempt                                        33,472        36,070
   Interest bearing deposits                             1,081         1,432
                                                   -----------   -----------
         Total interest income                       2,970,607     3,810,915
                                                   -----------   -----------

Interest expense:
   Savings, NOW and money market                       267,752       284,911
   Time deposits, $100,000 and over                    294,834       319,273
   Other time deposits                                 629,853       823,364
   Interest expense on notes payable                   108,273             -
                                                   -----------   -----------
         Total interest expense                      1,300,712     1,427,548
                                                   -----------   -----------
             Net interest income before
                 Provision for credit losses         1,669,895     2,383,367
                                                   -----------   -----------
Provision for credit losses on loans and
  for medical claims receivables losses                      -        25,000
                                                   -----------   -----------
         Net interest income                         1,669,895     2,358,367
                                                   -----------   -----------
Noninterest income                                     460,162       570,970
                                                   -----------   -----------

Noninterest expense:
   Salaries and employee benefits                    1,220,228     1,196,262
   Occupancy and equipment                             511,207       402,308
   General and administrative                        1,188,193       805,440
                                                   -----------   -----------
         Total noninterest expense                   2,919,628     2,404,010
                                                   -----------   -----------
             (Loss) income before income taxes        (789,571)      525,327

Income tax expenses:
   Current                                                   -       192,981
                                                   -----------   -----------
        Net (loss) income                          $  (789,571)  $   332,346
                                                   ===========   ===========

Basic (loss) earnings per share of common stock    $     (0.14)  $      0.06
                                                   ===========   ===========
Weighted average shares outstanding                  5,760,235     5,756,838
                                                   ===========   ===========
Diluted (loss) earnings per share of common stock  $     (0.14)  $      0.06
                                                   ===========   ===========
Weighted average shares outstanding
   and common stock equivalents                      5,760,235     5,991,740
                                                   ===========   ===========

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                       STATEMENT OF COMPREHENSIVE INCOME
               for the three months ended March 31, 1999 and 1998
                                  (unaudited)

                                                       Three Months Ended
                                                     March 31,     March 31,
                                                       1999          1998
                                                     ----------    ----------
Net (loss) income                                    $(789,571)    $ 332,346

Other comprehensive loss, net of income tax

   Unrealized holding losses                          (142,354)      (61,531)
                                                     ----------    ----------

Comprehensive (loss) income                          $(931,925)    $ 270,815
                                                     ==========    ==========

Disclosure of reclassification amount:

  Unrealized holding losses arising during period    $(142,354)    $ (19,921)
  Less: reclassification adjustment for losses
        included in net income, net of income tax            -       (41,610)
                                                     ----------    ----------
  Net unrealized losses on securities                $(142,354)    $ (61,531)
                                                     ==========    ==========

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the three months ended March 31, 1999 and 1998
                                 (unaudited)

                                                           March 31,
                                                  ---------------------------
                                                      1999            1998
                                                  ------------    -----------
Cash flows from operating activities:
   Net income                                     $  (789,571)    $   332,346
   Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
          Provision for credit losses                       -          25,000
          Depreciation                                249,172         162,549
          Amortization of intangible assets           172,486          94,501
          Gain on sale of available-for-sale
            securities                                      -         (53,670)
          Loss on sale or disposal of assets                -          86,278
          Changes in assets and liabilities:
            Unearned interest on loans               (125,476)         10,898
            Other assets                              128,566         559,971
            Accrued interest payable and other
              liabilities                            (148,983)         37,247
                                                  ------------    -----------

              Net cash (used in) provided by
                operating activities                 (513,806)      1,255,120
                                                  ------------    -----------

Cash flows from investing activities:
   Net change in loans                              6,992,024      (1,376,522)
   Payments received on purchased medical claims
     receivables                                      437,029       4,930,539
   Purchases of medical claims receivables           (212,351)     (4,054,258)
   Purchases of available-for-sale securities      (7,079,214)     (7,562,500)
   Proceeds from sales of available-for-sale
     securities                                             -       3,265,331
   Proceeds from maturities of available-for-sale
     securities                                     4,958,537       8,480,500
   Proceeds from maturities of interest bearing
     deposits in financial institutions                 4,939               -
   Purchases of bank premises and equipment           (49,351)       (126,960)
   Proceeds from sale of other real estate and
     repossessed assets                                     -          60,715
                                                  ------------    -----------

              Net cash provided by investing
                activities                          5,141,613       3,616,846
                                                  ------------    -----------

Cash flows from financing activities:
   Net change in deposits                          (8,397,708)      1,587,439
   Issuance of subordinated debt                            -       4,350,000
   Exercise of stock options                                -           8,382
                                                  ------------    -----------

              Net cash (used in) provided by
                financing activities               (8,397,708)      5,945,821

Net (decrease) increase in cash and cash
  equivalents                                      (3,769,901)     10,817,787

Beginning cash and cash equivalents                34,051,649      28,461,443
                                                  ------------    -----------

Ending cash and cash equivalents                  $30,281,748     $39,279,230
                                                  ============    ===========

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the three months ended March 31, 1999 and 1998
                                 (unaudited)


                                                           March 31,
                                                  ---------------------------
                                                      1999            1998
                                                  ------------    -----------

Supplemental schedule of noncash investing
  and financing activities:
   Transfers of repossessed collateral to
     other assets                                          -         $88,417
   Additions to loans to facilitate the sale
     of other real estate and other assets                 -         $ 3,225


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	Basis of Presentation:
        ----------------------
	Surety Capital Corporation (the "Company") is a publicly traded bank holding company located in Hurst, Texas. The Company owns a subsidiary national bank, Surety Bank, National Association, with full service office located in Converse, Hurst, Midlothian, New Braunfels, San Antonio, Schertz, Universal City, Waxahachie and Whitesboro, Texas. The Company has entered into an agreement to sell the Midlothian and Waxahachie branches. Surety Bank engages in general commercial and consumer banking and concentrates its lending activities in the area of insurance premium financing. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.
        In the opinion of the Company, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and its cash flows for the indicated periods have been included. The results of operations for such interim period are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

2.	Earnings Per Share:
        -------------------
        Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended March 31, 1999 and 1998, was 5,760,235 and 5,756,838, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended March 31, 1999 and 1998, was 5,760,235 and 5,991,740.

3.	Loans, net:
        -----------
	At March 31, 1999 and December 31, 1998 the loan portfolio was composed of the following:

                                         March 31,       December 31,
                                           1999              1998
                                       ------------      ------------
        Real estate loans              $ 40,474,070      $ 41,939,108
        Insurance premium financing      22,014,003        24,887,202
        Commercial loans                 23,278,527        23,011,395
        SBA loans                         5,053,646         6,259,049
        Installment loans                 2,958,707         4,250,159
                                       ------------      ------------

        Total gross loans                93,778,953       100,346,913

        Unearned interest                  (790,676)         (916,152)
        Allowance for credit losses      (2,245,565)       (1,961,840)
                                       ------------      ------------

        Loans, net                     $ 90,742,712      $ 97,468,921
                                       ============      ============

3.	Loans, net continued:
        ----------
        Activity in the allowance for credit losses on loans and medical claims receivables is as follows:

                                            Three Months   Three Months
                                               Ended          Ended
                                              March 31,      March 31,
                                                1999           1998
                                            ------------   ------------
        Beginning balance                    $2,103,025     $5,258,694
        Provision for credit losses                   -         25,000
        Net loan recoveries (chargeoffs)        156,993        (65,730)

        Ending balance                       $2,260,018     $5,217,964

	Loans on which the accrual of interest has been discontinued amounted to approximately $1,652,000 and $1,398,000 at March 31, 1999 and March 31, 1998, respectively.


4.	Medical Claims Receivables:
        ---------------------------
	At March 31, 1999 and December 31, 1998, the medical claims receivables portfolio was composed of the following:

                                              March 31,   December 31,
                                                1999          1998
                                              ---------   ------------
           Medical claims receivables         $154,630     $ 646,378

           Unearned interest                         -             -
           Allowance for medical claims
             receivables losses                (14,453)     (141,184)
                                              ---------    ----------
           Medical claims receivables, net    $140,177     $ 505,194
                                              =========    ==========

        During the first quarter of 1999 the medical claims factoring division was substantially discontinued.


5.	Convertible Subordinated Debt:
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


If Redeemed During   Percentage of    If Redeemed During    Percentage of
 12 Months Ended       Principal       12 Months Ended        Principal
    March 31,           Amount            March 31,             Amount
------------------   -------------    ------------------    -------------
      2000               108%               2005                 103%
      2001               107%               2006                 102%
      2002               106%               2007                 101%
      2003               105%               2008                 100%
      2004               104%

        The Company made the required March 31, 1999 interest payment on the Notes. After this payment of interest on the Notes, the Company as a stand-alone entity has approximately $51,000 in cash remaining for future operating expenses. See " Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" regarding plans to meet future requirements.


6.	Subsequent Events:
        ------------------
        On April 13, 1999, the Bank entered into a Purchase and Assumption Agreement with The Citizens National Bank in Waxahachie, Waxahachie, Texas ("Citizens"), to sell to Citizens the Bank's two branches located in Waxahachie and Midlothian, Texas (the "Branches"). The purchase price for the Branches will be based upon the net value of the assets less the balance of liabilities assumed plus 11% of the deposit base and 2.5% of the loan base and the value of certain premises, equipment and other assets. The transaction will be structured as a purchase of certain assets and assumption of certain liabilities of the Branches, including deposits, by Citizens. As of March 31, 1999, the Branches had total deposits of approximately $52,883,000, total net loans of approximately $13,963,000 and fixed assets of approximately $1,557,000. The completion of the sale is subject to a number of contingencies, including regulatory approvals by applicable banking authorities and a due diligence review of the Branches by Citizens. There can be no assurance that the transaction will be completed. If consummated, the transaction is expected to close on or about June 30, 1999, upon the expiration of all applicable waiting periods following receipt of all necessary regulatory approvals.

6.	Subsequent Events continued:
        -----------------
        On November 19, 1998 the Board of Directors of the Bank entered into a Formal Agreement (the "Formal Agreement") with the Office of the Comptroller of the Currency ("OCC") pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999 and was required to achieve certain additional capital levels by December 31, 1999. Although the Bank failed to achieve the capital levels and the leverage ratio required by the Formal Agreement to be met by March 31, 1999, the OCC on April 14, 1999 granted the Bank an extension to September 30, 1999, subject to revocation based on the results of examinations by the OCC to be conducted in April and June of 1999, to meet such capital levels.

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

The information presented below reflects the lending and related funding business of the Company:

                                       Three Months      Three Months
                                          Ended             Ended
                                         March 31,         March 31,
                                           1999              1998
                                      --------------    --------------
INSURANCE PREMIUM FINANCING:

        Average balance outstanding   $  22,846,058     $  39,430,694
        Average yield                          11.3%              9.9%
        Interest income               $     643,961     $     976,500

CONSUMER, COMMERCIAL AND REAL
 ESTATE FINANCING:

        Average balance outstanding   $  73,406,149     $  59,315,803
        Average yield                           9.1%              9.8%
        Interest income               $   1,668,839     $   1,457,807

MEDICAL CLAIMS RECEIVABLES:

        Average balance outstanding   $     412,410     $   6,809,648
        Average yield                          58.9%             37.4%
        Interest income               $      60,714     $     636,366

COST OF FUNDS:

        Average balance outstanding   $ 152,339,121     $ 155,858,576
        Average interest rate                   3.1%              3.7%
        Interest expense              $   1,192,439     $   1,427,548

COST OF DEBT:

        Average balance outstanding   $   4,350,000     $           -
        Average interest rate                  10.0%
        Interest expense              $     108,273     $           -

AVERAGE MONTHLY AMOUNTS:

        Total interest income         $     990,202     $   1,270,305
        Total interest expense        $     433,571     $     475,849
        Provision for credit losses   $           -     $     120,000
	Provision (credit) for
          medical claims receivables
          losses                      $           -     $    (111,667)
        Noninterest income            $     153,387     $     190,323
        Noninterest expense           $     973,209     $     801,337

Note: Average balances are computed using daily balances throughout each period.

                            AVERAGE BALANCE SHEET

                                            Three Months Ended March 31, 1999
                                          ------------------------------------
                                            Average                    Average
                                            Balance       Interest      Rate
                                          ------------   ----------    -------
ASSETS:
  Interest earnings assets:
    U.S. Treasury and agency securities
      and due from time(1)                $ 26,480,730   $  339,519      5.1%
    Federal funds sold                      24,763,832      257,574      4.2%
    Loans(2)(3)                             96,252,207    2,312,800      9.6%
    Medical claims receivables                 412,410       60,714     58.9%
    Allowance for credit losses and
      factoring                             (2,030,906)         N/A      N/A
                                          ------------    ---------    -------

        Total interest earning assets      145,878,273    2,970,607      8.2%
                                          ------------    ---------    -------

  Cash and due from banks                    7,748,276
  Premises and equipment                     6,661,660
  Accrued interest receivable                  803,688
  Other assets                              10,015,847
                                          ------------

        Total assets                      $171,107,744
                                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing liabilities:
    Interest bearing demand deposits      $ 35,589,139   $  223,625      2.5%
    Savings deposits                         8,374,252       44,127      2.1%
    Time deposits                           76,837,967      924,687      4.8%
    Convertible subordinated debt            4,350,000      108,273     10.0%
                                          ------------    ---------    -------

        Total interest bearing
          liabilities                      125,151,358    1,300,712      4.3%
                                          ------------    ---------    -------

           Net interest income                           $1,669,895
                                                          =========
Net interest spread                                                      3.9%
                                                                       -------
Net interest income to average earning
  assets                                                                 4.6%
                                                                       =======
Noninterest bearing deposits                30,992,858
Accrued interest payable and other
  liabilities                                1,514,969
                                          ------------

        Total liabilities                   57,659,185

Shareholders' equity                        13,448,559
                                          ------------

           Total liabilities and
             shareholders' equity         $171,107,744
                                          ============
</TABLE

(1)	Interest income on the tax-exempt securities does not reflect the tax equivalent yield.

(2) Loans on nonaccrual status have been included in the computation of average balances.

(3)	The interest income on loans does not include loan fees.  Loan fees are immaterial and are included in noninterest income.

Three Months Ended March 31, 1999 Versus Three Months Ended March 31, 1998

Combined Results of Operations
------------------------------

The Company and its wholly owned subsidiary, the Bank, reported a net loss of $789,571 as compared to net income of $332,346 during the three months ended March 31, 1999 and 1998, respectively. Basic and diluted earnings (loss) per share were $(0.14) and $0.06 for the three months ended March 31, 1999 and 1998, respectively.

The Board of Directors and management of the Company have implemented numerous changes to return the Company to its core business of community banking and insurance premium financing. The management team has been restructured with the replacement of the Company's Chief Executive Officer, Chief Operating Officer, Chief
Financial Officer and Controller, and cost reductions have been made in the personnel and occupancy areas of the Bank. The medical claims factoring division has been discontinued with a net factored receivables balance at March 31, 1999 of $140,177. Stringent new controls over core operations have been implemented. Additionally, the Company has contracted to sell two of Surety Bank's branches in Midlothian and Waxahachie, Texas. The sale is expected to result in a significant non-operating gain and to bring the Bank into full compliance with the Formal Agreement capital requirements. Subject to receipt of all regulatory approvals, the Company plans to open a branch in downtown Fort Worth, Texas, with the intent of relocating its headquarters to this new location by the end of 1999. The new location will allow the Bank to fill a void left in this major market during the last two years when many of the large independent banks in Fort Worth merged with larger bank holding companies based outside the local area. These steps are expected to rebuild profitable operations and enhance shareholder value.

The yields earned by the Company on its loan portfolio during the three months ended March 31, 1999 and 1998 were 9.6% and 9.9%, respectively, while the average cost of funds for the Company for the same periods was 3.1% and 3.7%, respectively. The decline in rates earned on the loan portfolio and rates paid on deposits can be attributed to lower rates in the marketplace. The average balance of loans outstanding was $96,252,207 and $98,746,297 for the three months ended March 31, 1999 and 1998, respectively. The loan-to-deposit ratio as of March 31, 1999 and 1998 was 63.4% and 65.3%, respectively.

Total interest income decreased 22.1% to $2,970,607 from $3,810,915, while total interest expense decreased 8.9% to $1,300,712 from $1,427,548, resulting in a 29.9% decrease in net interest income before provision for credit losses to $1,669,895 from $2,383,367.
The Company's gross loans decreased between these two periods by 8.1% to $93,778,953 from $101,997,760. Real estate lending increased by 41.2% to $40,665,977 from $28,665,977, commercial lending increased by 11.9% to $23,278,527 from $20,803,364, consumer lending decreased by 70.7% to $2,958,707 from $10,099,910, and insurance premium financing decreased by 48.1% to $22,014,003 from $42,428,509. The average volume of consumer, commercial, and real estate lending increased 23.8%, with a decrease in the average yields on those loans from 9.8% to 9.1%. The 42.1% decrease in the average volume of insurance premium financing loans was accompanied by a yield of 11.3% and 9.9% on those loans for the three months ended March 31, 1999 and 1998, respectively. The increase in yield realized on insurance premium finance loans is a result of a decision to concentrate on quality and rates charged on insurance premium finance loans. The average balance of interest bearing deposits decreased 9.4%, while the average rate paid increased from 4.3% to 3.9%. The decrease in interest bearing deposits and the subsequent decrease in rates paid on interest bearing deposits is attributed to a decision by management to eliminate those deposits with the highest rate of interest.

The Company did not record a provision for loan losses during the either three months ended March 31, 1999 or the three months ended
March 31, 1998. The Company's ratio of charge-offs to average loans was 0.3% for these periods and recoveries net of charge-offs for the three months ended March 31, 1999 were in the amount of $156,993 and the Company determined that no provision was necessary. The
Company's ratio of allowance to total loans was 2.4% as compared to its peer group's ratio of allowance to total loans of 1.4%.
Management believes that all known losses in the portfolio have been recognized.

The Company's noninterest income decreased 19.4% to $460,162 from $570,970 for the three months ended March 31, 1999 and 1998, respectively. This decrease compares to a corresponding decrease in insurance premium finance loans of 48.1% for these same periods.
Insurance premium finance generates noninterest income from late fees charged on its loans which become past due.

Noninterest expense increased 21.5%, primarily the result of a 2.0% increase in salaries and employee benefits, a 27.1% increase in occupancy and equipment expenses, and a 47.5% increase in general and administrative expenses. The increase in occupancy expense relates to the acquisition of TexStar National Bank on March 31, 1998. Increases in general and administrative expenses relate primarily to legal and professional fees. Management has made numerous changes in order to reduce expenses, including staffing reductions for an estimated annual savings in excess of $500,000 per year, reduction of lease space along with efforts to reduce legal and professional fees.

Parent Company Only Results of Operations
-----------------------------------------

The Company primarily serves as a parent company to Surety Bank and has nominal separate business activities. For the three months ended March 31, 1999, the Company had no interest income, interest expense on the Notes of approximately $108,000 and noninterest expense of approximately $31,000. The noninterest expenses, which decreased 18% from the same period in the prior year, consisted primarily of legal and professional fees incurred in the operation of the Company and in the maintenance of the Company's public company status under applicable securities laws and regulations.

Allowance for Credit Losses

The Company did not record a provision for credit losses during either the three months ended March 31, 1999 or the three months ended March 31, 1998. The Company's provision for credit losses is based upon quarterly loan portfolio reviews by management. The purpose of the reviews is to assess loan quality, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the market economy. Management periodically reviews the estimates used in determining the allowance for credit losses and adequately provides for the changes as needed. Credit losses in excess of the amount of the allowance could and probably would have a material adverse effect on the financial condition of the Company.

The Company had a net recovery for the three months ended March 31, 1999 of $156,993. The Company's ratio of charge-offs to average loans was 0.3% and 0.2% for the three months ended March 31, 1999 and 1998 and the Company determined that no provision was necessary.
The Company's ratio of allowance to total loans was 2.4% as compared to its peer group's ratio of allowance to total loans of 1.4%. The allowance for credit losses was $2,245,565 on March 31, 1999.

Current Trends and Uncertainties

Economic trends and other developments could adversely affect the Company's operations. Regulatory changes may increase the Company's cost of doing business or otherwise impact it adversely.

Liquidity

The Company's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At March 31, 1999, 14.1% of Surety Bank's interest bearing liabilities were in the form of time deposits of $100,000 and over. Although unlikely, if a large number of these time deposits matured at approximately the same time and were not renewed, Surety Bank's liquidity could be adversely affected. Currently, the maturities of Surety Bank's large time deposits are spread throughout the year, and Surety Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

The ability of the Company to meet its cash obligations depends almost entirely on its receipt of dividends from Surety Bank, which are limited by banking statutes and regulations, and the Formal
Agreement. See discussion under "Formal Agreement with the OCC" below. At March 31, 1999 the Company as a stand-alone entity had approximately $51,000 in cash for future operating expenses.

The Company, as the holding company for the Bank, does not have material working capital needs separate from those of the Bank, other than the payment of interest on the Notes. The Bank is currently precluded from declaring and paying any dividends to the Company under the Formal Agreement. The Company will attempt to secure a loan to meet its cash flow needs for the twelve months ended March 31, 2000, which includes servicing the interest payment on the Notes. The provisions of the Notes do not allow holders to force an interest payment. After March 31, 2000, the Bank expects to be permitted to make dividends to the Company in an amount necessary to service the interest payments on the Notes and for general corporate purposes. There can be no assurance that the Company's present capital and financing will be sufficient to finance future operations thereafter. If the Company sells additional shares of common and/or preferred stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing becomes necessary, there can be no assurance that the financing can be obtained on satisfactory terms. In this event, the Company could be required to restrict its operations.

Capital Resources

Shareholders' equity at March 31, 1999 was $13,057,392 as compared to $13,994,250 at December 31, 1998. The Company had consolidated net loss of $789,571 for the three months ended March 31, 1999.

Exclusive of the Formal Agreement, Surety Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half, or 4%, must be in the form of Tier 1
(core) capital. The remaining one-half, or 4%, may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of the loan loss allowances that may be included in capital after the transition period is limited to 1.25% of risk-weighted assets.
The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for Surety Bank was 8.98% and 10.24%, respectively, at December 31, 1998 and 9.12% and 10.38%, respectively, at March 31, 1999. In addition,
Surety Bank is expected to maintain a Tier 1 capital to total assets ratio (Tier 1 leverage ratio) of at least 3%. Surety Bank is currently, and expects to continue to be, in compliance with these capital requirements. The Company however, is subject to additional capital requirements set forth in the Formal Agreement. See discussion under "Formal Agreement with the OCC" below.

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

Formal Agreement with the OCC

On November 19, 1998 the Board of Directors of the Bank entered into the Formal Agreement with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999 and is required to achieve certain additional capital levels by December
31, 1999. Under the Formal Agreement, the Bank was required to achieve by March 31, 1999 total risk-based capital at least equal to 12% of risk-weighted assets and Tier I leverage capital at least equal to 7.5% of adjusted total assets, and is required to achieve by December 31, 1999 total risk-based capital at least equal to 14% of risk-weighted assets. At March 31, 1999 the Bank had total risk-based capital of 10.38% of risk weighted assets and Tier I leverage capital of 9.12% of adjusted total assets. Although the Bank failed to achieve the capital levels and the leverage ratio required by the Formal Agreement to be met by March 31, 1999, the OCC granted the Company an extension to September 30, 1999, subject to revocation based on the results of examinations by the OCC to be conducted in April and June of 1999, to meet such capital levels. Management expects to achieve all of the Formal Agreement capital requirements upon completion of the branch sales of Midlothian and Waxahachie, which is expected to close on or about June 30, 1999.

The Formal Agreement establishes higher capital requirements than those applicable under OCC regulations for an "adequately" and "well capitalized" bank. The table below sets forth the capital requirements for the Bank under OCC regulations, under the Formal
Agreement, in addition to the Bank's actual capital ratios at March
31, 1999 and 1998.


                          Actual               Formal Agreement            OCC Regulations
                    --------------------  ---------------------------  -------------------------
                    Capital    Capital
                     Ratios     Ratios
                    March 31,  March 31,  September 30,  December 31,  Adequately        Well
                      1999       1998        1999(1)         1999      Capitalized   Capitalized
                    ---------  ---------  -------------  ------------  -----------   -----------
Leverage              5.49%      6.26%        7.50%          7.50%        4.00%          5.00%

Risk-Based Capital:

   Tier I             9.12%     13.32%        6.00%          6.00%        4.00%          6.00%

   Tier I &  II      10.38%     14.57%       12.00%         14.00%        8.00%         10.00%


	(1)	As extended from March 31, 1999.


The Bank's capital amounts and ratios are presented in the table for the years ended March 31, 1999 and 1998.

                                          March 31,
                                 ---------------------------
                                     1999           1998
                                 -----------    ------------
    Tier I risk-based capital    $ 8,702,000    $ 14,736,000
    Tier II risk-based capital     1,206,000       1,383,000
                                 -----------    ------------
      Total capital              $ 9,908,000    $ 16,119,000
                                 ===========    ============

    Risk-weighted assets         $96,517,000    $110,608,000

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

The OCC has extensive enforcement authority over the operations of all national banks, including the Bank. If the OCC fails to grant to the Bank the extension, the OCC may under certain circumstances assess civil monetary damages against the Bank and the Directors of the Bank, issue cease-and-desist or removal orders and initiate injunctive actions. Additionally, the OCC may impose a number of corrective measures on the Bank, including (1) the imposition of restrictions on certain activities involving asset growth, acquisitions, branch establishment, expansion into new lines of business, declaration and payment of dividends, and transactions with affiliates, (2) the imposition of certain additional mandated capital raising activities, and (3) as a last resort, the appointment of a receiver or conservator of the Bank.

The Formal Agreement also prohibits the Board of Directors from declaring or paying any dividends unless the Bank (1) is in compliance with 12 U.S.C. section 56 and 60, its approved capital program provided for in the Formal Agreement, and the capital levels set forth in the Formal Agreement, as more fully described above, and
(2) has obtained the prior written approval of the OCC.

Impact of Inflation, Changing Prices and Monetary Policies

The financial statements and related financial data concerning the Company in this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary effect of inflation on the operations of the Company is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors which are beyond the control of Surety Bank, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policy such as seeking to (1) curb inflation and combat recession by its open market operations in United States government securities, (2) control the discount rate applicable to borrowing by banks and (3) establish reserve requirements against bank deposits. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on Surety Bank and its results of operations are not predictable.


Item 3.	Qualitative and Quantitative Disclosure About Market Risk

In the normal course of conducting business activities, the Company is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments.
Interest rate risk is managed by management and the board of directors of the Company. No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the Company's Annual Report on Form 10-K for the period ended December 31, 1998.

                          PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

The Bank is also a Defendant in Dr. Christian J. Renna, et al. vs. Barry Carroll, et al., filed in April 1997 in the 348th Judicial District Court of Tarrant County, Texas (the "Renna Case"). Christian
J. Renna, D.O. ("Renna") claims that his contract billing and collection manager, James Sharbrough, signed Renna's name to an agreement with the Bank and begin submitting medical claims belonging to Renna and his medical practice to the Bank for factoring. Renna claims that these alleged activities by his billing/collection manager, who was also Renna's brother-in-law at the time, were without his authority. The plaintiffs in the Renna case alleged that damages were suffered as a result of failing to receive advances for collections on the accounts allegedly factored by the Bank. The plaintiffs also contend that they have been further damaged as a result of factoring fees paid to factor the accounts. The plaintiffs assert that they have suffered actual damages of approximately $1,500,000, consisting of the face amount of the receivables, lost profits/income and other consequential damages. Exemplary damages and attorneys fees in an unspecified amount are also sought. The case is currently set for trial to begin on August 2, 1999. The Bank believes that the Renna case lacks merit and will continue to defend it vigorously. The final outcome of this case is uncertain at this time.

The Company is a defendant in various other legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.


Item 2.	Changes in Securities and Use of Proceeds

		Not applicable.


Item 3.	Defaults Upon Senior Securities

		Not applicable.


Item 4.	Submission of Matters to a Vote of Security Holders

		Not applicable


Item 5.	Other Information

		Not applicable.


Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits

			27	Financial Data Schedule*
          --------------------
			*	Filed herewith.

		(b)	Reports on Form 8-K

			No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 24, 1999                      SURETY CAPITAL CORPORATION

                                           By: /s/ Robert L. Bintliff
                                               Robert L. Bintliff, Chief
                                               Executive Officer and Chief
                                               Financial Officer