Form 10-Q
period 1999-06-30
SURETY CAPITAL CORP /DE/
filed 1999-08-20
CIK 784932

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549



Mark One

[X]	Quarterly report pursuant to section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999, or

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

Yes  [x]    No  [ ]


Common stock outstanding on August 12, 1999, 5,760,235 share

                          SURETY CAPITAL CORPORATION


INDEX

PART I  -  FINANCIAL INFORMATION                                    Page No.
--------------------------------                                    --------

Item 1	Financial Statements

	Consolidated Balance Sheets at June 30, 1999 and
        December 31, 1998                                               3

	Consolidated Statements of Operations for the Six
        Months Ended June 30, 1999 and 1998                             4

	Consolidated Statements of Operations for the Three
        Months Ended June 30, 1999 and 1998                             5

	Statement of Comprehensive Income (Loss) for the Six
        Months Ended June 30, 1999 and 1998                             6

	Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1999 and 1998                                    7


        Notes to Consolidated Financial Statements                      9

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      13

Item 3  Quantitative and Qualitative Disclosures About Market Risk     19

PART II  -  OTHER INFORMATION
-----------------------------

Item 1  Legal Proceedings                                              20

Item 2  Changes in Securities and Use of Proceeds                      21

Item 3  Defaults Upon Senior Securities                                21

Item 4  Submission of Matters to a Vote of Security Holders            21

Item 5  Other Information                                              21

Item 6  Exhibits and Reports on Form 8-K                               22

                          SURETY CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                                  (unaudited)

                                                        June 30,     December 31,
                                                          1999           1998
                                                      ------------   ------------
Assets:
  Cash and due from banks                             $  7,849,265   $  9,289,897
  Federal funds sold                                    27,374,339     24,761,752
  Interest bearing deposits in financial institutions            -         94,939
  Investment securities:  Available-for-sale            18,688,649     24,366,866

  Loans                                                 77,444,834    100,852,107
  Less:  Unearned interest                                (698,698)      (916,152)
         Allowance for credit losses                    (1,813,608)    (1,961,840)
                                                      ------------   ------------
         Net loans                                      74,932,528     97,974,115
  Premises and equipment, net                            4,890,126      6,762,223
  Accrued interest receivable                              614,052        759,833
  Other real estate and repossessed assets                 157,088        205,877
  Other assets                                           1,743,821      2,451,172
  Excess of cost over fair value of net assets
    acquired, net of accumulated amortization
    of $984,223 and $2,581,074 at June 30, 1999
    and December 31, 1998, respectively                  5,683,005      8,395,121
                                                      ------------   ------------
     Total assets                                     $141,932,873   $175,061,795
                                                      ============   ============

Liabilities and shareholders' equity:
  Demand deposits                                     $ 21,629,889   $ 31,732,996
  Savings, NOW and money markets                        23,854,117     43,282,766
  Time deposits, $100,000 and over                      13,386,088     24,224,817
  Other time deposits                                   37,681,867     55,922,822
                                                      ------------   ------------
     Total deposits                                     96,551,961    155,163,401
  Due to purchaser on branch sale                       24,993,724              -
  Accrued interest payable and other liabilities         1,858,926      1,554,144
  Convertible subordinated debt                          4,350,000      4,350,000
                                                      ------------   ------------
     Total liabilities                                 127,754,611    161,067,545
                                                      ------------   ------------

  Shareholders' equity:
  Preferred stock, $0.01 par value, 1,000,000 shares
    authorized, none issued at June 30, 1999 and
    December 31, 1998                                                           -
  Common stock, $0.01 par value, 20,000,000 shares
    authorized, 5,840,071 shares issued at June 30,
    1999 and December 31, 1998, and 5,760,235 shares
    outstanding at June 30, 1999 and December 31,
    1998, respectively                                      58,401         58,401
  Additional paid-in capital                            17,093,787     17,093,786
  Accumulated deficit                                   (2,292,594)    (2,887,548)
  Stock rights issuable                                     57,902         57,902
  Treasury stock, 79,836 shares at June 30, 1999 and
      at December 31, 1998, carried at cost               (375,443)      (375,443)
  Accumulated other comprehensive (loss) income,
    net of tax                                            (363,791)        47,152
                                                      ------------   ------------
     Total shareholders' equity                         14,178,262     13,994,250
                                                      ------------   ------------
     Total liabilities and shareholders' equity       $141,932,873   $175,061,795
                                                      ============   ============

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              for the six months ended June 30, 1999 and 1998
                                  (unaudited)

                                                      Six Months Ended
                                                   June 30,      June 30,
                                                     1999          1998
                                                  -----------   -----------
Interest income:
   Commercial                                     $   892,131   $ 1,539,561
   Real Estate                                      2,214,641     1,734,416
   Consumer loans                                      78,499       602,233
   Insurance premium financing                      1,172,698     1,935,262
   Medical claims receivable factoring                 63,928       823,721
   Federal funds sold                                 556,768       799,355
   Investment securities:
      Taxable                                         639,763       946,524
      Tax-exempt                                       66,016       128,327
   Interest bearing deposits                            1,081         2,903
                                                  -----------   -----------
         Total interest income                      5,685,525     8,512,302
                                                  -----------   -----------

Interest expense:
   Savings, NOW and money market                      529,846       696,860
   Time deposits, $100,000 and over                   531,918       835,996
   Other time deposits                              1,209,014     1,899,254
   Interest expense on notes payable                  216,545       100,253
                                                  -----------   -----------
         Total interest expense                     2,487,323     3,532,363
                                                  -----------   -----------
             Net interest income before
              provision for credit losses           3,198,202     4,979,939
                                                  -----------   -----------
Provision for credit losses on loans and
  for medical claims receivables losses                     -     1,638,119
                                                  -----------   -----------
         Net interest income                        3,198,202     3,341,820
                                                  -----------   -----------
Non interest income:
    Non recurring gain - Sale of branches           2,788,777             -
    Other                                             876,187     1,219,239
                                                  -----------   -----------
       Total non interest income                    3,664,964     1,219,239
                                                  -----------   -----------
Non interest expense:
   Salaries and employee benefits                   2,334,342     2,691,256
   Occupancy and equipment                          1,138,117       945,720
   General and administrative                       2,439,411     1,631,576
                                                  -----------   -----------
       Total non interest expense                   5,911,870     5,268,552
                                                  -----------   -----------
          Income (Loss) before income taxes           951,296      (707,493)

Income tax expense (benefit)                          356,342      (255,161)
                                                  -----------   -----------
        Net income (loss)                         $   594,954   $  (452,332)
                                                  ===========   ===========

Basic earnings (loss) per share of common stock   $       .10   $     (0.08)
                                                  ===========   ===========
Weighted average shares outstanding                 5,760,235     5,758,931
                                                  ===========   ===========
Diluted earnings (loss) per share of common stock $       .10   $     (0.08)
                                                  ===========   ===========
Weighted average shares outstanding
   and common stock equivalents                     5,880,539     5,999,426
                                                  ===========   ===========

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                         SURETY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              for the three months ended June 30, 1999 and 1998
                                 (unaudited)
                                                     Three Months Ended
                                                    June 30,      June 30,
                                                      1999          1998
                                                  -----------   -----------
Interest income:
   Commercial                                     $   416,606   $   993,195
   Real Estate Loans                                1,091,131     1,096,194
   Consumer loans                                       8,695       329,014
   Insurance premium financing                        528,737       958,762
   Medical claims receivable factoring                  3,214       285,154
   Federal funds sold                                 300,275       449,153
   Investment securities:
      Taxable                                         333,716       593,986
      Tax-exempt                                       32,544        92,257
   Interest bearing deposits                                -         1,471
                                                  -----------   -----------
         Total interest income                      2,714,918     4,799,186
                                                  -----------   -----------

Interest expense:
   Savings, NOW and money market                      262,094       411,949
   Time deposits, $100,000 and over                   237,084       516,723
   Other time deposits                                579,161     1,075,890
   Other interest expense                             108,272       100,253
                                                  -----------   -----------
         Total interest expense                     1,186,611     2,104,815
                                                  -----------   -----------
           Net interest income before
            provision for credit losses             1,528,307     2,694,371
                                                  -----------   -----------
Provision for credit losses on loans and
    medical claims receivables losses                       -     1,710,918
                                                  -----------   -----------
         Net interest income                        1,528,307       983,453
                                                  -----------   -----------

Non interest income:
     Non recurring gain - Sale of branches          2,788,777             -
      Other                                           416,025       648,269
                                                  -----------   -----------
          Total non interest income                 3,204,802       648,269
                                                  -----------   -----------
Non interest expense:
   Salaries and employee benefits                   1,114,114     1,494,994
   Occupancy and equipment                            626,910       543,412
   General and administrative                       1,251,218       826,136
                                                  -----------   -----------
         Total non interest expense                 2,992,242     2,864,542
                                                  -----------   -----------
             Income (Loss) before income taxes      1,740,867    (1,232,820)

Income tax expense (benefit)                          356,342      (448,142)
                                                  -----------   -----------
        Net income (loss)                         $ 1,384,525   $  (784,678)
                                                  ===========   ===========

Basic earnings (loss) per share of common stock   $       .24   $     (0.14)
                                                  ===========   ===========

Weighted average shares outstanding                 5,760,235     5,760,502
                                                  ===========   ===========

Diluted earnings (loss) per share of common stock $       .23   $     (0.14)
                                                  ===========   ===========

Weighted average shares outstanding
   and common stock equivalents                   $ 5,999,521     6,007,112
                                                  ===========   ===========

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                   STATEMENT OF COMPREHENSIVE INCOME (LOSS)
               for the six months ended June 30, 1999 and 1998
                                  (unaudited)


                                                      Six Months Ended
                                                    June 30,    June 30,
                                                      1999        1998
                                                   ----------  ----------
Net income (loss)                                  $ 594,954   $(452,332)
Other comprehensive loss, net of income tax:
   Unrealized holding losses on available
     for sale securities                            (410,943)    (69,555)
                                                   ----------  ----------

Comprehensive income (loss)                        $ 184,011   $(521,887)
                                                   ----------  ----------
Disclosure of reclassification amount:
  Unrealized holding losses arising during period  $(382,267)  $ (35,206)
  Less: reclassification adjustment for losses
    included in net income, net of income tax        (28,676)    (34,349)
                                                   ----------  ----------
  Net unrealized losses on securities              $(410,943)  $ (69,555)
                                                   ----------  ----------

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                         SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the six months ended June 30, 1999 and 1998
                                 (unaudited)

                                                                      June 30,
                                                                1999           1998
                                                             -----------   ------------
Cash flows from operating activities:
   Net (loss) income                                         $   594,954   $   (452,332)
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Provision for credit losses                                      -      1,638,119
      Depreciation                                               465,818        323,229
      Amortization of intangible assets                          347,989        172,970
      Loss (gain) on sale of available-for-sale securities        44,806        (53,670)
      Loss on sale or disposal of assets                               -         86,278
      Gain on sale of branches                                (2,788,777)             -
      Changes in assets and liabilities:
        Unearned interest on loans                              (217,454)       (46,168)
        Other assets                                             796,935       (211,447)
        Accrued interest payable and other liabilities            27,518       (326,912)
                                                             -----------   ------------
           Net cash (used in) provided by operating
            activities                                          (728,211)     1,130,067
                                                             -----------   ------------

Cash flows from investing activities:
   Net change in loans                                         9,852,868      2,073,579
   Payments received on purchased medical claims receivables     437,029      9,081,806
   Purchases of medical claims receivables                      (212,351)    (7,109,061)
   Purchases of available-for-sale securities                (11,465,028)   (12,479,949)
   Proceeds from sales of available-for-sale securities        3,961,647      4,256,197
   Proceeds from maturities of available-for-sale securities  12,761,929     13,873,260
   Proceeds from maturities of interest bearing deposits in
    financial institutions                                        94,939       (228,117)
   Purchases of bank premises and equipment                     (137,116)        60,715
   Net cash acquired through acquisitions                              -      2,956,010
                                                             -----------   ------------

          Net cash provided by investing activities           15,293,917     12,484,440
                                                             -----------   ------------

Cash flows from financing activities:
   Net change in deposits                                    (13,393,751)       206,175
   Issuance of subordinated debt                                       -      4,350,000
   Purchase of treasury stock                                          -        (82,245)
   Exercise of stock options                                           -        163,858
                                                             -----------   ------------

         Net cash (used in) provided by financing activities (13,393,751)     4,637,788
                                                             -----------   ------------

Net increase in cash and cash equivalents                      1,171,955     18,252,295

Beginning cash and cash equivalents                           34,051,649     28,461,443
                                                             -----------   ------------

Ending cash and cash equivalents                             $35,223,604   $ 46,713,738
                                                             ===========   ============

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                         SURETY CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 1999 and 1998
                                 (unaudited)

                                                        June 30
                                                -------------------------
                                                  1999           1998
                                                --------     ------------
Supplemental schedule of noncash investing
  and financing activities:
    Transfers of repossessed collateral to
     other assets                               $      -     $    147,393
    Additions to loans to facilitate the sale
     of other real estate and other assets      $      -     $      3,225

Net cash acquired through acquisitions:
   Investment securities                        $      -     $ 19,261,707
   Net loans                                           -       33,839,277
   Premises and equipment, net                         -        3,785,737
   Other assets                                        -        1,099,583
   Excess of cost over fair value of net
     assets acquired/(sold)                            -        4,505,197
   Deposits                                            -      (64,761,640)
   Other liabilities                                   -         (685,871)
                                                --------     ------------

Net cash acquired through acquisitions/
 disposition                                    $      -     $ (2,956,010)
                                                ========     ============

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:
        ---------------------
	Surety Capital Corporation (the "Company") is a publicly traded bank holding company located in Hurst, Texas. The Company owns a subsidiary national bank, Surety Bank, National Association (the "Bank"), with full service offices located in Converse, Hurst, New Braunfels, San Antonio, Schertz, Universal City and Whitesboro, Texas. The Bank engages in general commercial and consumer banking and concentrates its lending activities in the area of insurance premium financing. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 1998. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations and its cash flows for the indicated periods have been included. The results of operations for such interim period are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

2.      Sale of Midlothian and Waxahachie:
        ---------------------------------
        Effective as of June 30, 1999, Surety completed the sale to The Citizens National Bank in Waxahachie ("Citizens National Bank"), Waxahachie, Texas, of the two Ellis County branches of the Bank located in Midlothian and Waxahachie, Texas. In connection with the closing, the Bank sold loans totaling approximately $13,117,000, real property, furniture and equipment totaling approximately $1,543,000, and cash and other assets totaling approximately $413,000 and Citizens National Bank assumed deposits and other liabilities totaling approximately $45,368,000. After giving effect to a deposit premium of 11% on the deposits assumed totaling approximately $4,974,000, and a loan premium of 2.5% of the loans sold totaling approximately $328,000, the Bank paid approximately $24,994,000 in cash to Citizens National Bank in July as consideration for the net deposit liabilities assumed by Citizens National Bank. Surety recorded a gain on the sale of approximately $2,789,000 after goodwill related to the branches and other expenses were netted.

3.	Earnings Per Share:
        ------------------
        Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The weighted average common shares outstanding used in computing basic earnings per common share for the quarters ended June 30, 1999 and 1998, was 5,760,235 and 5,760,502, respectively. The weighted average common shares outstanding used in computing diluted earnings per common share for the quarters ended June 30, 1999 and 1998, was 5,999,521 and 6,007,112, respectively. Diluted earnings per share included the effect of potential common shares resulting from the assumed exercise of outstanding stock options with exercise prices less than the market value of the common shares at statement date.

4.	Loans, net:
        ----------
	At June 30, 1999 and December 31, 1998 the loan portfolio was composed of the following:

                                                 June 30,     December 31,
                                                   1999           1998
                                               ------------   ------------

                Real estate loans              $ 30,535,751   $ 41,939,108
                Insurance premium financing      22,075,958     24,887,202
                Commercial loans                 17,334,517     23,516,589
                SBA loans                         4,993,123      6,259,049
                Installment loans, net            2,505,485      4,250,159
                                               ------------   ------------

                Total gross loans                77,444,834    100,852,107

                Unearned interest                  (698,698)      (916,152)
                Allowance for credit losses      (1,813,608)    (1,961,840)
                                               ------------   ------------

                Loans, net                     $ 74,932,528   $ 97,974,115
                                               ============   ============

	Activity in the allowance for credit losses is as follows:

                                          Six         Three          Six          Three
                                         Months       Months        Months        Months
                                         Ended        Ended         Ended         Ended
                                        June 30,     June 30,      June 30,      June 30,
                                          1999         1999          1998          1998
                                       ----------   ----------   -----------   -----------

        Beginning balance              $1,961,840   $2,245,565   $   950,809   $ 1,170,928
        Provision for credit losses             -            -     1,611,875     1,251,875
        Bank (disposition)acquisition    (167,000)    (167,000)      820,625       820,625
        Loans charged off, net of
          Recoveries                   $   18,768   $ (264,957)   (1,908,589)   (1,768,708)
                                       ----------   ----------   -----------   -----------

        Ending balance                 $1,813,608   $1,813,608   $ 1,474,720   $ 1,474,720
                                       ==========   ==========   ===========   ===========

	Loans on which the accrual of interest has been discontinued amounted to approximately $835,000 and $1,328,000 at June 30, 1999 and June 30, 1998, respectively.


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

        The Notes are not subject to mandatory redemption or sinking fund provision. The Notes are redeemable for cash at the option of the Company on at least 30 but not more than 60 days notice, in whole or in part, at any time after the date of issuance and on or before March 31, 2002 at the redemption prices set forth in the table below, plus accrued interest to the date of redemption, if the closing sales price of

5.      Convertible Subordinated Debt continued:
        ---------------------------------------
        the Common Stock shall be at least 130% of the Conversion Price then in effect for a period of 20 consecutive trading days in the principal market in which the Common Stock is then traded. At any time after March 31, 2002 and prior to maturity, the Notes are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days notice, in whole or in part, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption.


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

        The Company made the required March 31, 1999 interest payment on the Notes. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity" regarding plans to meet future requirements.

6.	Formal Agreement:
        ----------------
        On November 19, 1998 the Board of Directors of the Bank entered into a Formal Agreement (the "Formal Agreement") with the Office of the Comptroller of the Currency ("OCC") pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999 and was required to achieve certain additional capital levels by December 31, 1999. Although the Bank failed to achieve the capital levels required by the Formal Agreement to be met by March 31, 1999, the OCC, on April 14, 1999, granted the Bank an extension to September 30, 1999, subject to revocation based on the results of examinations by the OCC to be conducted in April and June of 1999, to meet such capital levels. As a result of the gains from the sale of the two Ellis County branches in June 1999, the Bank is in compliance with the capital level requirements of the Formal Agreement.

7.	Business Segments:
        -----------------
        The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on net interest income, or profit or loss from operations before income taxes, not including nonrecurring gains and losses. These schedules are for the six month periods ended June 30, 1999 and 1998.

                                                               Insurance     Medical Claims
                                                  Banking       Premium       Receivables
                                                 Community     Financing       Factoring        Total
                                               ------------   -----------     -----------   ------------
	1999
	Net interest income before provision
         for loan losses                       $  2,356,535   $   859,361     $  (17,694)   $  3,198,202
        Provision for credit losses                       -             -              -               -
        Non interest income                       3,371,422       293,542              -       3,664,964
        Non interest expense                      4,871,068       810,502        230,300       5,911,870
        Net income (loss)                           500,546       342,402       (247,994)        594,954

        Loans, gross                             54,644,729    22,452,364              -      77,097,093
        Medical claims receivables, gross                 -             -        347,741         347,741
        Total assets                            118,775,891    22,750,053        406,929     141,932,873

	1998
	Net interest income before provision
           for credit losses                      4,121,647       457,949        400,343       4,979,939
        Provision for credit losses                (382,128)    1,191,666        828,581       1,638,119
        Non interest income                         744,220       475,019              -       1,219,239
        Non interest expense                      4,149,673     1,066,779         52,100       5,268,552
        Net income (loss)                         1,298,824    (1,221,215)      (529,941)       (452,332)

        Loans, gross                             88,490,539    39,248,394              -     127,738,933
        Medical claims receivables, gross                 -             -      1,673,300       1,673,300
        Total assets                           $199,510,774   $39,499,618     $1,760,290    $240,770,682


8.      Contingencies:
        -------------
	See "Part II. Other Information - Item 1. Legal Proceedings."

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations

General

The Company is a bank holding company registered under the Bank
Holding Company Act of 1956, as amended. The Company, owns all of the issued and outstanding shares of capital stock of the Bank.

The information presented below reflects the lending and related funding business of the Company:

                                       Six Months       Six Months
                                         Ended            Ended
                                        June 30,         June 30,
                                          1999            1998
                                      -------------   -------------
INSURANCE PREMIUM FINANCING:

        Average balance outstanding   $  22,440,089   $  40,800,337
        Average yield                         10.5%            9.5%
        Interest income               $   1,172,698   $   1,935,262

CONSUMER, COMMERCIAL AND REAL
 ESTATE FINANCING:

        Average balance outstanding   $  70,895,799   $  74,678,382
        Average yield                          9.0%           10.4%
        Interest income               $   3,185,271   $   3,876,210

MEDICAL CLAIMS RECEIVABLES:

        Average balance outstanding   $     225,843   $   6,369,385
        Average yield                         56.6%           25.9%
        Interest income               $      63,928   $     823,721

COST OF FUNDS:

        Average balance outstanding   $ 146,549,840   $ 189,420,608
        Average interest rate                  3.1%            3.6%
        Interest expense              $   2,270,778   $   3,432,110

COST OF DEBT:

        Average balance outstanding   $   4,350,000   $   2,529,730
        Average interest rate                 10.0%           7.90%
        Interest expense              $     216,545   $     100,253

AVERAGE MONTHLY AMOUNTS:

        Total interest income         $     947,588   $   1,496,607
        Total interest expense        $     414,554   $     588,727
        Provision for credit losses   $           -   $     288,487
	Provision for medical claims
         receivables losses           $           -   $      62,423
        Noninterest income            $     610,827   $     203,207
        Noninterest expense           $     985,312   $     858,520

Note: Average balances are computed using daily balances throughout each period.

                             AVERAGE BALANCE SHEET

                                                   Six Months Ended June 30, 1999
                                               ------------------------------------
                                                  Average                   Average
                                                  Balance      Interest       Rate
                                               ------------   ----------    -------
ASSETS:
  Interest earnings assets:
    U.S. Treasury and agency securities and
     due from time(1)                          $ 25,379,785   $  706,860      5.6%
    Federal funds sold                           24,139,274      556,768      4.6%
    Loans(2)(3)                                  93,561,731    4,421,897      9.5%
    Allowance for credit losses and factoring    (2,166,195)         N/A      N/A
                                               ------------   ----------    -------
      Total interest earning assets             140,914,595    5,685,525      8.1%
                                               ------------   ----------    -------
  Cash and due from banks                         7,546,762
  Premises and equipment                          6,518,362
  Accrued interest receivable                       811,740
  Other assets                                   10,223,826
                                               ------------
      Total assets                             $166,015,285
                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Interest bearing liabilities:
    Interest bearing demand deposits           $ 33,815,090   $  435,826      2.6%
    Savings deposits                              8,218,917       94,020      2.3%
    Time deposits                                73,661,046    1,740,932      4.7%
    Convertible subordinated debt                 4,350,000      216,545     10.0%
                                               ------------   ----------    -------
      Total interest bearing liabilities        120,045,053    2,487,323      4.1%
                                               ------------   ----------    -------
         Net interest income                                  $3,198,202
                                                              ==========
Net interest spread                                                           4.0%
                                                                            -------
Net interest income to average earning assets                                 4.5%
                                                                            =======

Noninterest bearing deposits                     30,854,787
Accrued interest payable and other liabilities    1,726,725
                                               ------------

      Total liabilities                         152,626,565

Shareholders' equity                             13,388,720
                                               ------------

        Total liabilities and shareholders'
          equity                               $166,015,285
                                               ============

(1)	Interest income on the tax-exempt securities does not reflect the tax equivalent yield.

(2) Loans on nonaccrual status have been included in the computation of average balances.

(3)	The interest income on loans does not include loan fees.  Loan fees are immaterial and are included in noninterest income.

Six Months Ended June 30, 1999 Versus Six Months Ended June 30, 1998

Combined Results of Operations
------------------------------

The Company and its wholly owned subsidiary, the Bank, reported a gain of $594,954 as compared to net loss of $(452,332) during the six months ended June 30, 1999 and 1998, respectively. Basic and diluted earnings (loss) per share were $0.10 and $(0.08) for the six months ended June 30, 1999 and 1998, respectively. The majority of the second quarter earnings resulted from the sale of the two branches in Ellis County, Texas.

Effective as of June 30, 1999, Surety completed the sale to The Citizens National Bank in Waxahachie ("Citizens National Bank"), Waxahachie, Texas, of the two Ellis County branches of the Bank located in Midlothian and Waxahachie, Texas. The gain recorded from the sale of approximately $2,789,000 enabled the Bank to be in compliance with the capital requirements of the Formal Agreement with the OCC.

The Board of Directors and management of the Company have implemented numerous changes to return the Company to its core business of community banking and insurance premium financing. The management team has been restructured with the replacement of the Company's Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Controller, and cost reductions have been made in the personnel and occupancy areas of the Bank. The medical claims factoring division has been discontinued with a net factored receivables balance at June 30, 1999 of $347,741. Stringent new controls over core operations have been implemented. Additionally, the Company sold two of the Bank's branches in Midlothian and Waxahachie, Texas in June 1999 and the sale resulted in a gain and brought the Bank into full compliance with the capital requirements of the Formal Agreement. Additionally, the Company has purchased a building near downtown Fort Worth, Texas with the intent of relocating its headquarters to this new location by the end of 1999. These steps are expected to rebuild profitable operations and enhance shareholder value.

The yields earned by the Company on its loan portfolio during the six months ended June 30, 1999 and 1998 were 9.5% and 10.1%, respectively, while the average cost of interest bearing liabilities for the Company for the same periods was 4.1% and 4.4%, respectively. The decline in rates earned on the loan portfolio and rates paid on deposits can be attributed to lower rates in the marketplace. The average balance of loans outstanding was $93,561,731 and $115,478,719 for the six months ended June 30, 1999 and 1998, respectively. The loan-to-deposit ratio as of June 30, 1999 and 1998 was 80.21% and 59.9%, respectively.

Total interest income decreased 33.2% to $5,685,525 from $8,512,302, while total interest expense decreased 29.6% to $2,487,323 from $3,532,363, resulting in a 35.8% decrease in net interest income before provision for credit losses to $3,198,202 from $4,979,939. The Company's gross loans decreased between these two periods by 41.1% to $77,444,834 from $131,379,876. Real estate lending decreased by 3.4% to $30,535,751 from $31,601,851, commercial lending increased by 63.0% to $17,334,517 from $46,880,433, consumer lending decreased by 80.0% to $2,505,485 from $12,529,269 and insurance premium financing decreased by 45.3% to $22,075,958 from $40,368,323. The average balance of interest bearing liabilities decreased 24.9%, while the average rate paid decreased from 4.4% to 4.1%. The decrease in loan and deposits, except for insurance premium finance, was a direct result of the sale of four branches in October 1998 and two branches in June 1999.

The Company did not record a provision for loan losses during the six months ended June 30, 1999 as compared to the $1,638,119 provision during the six months ended June 30, 1998. The Company's ratio of allowance to total loans was 2.4%. Management believes that all known losses in the portfolio have been recognized.

The Company's other non interest income decreased 28.1% to $876,187 from $1,219,239 for the six months ended June 30, 1999 and 1998, respectively. The decrease compares to a corresponding decrease in insurance premium finance loans for these same periods. Insurance premium finance generates noninterest income from late fees charged on its loans that become past due.

Noninterest expense increased 12.2% during the same period.
Salaries decreased only 13.2% due to severance packages and general administration expenses increased 49.5% as a result of legal and professional fees. Management has made numerous changes in order to reduce expenses including staffing reductions and reduction of lease space along with efforts to reduce legal and professional fees.

Parent Company Only Results of Operations
-----------------------------------------

The Company primarily serves as a parent company to the Bank and has nominal separate business activities. For the six months ended June 30, 1999, the Company had interest expense on the convertible subordinated debt of approximately $216,545. The non interest expenses consisted primarily of legal and professional fees incurred in the operation of the Company and in the maintenance of the Company's public company status under applicable securities laws and regulations.

Allowance for Credit Losses

The Company did not record a provision for credit losses during the six months ended June 30, 1999. The Company's provision for credit losses is based upon quarterly loan portfolio reviews by management. The purpose of the reviews is to assess loan quality, analyze delinquencies, ascertain loan growth, evaluate potential charge-offs and recoveries, and assess general economic conditions in the market economy. Management periodically reviews the estimates used in determining the allowance for credit losses and adequately provides for the changes as needed. Credit losses in excess of the amount of the allowance could and probably would have a material adverse effect on the financial condition of the Company.

The Company's ratio of allowance to total loans was 2.4% and the allowance for credit losses was $1,813,608 on June 30, 1999.

Current Trends and Uncertainties

Economic trends and other developments could adversely affect the Company's operations. Regulatory changes may increase the Company's cost of doing business or otherwise impact it adversely.

Liquidity

The Company's investment securities portfolio, including federal funds sold, and its cash and due from bank deposit balances serve as the primary sources of liquidity. At June 30, 1999, 16.9% of the Bank's interest bearing liabilities were in the form of time deposits of $100,000 and over. Although unlikely, if a large number of these time deposits matured at approximately the same time and were not renewed, the Bank's liquidity could be adversely affected. Currently, the maturities of the Bank's large time deposits are spread throughout the year, and the Bank monitors those maturities in an effort to minimize any adverse effect on liquidity.

The ability of the Company to meet its cash obligations depends almost entirely on its receipt of dividends from the Bank, which are limited by banking statutes and regulations, and the Formal Agree-ment. See discussion under "Formal Agreement with the OCC" below. At June 30, 1999 the Company as a stand-alone entity had approximately $12,000 in cash and accrued expenses of approximately $377,000. The accrued expenses consist of $262,000 due to the Bank and $115,000 in Company-related operating expenses. It is contemplated that the $262,000 of accrued expenses due to the Bank will be paid via a special dividend by the Bank to the Company. The Company is in the process of requesting permission from the OCC to allow the Bank to pay the dividend to the Company with the understanding that the dividend proceeds will be used by the Company to repay the Bank. The Company anticipates that it will obtain such approval in September 1999, although no assurances to this effect can be given. It is further contemplated that the remaining expenses will be paid from certain tax refunds and tax payments that the Company will receive in September 1999. The Company will receive a tax refund from the Internal Revenue Service during the third quarter of approximately $80,000. Also, the Company will receive cash from the Bank in September 1999 as a result of its tax sharing agreement with the Bank. The amount of the refund will be determined when the third quarter tax estimate is due.

Additionally, an interest payment in the amount of $195,750 is due and payable on the Notes on September 30, 1999. The Company currently does not have sufficient cash to pay the September 30, 1999 interest payment and other operating expenses. The Bank is currently precluded from declaring and paying any dividends to the Company under the Formal Agreement. However, because the Bank is in compliance with the capital level requirements of the Formal Agreement, it will formally seek permission from the OCC to pay a dividend to the Company to enable the Company to pay the September 30, 1999 interest payment on the Notes. No assurance can be given, however, that the Bank will be successful in such efforts.

In the event the Company is unable to receive dividends from the Bank, the Company will not be able to pay accrued interest under the Notes on September 30, 1999 and will be in default under the Notes. The Indenture pursuant to which the Notes are issued does not provide for any right of acceleration of the payment of the Notes as a result of any failure of the Company to timely pay principal of and interest on the Notes. The Notes may only be accelerated in the event of the bankruptcy, insolvency or reorganization of the Company. In the event of a default in the payment of interest, principal or premium, if any, by the Company on the Notes, the holder of the Note (or the Trustee on behalf of the holders of all of the Notes affected) may, in lieu of accelerating the maturity of the Notes, seek to enforce payment of such interest, principal or premium, if any. The initiation of such a course of action by the holders of the Notes in the event of the failure of the Company to meet its debt servicing obligations under the Notes could have a significant adverse impact on the future operations of the Company.

There can be no assurance that the Company's present capital and financing will be sufficient to finance future operations. If the Company sells additional shares of common and/or preferred stock to raise funds, the terms and conditions of the issuances and any dilutive effect may have an adverse impact on the existing stockholders. If additional financing becomes necessary, there can be no assurance that the financing can be obtained, and if obtained, there can be no assurance that such financing will be on satisfactory terms. In this event, the Company could be required to restrict its operations.

Capital Resources

Shareholders' equity at June 30, 1999 was $14,178,262 as compared to $13,994,250 at December 31, 1998. The Company had consolidated gain of $594,954 for the six months ended June 30, 1999.

Exclusive of the Formal Agreement, the Bank is expected to meet a minimum risk-based capital ratio to risk-weighted assets ratio of 8%, of which at least one-half, or 4%, must be in the form of Tier 1
(core) capital. The remaining one-half, or 4%, may be either in the form of Tier 1 (core) or Tier 2 (supplementary) capital. The amount of the loan loss allowances that may be included in capital after the transition period is limited to 1.25% of risk-weighted assets. The ratio of Tier 1 (core) and the combined amount of Tier 1 (core) and Tier 2 (supplementary) capital to risk-weighted assets for the Bank was 8.98% and 10.24%, respectively, at December 31, 1998 and 16.59% and 17.86%, respectively, at June 30, 1999. In addition, the Bank is expected to maintain a Tier 1 capital to total assets ratio (Tier 1 leverage ratio) of at least 3%. The Bank is currently, and expects to continue to be, in compliance with these capital requirements. The Company however, is subject to higher capital requirements set forth in the Formal Agreement. See discussion under "Formal Agreement with the OCC" below.

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

Formal Agreement with the OCC

On November 19, 1998 the Board of Directors of the Bank entered into the Formal Agreement with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999 and is required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, the Bank was required to achieve by March 31, 1999 total risk-based capital at least equal to 12% of risk-weighted assets and Tier I leverage capital at least equal to 7.5% of adjusted total assets, and is required to achieve by December 31, 1999 total risk-based capital at least equal to 14% of risk-weighted assets. On April 14, 1999, the OCC granted the Bank an extension from March 31, 1999 to September 30, 1999 to meet the capital requirements of the Formal Agreement. At June 30, 1999 the Bank had total risk-based capital of 17.86% of risk weighted assets and Tier I leverage capital of 9.34% of adjusted total assets. As a result of the sale of the two branches in Ellis County Texas in June 1999, the Bank recorded gains that brought the Bank into compliance with the capital level requirements of the Formal Agreement. The gain also allowed the Bank to record deferred income tax benefits that were not previously recognized.

The Formal Agreement established higher capital requirements than those applicable under OCC regulations for an "adequately" and "well capitalized" bank. The table below sets forth the capital requirements for the Bank under OCC regulations and under the Formal Agreement, in addition to the Bank's actual capital ratios at June 30, 1999.

                        Actual         Formal Agreement            OCC Regulations
                       --------  ---------------------------  ------------------------
                       June 30,  September 30,  December 31,  Adequately      Well
                         1999        1999          1999       Capitalized  Capitalized
                       --------  -------------  ------------  -----------  -----------

Leverage                 9.34%       7.50%         7.50%         4.00%        5.00%
Risk-Based Capital:
   Tier I               16.59%       6.00%         6.00%         4.00%        6.00%
   Tier I & II          17.86%      12.00%        14.00%         8.00%       10.00%


The Bank is in compliance with all but one requirement of the Formal Agreement, the strategic plan. Due to the recent reorganization of the Bank's management team, a satisfactory strategic plan has not been implemented. Current management is in the process of revising the strategic plan to address the deficiencies noted by the OCC.

The Formal Agreement also prohibits the Board of Directors from declaring or paying any dividends unless the Bank (1) is in compliance with 12 U.S.C. sections 56 and 60, its approved capital program provided for in the Formal Agreement, and the capital levels set forth in the Formal Agreement, as more fully described above, and
(2) has obtained the prior written approval of the OCC.

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

Note Regarding Forward-Looking Statements

In this report, all statements other than statements of historical fact regarding the Company's financial condition, results of operation, business strategy and future acquisitions or operations are "forward-looking statements."

When used in this report, words such as "believes," "anticipates," "intends," "expects," "should," and words of similar import identify a forward-looking statement. Such forward-looking statements may involve numerous assumptions about known and unknown trends, uncertainties, risks, economic conditions and other factors which may ultimately prove to be inaccurate. Certain of these factors are discussed in more detail elsewhere in this report and in the Company's reports and filings with the Commission incorporated by reference herein, including without limitation under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Actual results may differ materially from any future results expressed or implied by such forward-looking statements. Prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update or to publicly revise any of the forward-looking statements contained herein to reflect future events or developments.

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

This Action Plan includes the defined phases from the FFIEC:
Awareness, Assessment, Renovation, Validation and Implementation.
As part of the Awareness phase a Year 2000 Team was organized and developed an overall strategy to encompass systems, vendors, customers and correspondents. This phase has been completed. The Assessment phase identified the size and complexity of potential problems, and in all hardware, software and related systems with interdependencies affected by the Year 2000 date change. The Assessment phase has been completed, but the Bank considers it an ongoing process due to the need to evaluate any new relationships and information system hardware and software obtained through the Year 2000. Under the Renovation phase, code enhancements, hardware and software upgrades, and vendor certifications have been pursued and are complete. Testing under the Validation phase was tracked and results recorded. Testing of in-house mission-critical systems has been successfully completed. The final phase of Implementation includes the acceptance of certified systems and the completed remediation and business resumption contingency plans for all mission-critical items. The Company has completed the remediation and business resumption contingency plans. As additional agency policies and statements are made available, the Bank will modify its Action Plan as necessary to maintain compliance.

Current costs and estimated future expenditures are not significant and are expected to have negligible effects on the Company's results of operations, liquidity and capital resources.
Costs incurred only to upgrade equipment to Year 2000 compliance are expensed as incurred.

Pursuant to the Year 2000 Information and Readiness Disclosure
Act of 1998, Publications L. No. {05-27}, 112 Statute 2386 (the "Act"), the Bank hereby designated this Year 2000 Statement as a Year 2000 Readiness Disclosure. This Year 2000 Readiness Disclosure is made for the sole purpose of facilitation responses or communicating or disclosing information aimed at correcting and/or helping to correct and/or avoid Year 2000 failures. By designating the Year 2000 Statement as a Year 2000 Readiness Disclosure, the Bank intends to comply fully with, and to be afforded the protections of, the Act. Therefore, all statements made in this Year 2000 Readiness Disclosure shall be construed within the confines of the Act.

This Year 2000 disclosure replaces and supercedes all prior communications related to Year 2000.


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

        The Bank moved for and obtained a summary judgment that its intervention and interpleader of funds was proper. Shortline also sought and obtained a summary judgment from the trial court that the funds interpled by the Bank into the court's registry belonged to Shortline. Tennessee appealed the summary judgment to the Fort Worth Court of Appeals. The Fort Worth Court of Appeals affirmed the trial court's ruling that the Bank's intervention and interpleader was proper but reversed the trial court's ruling that the funds in the court belonged to Shortline. Tennessee then appealed that ruling to the Texas Supreme Court which affirmed the judgment of the Court of Appeals. This case has now been remanded to the trial court for disposition of the remaining issues.

        The Bank believes both of these cases lack merit and will continue to defend them vigorously. The final outcome of both of these cases is uncertain at this time.

        The Bank is also a Defendant in Dr. Christian J. Renna, et al. vs. Barry Carroll, et al., filed in April 1997 in the 348th Judicial District Court of Tarrant County, Texas (the "Renna Case"). Christian J. Renna, D.O. ("Renna") claims that his contract billing and collection manager, James Sharbrough, signed Renna's name to an agreement with the Bank and begin submitting medical claims belonging to Renna and his medical practice to the Bank for factoring. Renna claims that these alleged activities by his billing/collection manager, who was also Renna's brother-in-law at the time, were without his authority. The plaintiffs in the Renna case alleged that damages were suffered as a result of failing to receive advances for collections on the accounts allegedly factored by the Bank. The plaintiffs also contend that they have been further damaged as a result of factoring fees paid to factor the accounts. The plaintiffs assert that they have suffered actual damages of approximately $1,500,000, consisting of the face amount of the receivables, lost profits/income and other consequential damages. Exemplary damages and attorneys fees in an unspecified amount are also sought. The trial court recently granted Summary Judgment in favor of the defendants as it relates to all claims asserted by Dr. Renna's medical practice, Doctors Rehab Center, P.A., which should result in a take nothing judgment against that plaintiff. The case is currently set for trial to begin on October 3, 1999. The Bank believes that the Renna case lacks merit and will continue to defend it vigorously. The final outcome of this case is uncertain at this time.

        The Company is a defendant in various other legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.


Item 2.	Changes in Securities and Use of Proceeds

        Not applicable.


Item 3.	Defaults Upon Senior Securities

        Not applicable.


Item 4.	Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders of the Company was held on June 4, 1999. The stockholders voted on the election of eight directors of the Company.

        The results of the voting for the election of directors was as follows:

        Name of Nominee            For          Against         Abstain
        ---------------         ---------       -------         -------
        C. Jack Bean            4,108,232       107,355         136,125
        William B. Byrd         4,109,542       106,045         136,125
        Joseph S. Hardin        4,106,342       109,245         136,125
        G. M. Heinzelmann, III  4,115,232       100,355         136,125
        Margaret E. Holland     4,121,542        94,045         136,125
        Michael L. Milam        4,121,542        94,045         136,125
        Garrett Morris          4,107,932       108,645         135,135
        Cullen W. Turner        4,121,542        94,045         136,125


Item 5.	Other Information

        Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

        (a)     Exhibits

                27      Financial Data Schedule*
   ----------------
                *       Filed herewith.

        (b)     Reports on Form 8-K

        On June 8, 1999 the Company filed a Current Report on Form 8-K to report that on June 3, 1999 the services of PricewaterhouseCoopers LLP as the Company's independent accountants were terminated and that on June 4, 1999 the Company engaged Fisk & Robinson, P.C. as its independent accountants to audit the Company's financial statements for fiscal year 1999. On June 15, 1999 the Company filed a Current Report on Form 8-K/A (Amendment No. 1) to file as an exhibit to the Current Report on Form 8-K filed on June 8, 1999 a letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission regarding the Company's termination of PricewaterhouseCoopers LLP's services as the Company's independent accountants.

        On July 15, 1999 the Company filed a Current Report on Form 8-K to report that on June 30, 1999 the Company's subsidiary Surety Bank, National Association ("Surety Bank"), completed the sale of its branches located Midlothian and Waxahachie, Texas to The Citizens National bank in Waxahachie, Waxahachie, Texas. The following financial statements were included: Pro Forma Balance Sheet as of March 31, 1999 and Pro Forma Income Statement for the three months ended March 31, 1999 and for the twelve months ended December 31, 1998.

                                  SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 17, 1999                 SURETY CAPITAL CORPORATION



                                        By:  /s/ C. Jack Bean
                                             -------------------------
                                             C. Jack Bean, Chairman of
                                             the Board



                                        By:  /s/ John D. Blackmon
                                             -----------------------
                                             John D. Blackmon, Chief
                                             Financial Officer