Form 10-K
period 1999-12-31
SURETY CAPITAL CORP /DE/
filed 2000-05-22
CIK 784932

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               ________________

                                  FORM 10-K

Mark One

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended
        December 31, 1999 - Commission File Number 33-1983; OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ___________ to ___________.

                             ____________________


                          SURETY CAPITAL CORPORATION
           (Exact name of Registrant as specified in its charter)


        Delaware                                      75-2065607
------------------------                  ---------------------------------
(State of Incorporation)                  (IRS Employer Identification No.)


                 1501 Summit Avenue, Fort Worth, Texas 76102
                 -------------------------------------------
                  (Address of Principal Executive Offices)


                                 817-335-5955
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
    Common Stock, $0.01 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  [   ]    No  [ X ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

        The aggregate market value of Common Stock held by nonaffiliates of the Registrant on May 1, 2000, based on the quoted price of the Common Stock as last reported on the American Stock Exchange before trading was halted on November 8, 1999, was $3,008,485. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant. As of May 1, 2000, 5,895,235 shares of Common Stock were outstanding.


        Documents Incorporated by Reference:  None.

                                     PART I

ITEM 1.	BUSINESS.

General

        Surety Capital Corporation (the "Company"), a corporation incorporated under the laws of the state of Delaware in 1985, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company owns all of the issued and outstanding shares of capital stock of Surety Bank, National Association (the "Bank"), Fort Worth, Texas, formerly Texas Bank, National Association and formerly Texas National Bank with full service offices in Converse, Fort Worth, New Braunfels, San Antonio, Schertz, Universal City, and Whitesboro, Texas.

        The Company's and the Bank's principal executive offices are located at 1501 Summit Avenue, Fort Worth, Texas 76102, and its telephone number is 817-335-5955.


Recent Developments

        Formal Agreement. On November 19, 1998 the Board of Directors of the Bank entered into a formal written agreement (the "Formal Agreement") with the Office of the Comptroller of the Currency (the "OCC") pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank was also required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, by March 31, 1999 the Bank was required to achieve total risk-based capital of at least 12% of risk-weighted assets and Tier I leverage capital of at least 7.5% of adjusted total assets. By December 31, 1999 the Bank was required to achieve total risk-based capital of at least 14% of risk-weighted assets. The Bank failed to achieve the capital requirements set forth in the Formal Agreement by March 31, 1999 and submitted a request for an extension to September 30, 1999. The OCC granted the extension and the Bank achieved the required levels of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999. At December 31, 1999 the Bank met the capital levels required by the Formal Agreement, with total risk-based capital of 14.73% of risk-weighted assets and Tier I leverage capital of 9.78% of adjusted total assets.

        Memorandum of Understanding. On October 28, 1999 the Board of Directors of the Company entered into a Memorandum of Understanding (the "MOU") with the Board of Governors of the Federal Reserve System (the "FRB"). Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner.
The Company has submitted each of the requested plans and procedures to the FRB. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions which have been or may be imposed on the Bank by the OCC.

        IPF Division. As a result of various accounting irregularities found during the course of an internal audit of the insurance premium finance ("IPF") division of the Bank conducted in 1999, the Company recognized additional losses, including interest, of $2,611,000 ($1,723,000 on a tax-effected basis) over prior years beginning in the first quarter of 1996 and extending through the fourth quarter of 1999. These losses were primarily the result of the diversion of refunds due certain insurance premium finance customers to the accounts of other customers. Errors resulting from the absence of appropriate accounting controls, to a much lesser extent, also contributed to such losses. See "Restatement of Prior Year Financial Statements" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The irregular transactions were discovered through the Company's internal audit and reported to the Board of Directors and the OCC. On September 21, 1999 the Board of Directors and the OCC entered into an Amendment to the Formal Agreement (the "Amendment") pursuant to which the Bank was required to retain the services of a qualified and independent auditor of the Bank to review all IPF accounting transactions (from 1997 forward) relating to any overpayment of loan balances and/or refunds due to IPF customers and report to the Board of Directors and the OCC regarding the review. The Company engaged an independent forensic accountant to conduct an independent review of the IPF division covering the period from January 1, 1996 to December 31, 1999. Based on the findings of the review, the Company made refunds to affected borrowers totaling $2,523,000, of which $567,000 was interest. An accrual for the refunds was included in other liabilities as of December 31, 1999. As of April 30, 2000 the Company had reported the results of the review to the OCC. There can be no assurance that additional regulatory actions involving the Company or the Bank will not be taken, or if taken, will not have a material adverse impact on the Company or the Bank. The Company is cooperating with regulatory agencies in their review of these matters.

        Management intends to aggressively pursue collection of the loans to which funds were inappropriately directed. At this time, however, the Company cannot predict the likely amount of any such recoveries.

        The persons directly responsible for managing the IPF division during the period when the diversions occurred are no longer employed by the Company or the Bank.

        AMEX Delisting. On November 8, 1999 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") pursuant to which the Company announced that the operating results of the Company for the third quarter ended September 30, 1999 had not been finalized and were pending the results of a review of the IPF division. On the same date, the American Stock Exchange ("AMEX") halted trading in the Company's Common Stock, pending the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and further review of the Company's compliance with the continued listing requirements of AMEX. Effective November 23, 1999 the Company filed a Current Report on Form 8-K with the SEC pursuant to which the Company announced that the Company and its previous independent auditors, PricewaterhouseCoopers LLP, had determined, as a result of the ongoing review of the IPF division, the financial statements as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on April 15, 1999, (a) may contain errors and should not be relied upon by investors for any purpose and (b) were withdrawn. Included in this Annual Report on Form 10-K are audited financial statements as of December 31, 1999 and for the year then ended and unaudited financial statements as of and for the years ended December 31, 1998 and 1997. Although the Company has made every effort to have prior periods re-audited, it has been unsuccessful in such efforts as the Company has been unable to secure a qualified, independent audit firm willing to provide an audit opinion on such periods. As a result of the unavailability of current audited financial statements of the Company, on March 22, 2000 AMEX determined that the Company was not in compliance with its continued listing requirements. The Company's Common Stock was formally delisted by AMEX effective as of April 3, 2000. The Company intends to have its listing privileges on

AMEX reinstated, or to be traded on another market, such as NASDAQ or the OTC Bulletin Board, as soon as it qualifies, but there are no assurances that such efforts will be successful. The Company's stock may be eligible for trading on the OTC Bulletin Board at such time as it is current in its reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, which should occur after the filing of the Company's Annual Report on Form 10-K of the fiscal year ending December 31, 2000. At that time, depending on the Company's performance, it may also be eligible for trading on NASDAQ or on an exchange. The Company's Common Stock may be traded through the National Quotation Bureau (commonly known as "pink sheets") at any time that a broker agrees to make a market in the stock.

        Dependence on Bank. The Company, as a holding company without significant assets other than its ownership of all the common stock of the Bank, is entirely dependent upon dividends received from the Bank in order to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2008 (the "Notes"), issued under an indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Indenture"). Under the Formal Agreement the Bank is currently precluded from declaring and paying any dividends without prior OCC approval.

        On November 9, 1999 the OCC approved a $262,000 reduction of the Bank's surplus, the proceeds of which were upstreamed to the Company, which, together with a $60,000 capital contribution by certain officers and directors of the Company and a $139,000 federal income tax payment by the Bank to the Company, was sufficient to enable the Company to meet its September 30, 1999 interest obligations under the Notes and to pay certain other operating expenses. Additionally, on March 28, 2000 the OCC approved another reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. No assurance can be given, however, that the OCC will continue to approve such reductions in the Bank's surplus, particularly if the Bank is unable to commence operating profitably in the near future. On April 26, 2000 certain members of the Company's Board of Directors guaranteed to personally loan the Company up to $200,000, if necessary, to enable the Company to meet its cash obligations in 2000. See "Restrictions on Distribution of Subsidiary Bank Dividends and Assets" under "Item 1. Business - Supervision and Regulation:
Regulation of the Bank" and "Item 13. Certain Relationships and Related Transactions."

The Company

        Surety Finance Company, the predecessor to the Company, commenced business in 1985 as a sole proprietorship. In December 1989 the Company acquired approximately 98% of the common stock of the Bank and subsequently increased its ownership to 100%. Prior to acquisition of the Bank, the Company operated as a casualty IPF company licensed by the State of Texas. Upon its acquisition by the Company, the Bank began making IPF loans, and the Company ceased writing new IPF business to allow the Bank to succeed to the existing business of the Company at that time. The Company conducts all its operations through the Bank.

The Bank

        The Bank was chartered as a national banking association in 1963. The Bank operates full service offices in Converse, Fort
Worth, New Braunfels, San Antonio, Schertz, Universal City, and
Whitesboro, Texas.

        The Bank provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, money transfers, safe deposit facilities, commercial loans, real estate mortgage loans, consumer loans and night depository facilities. The Bank also specializes in the niche-lending product of IPF lending. At December 31, 1999 commercial loans, real estate loans, consumer loans and IPF loans represented 14.6%, 46.5%, 8.4% and 30.5% of the Company's total loan portfolio. No material industry or group concentrations exist in the loan portfolio.

        Seasonal activity or large deposits of any individual depositor do not significantly affect the Bank. Deposits of public funds (funds of governmental agencies and municipalities) at December 31, 1999 were 10.8% of total deposits. This amount can fluctuate, but generally not by a material amount.

Acquisitions

        In April 1998 the Company acquired TexStar National Bank, Universal City, Texas ("TexStar"), with four branch locations in the greater San Antonio, Texas metropolitan area. TexStar had $70.3 million in total assets, $64.8 million in deposits and $5.0 million in shareholders' equity. The purchase price for TexStar was approximately $19.36 per share of TexStar common stock outstanding (total cash consideration: $9.8 million), which was paid to the shareholders of TexStar in connection with the merger. The Company financed the acquisition, in part, through a private placement of subordinated convertible debt.

        In February 1996 the Company acquired First National Bank, Midlothian, Texas, with $53.8 million in assets, for $6.6 million. The Company financed the Midlothian acquisition through a $7.4 million public offering of its Common Stock.

Dispositions of Assets

        In June 1999 the Company sold two branches located in Waxahachie and Midlothian, Texas (the "Branches"), resulting in a pretax gain of $3.1 million. The Company sold loans totaling $13.1 million, real property, furniture and equipment totaling $1.5 million, and cash and other assets totaling $105,000, relieved goodwill associated with these branches by $2.4 million, and the acquirer assumed deposits and other liabilities totaling $45.4 million. After giving effect to a premium of 2.5% on loans and 11.0% on deposits totaling $5.3 million, in addition to the cash at the Branches, the Company paid
$25.2 million in cash as consideration for the net deposit liabilities assumed by the acquirer.

        In October 1998 the Company sold four branches located in Chester, Kennard, Lufkin and Wells, Texas (the "Lufkin Branches"), resulting in a pretax gain of $1.1 million. The Company sold loans totaling $10.9 million, real property, furniture and equipment totaling $610,000, and cash and other assets totaling $1.3 million, relieved goodwill associated with these branches by $476,000, and the acquirer assumed deposits and other liabilities totaling $56.9 million. After giving effect to a deposit premium of 3% on the deposits assumed totaling $1.7 million, in addition to the cash at the Lufkin Branches, the Company paid $43.6 million in cash as consideration for the net deposit liabilities assumed by the acquirer.

Commercial and Consumer Lending

        The Company provides general commercial lending services for corporate and other business clients as a part of the Company's efforts to serve the local communities in which it operates. Certain risks are involved in granting loans, primarily related to the borrowers' ability and willingness to repay the debt. Before the Company extends a new loan to a customer, these risks are assessed through a review of the borrower's past and current credit history, the collateral being used to secure the transaction in case the customer does not repay the debt, the borrower's character and other factors.
Once the decision has been made to extend credit, the Company's independent loan review function, which is currently performed by an independent accounting and consulting firm, and responsible credit officer monitor these factors throughout the life of the loan. Any loan identified as a problem credit by management or during the loan review is assigned to the Company's "watch loan list," and is subject to ongoing monitoring to ensure appropriate action is taken when deterioration has occurred.

        Commercial, industrial and agricultural loans are primarily variable-rate and include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the business's cash flow. Business assets such as equipment and inventory typically secure these loans. When the borrower is not an individual, the Company generally obtains the personal guarantee of the business owner.
As compared to consumer lending, which includes loans secured by a single-family residence, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the business's cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower's cash flows when deciding whether to grant the credit to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations.

        Commercial real estate and farmland loans are primarily secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry variable-interest rates. Commercial real estate loans are generally originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as a commercial loan.

        Residential real estate loans and home equity lines of credit carry primarily variable rates, although fixed-rate loans are originated, and are secured by the borrower's residence. Such loans are made based on the borrower's ability to make repayment from employment and other income. Management assesses the borrower's ability to repay the debt through review of credit history and ratings, verification of employment and other income, review of debt-to-income ratios and other measures of repayment ability. The Company generally makes these loans in amounts of 80% or less of the value of collateral. An appraisal is obtained from a qualified real estate appraiser for substantially all loans secured by real estate.

        Construction loans are secured by residential and business real estate, generally occupied by the borrower on completion.
The Company's construction lending program is established in a manner to minimize risk of this type of lending by not making a significant amount of loans on speculative projects. While not contractually required to do so, the Company usually makes the permanent loan at the end of the construction phase.
Construction loans also are generally made in amounts of 80% or less of the value of collateral.

        Consumer installment loans to individuals include loans secured by automobiles and other consumer assets. Consumer loans for the purchase of new automobiles generally do not exceed 80% of the sticker price of the car. Loans for used cars generally do not exceed average loan value as stipulated in a recent auto industry used car price guide. Overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, the absence of collateral.

Since these loans are generally repaid from ordinary income of an individual or family unit, repayment may be adversely affected by job loss, divorce, ill health or by general decline in economic conditions. The Company assesses the borrower's ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

Insurance Premium Financing

        The Company supplements its traditional community bank lending with its specialized niche-lending product of insurance premium financing. The Company funds this specialized lending activity by using relatively low cost core retail deposits from its network of community banking offices. This gives the Company a pricing advantage over non-bank competitors.

        IPF lending involves the lending of funds to companies and individuals for the purpose of financing their purchase of property and casualty insurance. The Company markets this product through 660 independent insurance agents and maintains a loan portfolio supported by insurance policies underwritten by 815 insurance companies. At December 31, 1999 IPF loans totaled $20.6 million, or 30.5% of gross loans, compared to $24.6 million, or 24.6% of gross loans, at December 31, 1998.
The loans are relatively short term, generally with initial maturities of eight to ten months. The down payment and monthly installments on each loan are calculated so that in most cases the equity or value of the unearned premium in the policy exceeds the net balance due on the loan. If the borrower does not make the loan payments on time, the Company has the right, after notice to the borrower, to cancel the insurance policy and to receive the entire amount of the unearned premium from the insurance company writing the insurance. The unearned premium is then applied to the net loan balance.

        As a result of various accounting irregularities found during the course of an internal audit of the IPF division of the Bank conducted in 1999, the Company recorded previously unrecognized net charge-offs of IPF loans totaling $1,927,000. The charge-offs were reflected over the current and prior periods, with $137,000 of this amount was recognized in 1999. The prior period financial statements were restated to reflect additional net charge-offs of $834,000 in 1998, $784,000 in 1997 and $172,000 in 1996. See "Item 1. Business - Recent Developments" and "Restatement of Prior Year Financial Statements" under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Additionally, the Company charged off $1.8 million in IPF loans, net of recoveries, in 1998 primarily related to IPF loans generated by the Bank's southeastern United States IPF operation headquartered in Atlanta, Georgia. The Atlanta office has been closed and, with the exception of a few relationships, loan production from that market has been terminated. Management will continue to actively and aggressively attempt to collect the charged-off IPF loans.

Medical Claims Factoring

        From 1990 through 1998 the Company was engaged in medical claims factoring, purchasing primarily insurance company claims from a variety of health care providers. In 1998 the Company realized net charge-offs of $3.5 million for medical claims receivables. Accordingly, the operations of the medical claims factoring division was discontinued; however, due to the existence of contractual commitments to nine customers and in order to enhance the collectibility of previously charged-off medical claims, the Company continued to factor new medical claims receivables on behalf of these customers in 1999. As of December 31, 1999 the contractual commitments had expired and there were no medical claims receivable balances outstanding at such date. Gross medical claims receivables totaled $646,000 at December 31, 1998. Management will continue to actively pursue the collection of the charged-off receivables. In 1999, recoveries totaled $540,000. At this time, the Company cannot predict the likely amount of any additional recoveries.

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

        On November 12, 1999 the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities. The GLB Act is not expected to have a material effect on the activities in which the Company and the Bank currently engage, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act. See "Gramm-Leach-Bliley Act of 1999" under "Item 1. Business - Supervision and
Regulation: Regulation of the Company."

Employees

        As of December 31, 1999 the Bank had 99 full-time employees and 20 part-time employees. The Bank provides a number of benefits such as health, dental and life insurance for all, as well as education assistance for qualified employees. A 401(k) retirement plan and stock option plans are in place for eligible employees. None of the Bank's employees are subject to a collective bargaining agreement, and the Bank believes that its employee relations are good. The Company has no employees not also employed by the Bank.

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

Regulation of the Company

        The Company is a bank holding company registered under the BHC Act, and therefore is subject to regulation and supervision by the FRB. The Company is required to file reports with, and to furnish such other information as the FRB may require pursuant to the BHC Act, and to subject itself to examination by the FRB. The BHC Act and other federal laws subject bank holding companies (except those that have become "financial holding companies," as described below) to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Certain violations may also result in criminal penalties.

        Memorandum of Understanding: On October 28, 1999 the Board of Directors of the Company entered into a Memorandum of Understanding (the "MOU") with the FRB. Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Company has submitted each of the requested plans and procedures to the FRB. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Company by the OCC.

        Regulatory Restrictions on Dividends and Source of
Strength: It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. This supports the FRB's position that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both. This doctrine has become known as the "source of strength" doctrine. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

        Acquisitions of Control: The BHC Act and the Change in Bank Control Act, together with regulations promulgated by the FRB, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to certain exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption. Control is rebuttably presumed not to exist if a company acquires less than 5% of any class of voting securities of a bank or a bank holding company.

        Bank holding companies (other than those that have become "financial holding companies," as described below) are required to obtain approval from the FRB prior to merging or consolidating with any other bank holding company, acquiring all or substantially all of the assets of any bank or acquiring ownership or control of shares of a bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control 5% or more of the voting shares of such bank or bank holding company. In approving such bank acquisitions by bank holding companies, the FRB is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served and various competitive factors.

        Activities Closely Related to Banking: The BHC Act prohibits a bank holding company (other than those that have become "financial holding companies," as described below) with certain limited exceptions, from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities found by the FRB to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking include operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions by bank holding companies of companies engaged in banking related activities or the addition of activities, the FRB considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The FRB is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

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

        Anti-Tying Restrictions: Under the BHC Act and FRB regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

        Gramm-Leach-Bliley Act of 1999: The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") eliminates many legal barriers between banks and bank holding companies, on the one hand, and securities firms, insurance companies and other financial services providers, on the other. Among other things, the GLB
Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHC Act to permit bank holding companies that qualify as "financial holding companies" ("FHCs") to engage in activities, and acquire companies engaged in activities, that are (a) financial in nature; (b) incidental to financial activities; or
(c) complementary to financial activities if the FRB determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The

GLB Act treats various lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose. The FRB, in consultation with the Secretary of the Treasury, may add to this list. The GLB Act not only permits bank holding companies to acquire securities and insurance firms, but also allows such firms to acquire banks and bank holding companies.

        A bank holding company may become an FHC only if (a) all of its depository institution subsidiaries are well capitalized,
(b) all of its depository institution subsidiaries are well managed, and (c) the bank holding company has filed with the FRB a declaration that the company elects to be an FHC. In addition, a bank holding company generally may not commence any new activity or acquire any additional company as an FHC if any of its depository institution subsidiaries has received a rating of less than "satisfactory" in its most recent examination under the Community Reinvestment Act of 1977 ("CRA").

        The GLB Act generally permits national banks to engage through special financial subsidiaries in the financial and other incidental activities authorized for FHCs by the GLB Act. However, such financial subsidiaries may not engage in insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development or, at least for the first five years after the GLB Act's enactment, merchant banking. Also, the national bank in question and all its depository institution affiliates must be well capitalized, well managed and have satisfactory CRA ratings, and there are limits on such a bank's investments in such subsidiaries. With certain limited exceptions, a national bank's dealings with its financial subsidiaries are subject to Sections 23A and 23B of the Federal Reserve Act.

        The GLB Act also imposes new restrictions on financial institutions' transfer and use of nonpublic personal information about their customers. Among other things, it directs the federal banking agencies to develop new regulations for this purpose; gives customers the right to "opt out" of having their nonpublic personal information shared with nonaffiliated third parties; bars financial institutions from disclosing customer account numbers or other such access codes to nonaffiliated third parties for direct marketing purposes; and requires annual disclosure by financial institutions of their policies and procedures for protecting customers' nonpublic personal information.

        Safe and Sound Banking Practices: Bank holding companies are not permitted to engage in unsafe or unsound banking practices. The FRB's Regulation Y, for example, generally requires a bank holding company to give the FRB prior notice of any redemption or repurchase of its own securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth.

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

Regulation of the Bank

        The Bank is a national banking association and therefore is subject to regulation, supervision and examination by the OCC.
The Bank is also a member of the FRB and the FDIC. Requirements and restrictions under the laws of the United States include a reserves requirement, restrictions on the nature and the amount of loans which can be made, restrictions on the business activities in which a bank may engage, restrictions on the payment of dividends to shareholders, and minimum capital requirements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources." Because the FRB regulates the bank holding company parent of the Bank, the FRB also has supervisory authority that directly affects the Bank. In addition, upon making certain determinations with respect to the condition of any insured national bank, such as the Bank, the FDIC may begin proceedings to terminate a bank's federal deposit insurance.

        Formal Agreement with the OCC: On November 19, 1998 the Board of Directors of the Bank entered into a Formal Agreement with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank was also required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, by March 31, 1999 the Bank was required to achieve total risk-based capital of at least 12% of risk-weighted assets and Tier I leverage capital of at least 7.5% of adjusted total assets. By December 31, 1999 the Bank was required to achieve total risk-based capital of at least 14% of risk-weighted assets. The Bank failed to achieve the capital requirements set forth in the Formal Agreement by March 31, 1999 and submitted a request for an extension to September 30, 1999. The OCC granted the extension and the Bank achieved the required level of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999. At December 31, 1999 the Bank met the capital levels required by the Formal Agreement with total risk-based capital of 14.73% of risk-weighted assets and Tier I leverage capital of 9.78% of adjusted total assets.

        Additionally, pursuant to the Formal Agreement, the Board of Directors was required to develop a three year capital plan program, a plan to enhance its management information systems, a three year strategic plan establishing objectives for the Bank's earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of non-performing assets, product line development and market segments which the Bank intends to promote or develop, together with strategies to achieve those objectives, a revised loan policy, and a loan classification policy, each for submission to, and approval by, the OCC. All of these recommended enhancements have been implemented.

        On September 21, 1999 the Board of Directors of the Bank entered into an amendment to the Formal Agreement (the "Amendment") with the OCC which required the Bank to retain the services of a qualified and independent auditor to review all IPF accounting transactions (from 1997 forward) relating to any overpayment of loan balances and/or refunds due to IPF customers and report to the Board of Directors and the OCC regarding the findings of the review. Under the Amendment the Bank was further required, within sixty days of receipt of the report, to submit an action plan to the OCC setting out the Bank's program for (1) making full reimbursement of any and all unpaid IPF refunds; (2) establishing internal controls and procedures to ensure that IPF accounts are handled in a way which is consistent with safe and sound banking practices; and (3) providing appropriate training to all bank employees who are, or will be, involved in IPF activities at the Bank. The Bank is in compliance with the requirements of the Amendment.

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

        The Formal Agreement also prohibits the Board of Directors from declaring or paying any dividends unless the Bank (1) is in compliance with 12 U.S.C. ss. 56 and 60 (see "Restrictions on Distribution of Subsidiary Bank Dividends and Assets" under
"Item 1. Business - Supervision and Regulation: Regulation of Bank"), its approved capital program provided for in the Formal Agreement, and the capital levels set forth in the Formal Agreement, as more fully described above, and (2) has obtained the prior written approval of the OCC.

        Restrictions on Distribution of Subsidiary Bank Dividends and Assets: The Company owns all the outstanding common stock of the Bank. As a holding company without significant assets other than its ownership of all the common stock of the Bank, the Company's ability to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of the Notes is almost entirely dependent upon the payment of dividends by the Bank on its common stock. The declaration and payment of dividends by the Bank is subject to the discretion of the Board of Directors of the Bank and is restricted by the national banking laws and the regulations of the OCC, as well as by the Formal Agreement.

        Pursuant to 12 U.S.C. ss. 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. As of December 31, 1999 the Bank has undivided profits of $(2,592,000). Payment of dividends out of undivided profits is further limited by 12 U.S.C. ss. 60(a), which prohibits a national bank from declaring a dividend on its shares of common stock until its surplus equals its common capital, unless there has been transferred to surplus not less than 1/10th of the national bank's net income of the preceding half year in the case of quarterly or semi-annual dividends or not less than 1/10th of the national bank's net income of the preceding two consecutive half year periods in the case of annual dividends. The payment of dividends by the Bank is also subject to the provisions of 12 U.S.C. ss. 60(b), which provides that no dividend may be declared or paid without the prior approval of the OCC if the total of all dividends, including the proposed dividend, in any calendar year exceeds the total of the Bank's net income for that year combined with its retained net income (or loss) of the preceding two years. The Bank incurred an aggregated loss for fiscal years 1999 and 1998 in the amount of $(2,302,000). Furthermore, under federal law, a bank cannot pay a dividend if after paying the dividend, the bank will be "undercapitalized." Moreover, the OCC may find a dividend payment that meets all of the foregoing statutory requirements to be an unsafe and unsound practice and on those grounds prohibit the dividend.

        Additionally, the Formal Agreement prohibits the Board of Directors of the Bank from declaring or paying any dividends unless the Bank (1) is in compliance with 12 U.S.C. ss.ss. 56 and 60, its approved capital program provided for in the Formal Agreement, and the Tier I capital levels set forth in the Formal Agreement, and (2) has obtained the prior written approval of the OCC. See "Formal Agreement with the OCC" under "Item 1. Business - Supervision and Regulation: Regulation of the Bank."

        On November 9, 1999 the OCC approved a $262,000 reduction of the Bank's surplus, the proceeds of which were upstreamed to the Company, which together with a $60,000 capital contribution by certain officers and directors of the Company and a $139,000 federal income tax payment by the Bank to the Company, was sufficient to enable the Company to meet its September 30, 1999 interest obligations under the Notes and to pay certain other operating expenses. By December 31, 1999 the Company, as a stand-alone entity, did not have sufficient cash on hand to pay its operating expenses. On March 28, 2000 the OCC approved another reduction in the Bank's surplus in the amount of $500,000 that enabled the Bank to meet its debt service obligations under the Notes and to pay for other operating expenses through March 31, 2000. The Company had cash on hand of $46,000 as of March 31, 2000 following such payments. Therefore, the Company does not have sufficient cash to pay the next installment of interest under the Notes due on September
30, 1999. Until the restrictions under the Formal Agreement are lifted and the Bank satisfies the other statutory and regulatory requirements with respect to the payment of dividends, the Bank is precluded from paying a dividend to the Company, without prior OCC approval. Under these circumstances it is highly unlikely that the Company would be able to rely on alternative sources of capital, such as borrowings from financial institutions or issuances of equity securities and subordinated debt instruments. Therefore, the Company for the foreseeable future is dependent on the OCC's approval of future dividends by the Bank to the Company. No assurance can be given that the OCC will continue to approve dividends by the Bank to the Company, particularly if the Bank is unable to commence operating profitably in the near future. On April 26, 2000 certain members of the Company's Board of Directors guaranteed to personally loan the Company up to $200,000, if necessary, to enable the Company to meet its cash obligations in 2000.

        In the event the Company is unable to make the required interest payments, the Company will be in default under the Notes for failure to pay accrued interest thereon. The Indenture pursuant to which the Notes are issued does not provide for any right of acceleration of the payment of the Notes as a result of any failure of the Company to timely pay principal of and interest on the Notes, or to comply with the covenants contained in the Indenture; the holder of the Notes (or the Trustee on behalf of the holders of all the Notes affected) may, however, in lieu of accelerating the maturity of the Notes, seek to enforce payment of such interest, principal or premium, if any, and the performance of such covenants or agreements. Furthermore, the Notes may be accelerated in the event of the bankruptcy, insolvency or reorganization of the Company. The initiation of any such a courses of action by the holders of the Notes in the event of the failure of the Company to meet its debt servicing obligations under the Notes could have a significant adverse impact on the future operations of the Company.

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

        Limitations on Interest Charges: Federal and Texas state laws generally limit the amount of interest and fees which lenders, including the Bank, may charge regarding loans. The applicable law, and the applicable limits, may vary depending upon, among other things, the identity, nature and location of the lender, and the type of loan or collateral. In Texas, the maximum interest rate applicable to most loans changes with changes in the average auction rate for United States Treasury Bills, but does not decline below 18% or rise above 24% (except for certain loans in excess of $250,000 for which the maximum annual rate may not rise above 28%). However, the interest which may be charged on an IPF loan is regulated by the Texas Department of Insurance and is governed by the Texas Consumer Loan Law. The Texas Consumer Loan Law provides that for regular transactions (loans payable in consecutive monthly installments of substantially equal amounts with the first installment due within one month and 15 days after the date of the loan), the maximum interest rate may not exceed the amount of add-on rate equal to $18 per $100 per year on the first $1,380 and $8 per $100 on amounts of $1,380 up to $11,500. These amounts are subject to adjustments as of July 1 of each year under the Texas adjustment of dollar amounts provisions.

        Branching: National banks domiciled in Texas may establish a branch anywhere in Texas provided that the branch is approved in advance by the OCC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), subject to certain concentration limits and other requirements, (a) bank holding companies such as the Company are permitted to acquire banks and bank holding companies located in any state; (b) any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of the holding company, and (c) banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states - provided that, in the case of any such purchase or de novo branch, the host state has adopted legislation "opting in" to those provisions of Riegle-Neal; and, provided that, in the case of a merger with a bank located in another state, neither of the two states involved has adopted legislation "opting out" of that provision of Riegle-Neal. On August 28, 1995 Texas enacted legislation opting out of interstate banking which was effective until September 1999. However, in the second quarter of 1998 the OCC approved a series of merger transactions requested by a non-Texas-based institution that ultimately resulted in the merger of its Texas-based bank into the non-Texas based institution. Although challenged in the courts, the final legal ruling allowed the merger to proceed. In addition, on May 13, 1998 the Texas Banking Commission began accepting applications filed by state banks to engage in interstate mergers and branching.

        Corrective Measures for Capital Deficiencies: FDIA requires the OCC to take "prompt corrective action" with respect to any national bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well-capitalized" to "critically undercapitalized," and require or permit the OCC to take supervisory action regarding any national bank that is not at least "adequately capitalized." Under these regulations, a national bank is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and it is not subject to any order, written agreement or directive to meet and maintain a specific capital level for any capital measure. A national bank is considered "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and a leverage capital ratio of 4% or greater (3% or greater if the institution was rated a CAMEL 1 in its most recent report of examination and is not experiencing significant growth), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution was rated CAMEL 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A "significantly undercapitalized" institution is one which has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%. A "critically undercapitalized" institution is one that has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

        Based on its capital ratios as of December 31, 1999, and exclusive of the Formal Agreement, the Bank meets the requirements to be categorized as "well capitalized" under the applicable regulations. However, if the Bank were to become undercapitalized and these restrictions were to be imposed, the restrictions, either individually or in the aggregate, could have a significant adverse effect on the operations of the Bank.

        Capital Adequacy Guidelines: Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements issued by the FRB and the Bank is subject to similar requirements imposed by the OCC.

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

        The FRB (for the Company) and the OCC (for the Bank) have also adopted guidelines which supplement the risk-based capital guidelines with a minimum leverage ratio of Tier I capital to average total consolidated assets ("leverage ratio") of 3% for institutions with well diversified risk (including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings), that are generally considered to be strong banking organizations (rated a CAMEL 1 under applicable federal guidelines), and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4% to 5%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The FRB continues to consider a "tangible Tier I leverage ratio" in evaluating proposals for expanding activities by bank holding companies.
The tangible Tier I leverage ratio is the ratio of a banking organization's Tier I capital (less deductions for intangibles otherwise includable in Tier I capital) to total tangible assets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" for a discussion of the Company's and the Bank's Tier I and Tier II capital ratios.

        Restrictions of Transactions with Affiliates and Insiders:
Transactions between the Bank and its nonbanking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions and also requires certain levels of collateral for loans to such affiliated parties. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of the Company or its subsidiaries.

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

        Examinations: The OCC periodically examines and evaluates national banks. Based upon such an evaluation, the OCC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the OCC-determined value and the book value of such assets.

        Audit Reports: Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. The Federal Deposit Insurance Corporation Improvement Act of
1991 ("FDICIA") requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. At present, these requirements do not apply to the Bank, since total assets are substantially below $500 million.

        Brokered Deposit Restrictions: Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the OCC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

	Depositor Preference Statute: Federal legislation has been enacted providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the liquidation or other resolution of the institution by any receiver.

        Cross-Guarantee Provisions: The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

        Deposit Insurance Assessments: Deposits held by the Bank are insured by the Bank Insurance Fund ("BIF") of the FDIC. The FDIC assessment is calculated on the level of deposits held by the Bank. The BIF assessment rate is determined by the FDIC for categories of banks based upon the risk to the insurance fund.
An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between zero and 27 cents per $100 in assessable deposits. The FDIC has also established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. The FDIC can make changes in the rate schedule outside the five-cent range above or below the current schedule only after a full rulemaking with opportunity for public comment.

        The FDIC also applies an assessment against BIF-assessable deposits to be paid to the Financing Corporation ("FICO") to assist in paying interest on FICO bonds, which financed the resolution of the thrift industry crisis. The FICO assessment is approximately 1.22 basis points, on an annual basis, on BIF-insured deposits.

        Community Reinvestment Act of 1977 ("CRA"): Under the CRA, a bank's applicable regulatory authority (which is the OCC for the Bank) is required to assess the record of each financial institution which it regulates to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by such institution for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The Bank has undertaken significant actions to comply with the CRA, and received a "satisfactory" rating in its most recent review by federal regulators with respect to its compliance with the CRA. Both the United States Congress and the banking regulatory authorities have proposed substantial changes to the CRA and fair lending laws, rules and regulations, and there can be no certainty as to the effect, if any, that any such changes would have on the Bank.

        Instability of Regulatory Structure: Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or the Bank.

        Expanding Enforcement Authority: One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the FRB, OCC and FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

        Effect on Economic Environment: The policies of regulatory authorities, including the monetary policy of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open market operations in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits and their use may affect interest rates charged on loan or paid for deposits.

        FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and the Bank cannot be predicted.

Statistical Disclosures

        The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures included as a part of this Form 10-K as of and for the year ended December 31, 1999.

I.	Distribution of Assets, Liabilities and Stockholders'
        Equity; Interest Rates and Interest Differential

A & B.  Average Balance Sheet and Related Analysis of Net Interest Earnings

        This information is included under the heading "Yields
        Earned and Rates Paid" included in "Item 7. Management's
        Discussion and Analysis of Financial Condition and Results of Operations."

C.	Interest Differential

        This information is included under the heading "Yields
        Earned and Rates Paid" included in "Item 7. Management's
        Discussion and Analysis of Financial Condition and Results of Operations."

II.	Securities Portfolio

A.	The following is a schedule of the December 31 carrying
        values of securities available for sale:

                                          1999           1998           1997
                                     ------------   ------------   ------------
        U.S. Treasury notes          $         --   $  5,512,050   $  4,993,751
        U.S. government agencies       10,509,965     11,710,341     18,494,687
        State and county municipals            --      2,514,782      3,806,271
        Mortgage-backed securities        476,173      3,179,716        442,699
        Other securities                1,494,354      1,969,815      1,567,592
                                     ------------   ------------   ------------

          Total securities           $ 12,480,492   $ 24,886,704   $ 29,305,000
                                     ============   ============   ============

B.	The following is a schedule of maturities for each category
        of securities available for sale and the related weighted-average yield of such securities as of December 31, 1999:

                                                After 1 Year but    After 5 Years but
                               Within 1 Year     Within 5 Years      Within 10 Years      Other Securities
                            -----------------   ----------------   -------------------   ------------------
                              Amount    Yield   Amount    Yield       Amount     Yield     Amount     Yield
                            ---------   -----   ------    -----    -----------   -----   ----------   -----
U.S. government agencies    $      --     --    $   --      --     $10,509,965   5.18%   $       --     --
Mortgage-backed securities    356,046   6.23%       --      --         120,127   5.85%           --     --
Other securities                   --     --        --      --              --     --     1,494,354    N/A
                            ---------           ------             -----------           ----------
   Total                    $ 356,046   6.23%   $   --      --%    $10,630,092   5.19%   $1,494,354    N/A
                            =========           ======             ===========           ==========


        The weighted-average yields are calculated using amortized cost of securities and are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Other securities include stock holdings in the Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank that bear no stated maturity or yield.

C.	Excluding holdings of obligations of U.S. government
        agencies, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 1999.

III.	Loan Portfolio

A. Types of Loans - Total year-end loans and medical claims receivables are comprised of the following classifications:

                                     1999            1998            1997           1996            1995
                                -------------   -------------   -------------   ------------    ------------
Loans:
  Insurance premium financing   $  20,639,094   $  24,570,762   $  40,361,185   $ 39,168,604    $ 22,409,356
  Commercial loans                  9,870,652      29,424,509      23,171,566     22,745,139      16,301,840
  Installment loans                 5,678,584       3,867,119      10,632,451     12,631,520      10,645,406
  Real estate loans		   31,529,099	   42,047,938  	   26,668,598  	  24,774,167  	  16,281,558
                                -------------   -------------   -------------   ------------    ------------
    Total loans                    67,717,429      99,910,328     100,833,800     99,319,430      65,638,160
  Less:  Unearned interest           (510,834)       (916,152)     (2,212,391)    (2,501,747)     (1,869,751)
    Allowance for credit losses    (1,434,041)     (1,961,840)       (950,809)    (1,067,041)       (535,250)
                                -------------   -------------   -------------   ------------    ------------
  Total loans, net		$  65,772,554	$  97,032,336 	$  97,670,600 	$ 95,750,642 	$ 63,233,159
                                =============   =============   =============   ============    ============

Medical claims receivables:
  Medical claims receivables,
     net of unearned interest   $          --   $     646,378   $   7,381,040   $  6,334,005    $  3,333,830
  Less:  Allowance for credit
           losses                          --        (141,184)     (4,307,885)      (217,733)       (167,677)
                                -------------   -------------   -------------   ------------    ------------
    Total medical claims
     receivables, net           $          --   $     505,194   $   3,073,155   $  6,116,272    $  3,166,153
                                =============   =============   =============   ============    ============

The following table details the percentage of loans in each category to total loans as of December 31:

                                 1999      1998      1997      1996      1995
                               -------   -------   -------   -------   -------
Loans:
  Insurance premium financing   30.48%    24.59%    40.03%    39.44%    34.14%
  Commercial loans              14.58%    29.45%    22.98%    22.90%    24.84%
  Installment loans              8.38%     3.87%    10.54%    12.72%    16.22%
  Real estate loans             46.56%    42.09%    26.45%    24.94%    24.80%
                               -------   -------   -------   -------   -------
    Total loans                100.00%   100.00%   100.00%   100.00%   100.00%
                               =======   =======   =======   =======   =======

B.	Maturities and Sensitivities of Loans to Changes in
        Interest Rates - The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and home equity loans, insurance premium finance loans and consumer installment loans, as of December 31, 1999:

                                 Within     One Year to    After Five
                                One Year    Five Years       Years          Total
                              -----------   -----------   ------------   ------------
Fixed Rate:
  Commercial and commercial
    real estate                   623,277   $ 3,384,934   $  2,362,983   $  6,371,194
  Real estate construction      1,338,047            --             --      1,338,047
                              -----------   -----------   ------------   ------------
      Total                   $ 1,961,324   $ 3,384,934   $  2,362,983   $  7,709,241
                              ===========   ===========   ============   ============

Variable Rate:
  Commercial and commercial
    real estate               $ 4,036,913   $ 2,274,703   $ 12,424,374   $ 18,735,990
  Real estate construction        850,050        23,075             --        873,125
                              -----------   -----------   ------------   ------------
      Total                   $ 4,886,963   $ 2,297,778   $ 12,424,374   $ 19,609,115
                              ===========   ===========   ============   ============

C.	Risk Elements

        1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.

(a), (b) & (c)                            1999         1998          1997         1996         1995
                                   -------------------------------------------------------------------
Nonaccrual loans                      $   705,969  $ 1,398,800   $    91,868  $   143,856  $    31,000
Loans 90 days or more past
  due and still accruing                   13,557      414,969        97,537      111,797       39,568
                                   -------------------------------------------------------------------
    Total nonperforming loans             719,526    1,813,769       189,405      255,653       70,568
Medical claims receivables
  aged beyond 120 days                         --           --     4,183,064    1,079,889           --
Other repossessed assets                  825,245      205,877       158,271      738,198       85,528
                                   -------------------------------------------------------------------
    Total nonperforming assets        $ 1,544,771  $ 2,019,646   $ 4,530,740  $ 2,073,740  $   156,096
                                   ===================================================================

        There were no loans which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15 (exclusive of loans included in total nonperforming loans in the above table).

        The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful, when loans are past due as to principal and interest 90 days or more (120 days for IPF), except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible. In such cases, loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are placed on nonaccrual status, any accrued interest is charged against interest income.

        During 1999, $34,000 would have been recorded on the above nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, no interest income was actually recorded on such loans.

(d)	Impaired Loans - Information regarding impaired loans at
        December 31 is as follows:

                                          1999         1998          1997         1996         1995
                                   -------------------------------------------------------------------
Year-end loans with allowance
  allocated                           $ 3,958,654  $ 3,640,069   $ 2,306,501  $ 3,209,403  $   950,196
Year-end loans with no
  allowance allocated                     414,419    1,614,945       505,443    1,627,868      332,505
                                   -------------------------------------------------------------------
Total impaired loans                  $ 4,373,073  $ 5,255,014   $ 2,811,944  $ 4,837,271  $ 1,282,701
                                   ===================================================================
Amount of the allowance
  allocated                           $   645,899  $   971,456   $   331,174  $   387,386   $   76,692
                                   ===================================================================

        Impaired loans are primarily comprised of commercial loans and installment loans, and are carried at present value of expected cash flows, discounted at the loan's effective interest rate or at fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

        Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage and construction loans secured by one- to four-family residences, IPF, consumer and home equity loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of a borrower's operating results and financial condition indicates that the borrower's underlying cash flows are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

        2. Potential Problem Loans - At December 31, 1999 no loans were identified which management has serious doubts about the borrower's ability to comply with present loan repayment terms and which are not included in item III.C.1., above.

        3. Foreign Outstandings - There were no foreign outstandings during any period presented.

        4. Loan Concentrations - At December 31, 1999 there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans in Item III.A., above.

D. Other Interest-Bearing Assets - At December 31, 1999 there were no other interest-bearing assets required to be disclosed under Item III.C.1. or 2. above, if such assets were loans.

E.      IV.  Summary of Loan Loss Experience

        A. The following schedule presents an analysis of the activity in the allowance for loan losses, average loan data and related ratios:

                                           1999           1998           1997           1996           1995
                                      -------------- -------------- -------------- -------------- --------------
Beginning balance                     $   1,961,840  $     950,809  $   1,067,041  $     535,250  $     562,649
Charge-offs:
  Commercial loans                         (602,922)      (555,230)       (32,519)        (6,245)       (13,151)
  Installment loans                        (254,334)      (305,333)      (332,889)      (188,419)      (104,295)
  Real estate loans                        (249,848)       (10,058)       (38,046)       (21,185)
  Insurance premium finance              (1,265,999)    (3,146,848)      (784,493)      (172,504)            --
                                      -------------- -------------- -------------- -------------- --------------
Total charge-offs                        (2,373,103)    (4,017,469)    (1,187,947)      (388,353)      (117,446)
                                      -------------- -------------- -------------- -------------- --------------
Recoveries:
  Commercial loans                           24,202         83,515          6,258          5,067          1,012
  Installment loans                          57,343         49,071         92,511         43,538         37,366
  Real estate loans                          27,992         15,191         40,455         10,240         13,288
  Insurance premium finance                 930,195        526,996          7,998          2,720             --
                                      -------------- -------------- -------------- -------------- --------------
Total recoveries                          1,039,732        674,773        147,222         61,565         51,666
                                      -------------- -------------- -------------- -------------- --------------

Net charge-offs                          (1,333,371)    (3,342,696)    (1,040,725)      (326,788)       (65,780)

Bank acquisition                                 --        820,625             --        614,700         10,759
Transfer from allowance for
medical claims receivable losses            668,636             --             --             --             --

Provision for credit losses on loans        136,936      3,533,102        924,493        243,879         27,622
                                      -------------- -------------- -------------- -------------- --------------

Ending balance                        $   1,434,041  $   1,961,840  $     950,809  $   1,067,041  $     535,250
                                      ============== ============== ============== ============== ==============

Average loans                         $  82,725,870  $ 116,049,351  $ 103,321,220  $  85,325,222  $  64,768,409
                                      ============== ============== ============== ============== ==============
Ratio of net charge-offs to average
  loans                                       1.61%          2.88%          1.01%          0.38%          0.10%
                                      ============== ============== ============== ============== ==============

The following schedule presents an analysis of the activity in the allowance for medical claims receivable losses, average receivable data and related ratios:

                                           1999           1998           1997           1996           1995
                                      -------------- -------------- -------------- -------------- --------------
Beginning balance                     $     141,184  $   4,307,885  $     217,734  $     167,677  $     135,299

Charge-offs                                 (12,707)    (4,428,530)    (2,156,355)       (12,629)            --
Recoveries                                  540,159        956,023      1,510                 --             --
                                      -------------- -------------- -------------- -------------- --------------
Net (charge-offs) recoveries                527,452     (3,472,507)    (2,154,845)       (12,629)            --
Provision for medical claims
  receivable losses                              --       (694,194)     6,244,996         62,686         32,378
Transfer to allowance for credit
 losses on loans                           (668,636)            --             --             --             --
                                      -------------- -------------- -------------- -------------- --------------

Ending balance                        $          --  $     141,184  $   4,307,885  $     217,734  $     167,677
                                      ============== ============== ============== ============== ==============
Period end medical claims
  receivables, net of unearned
  interest                            $          --  $     646,378  $   7,381,040  $   6,334,005  $   3,333,830
                                      ============== ============== ============== ============== ==============

Average medical claims receivables    $     206,432  $   3,582,939  $   9,044,262  $   3,660,432  $   3,239,985
                                      ============== ============== ============== ============== ==============

Ratio of net charge-offs
  (recoveries) to average medical
  claims receivables                      (255.50)%         96.92%         23.83%          0.35%            --%
                                      ============== ============== ============== ============== ==============

        The allowance for loan and medical claims receivable losses balances and provisions charged to expense are determined by management based on periodic reviews of the loan and medical claims receivable portfolios, past loss experience, economic conditions and various other circumstances which are subject to change over time. In making this judgment, management reviews selected large credits as well as impaired loans, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties. The collectibility of these loans is evaluated after considering current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Company's collateral position versus other creditors. Judgments, which are necessarily subjective, as to probability of loss and amount of such loss are formed on these loans and medical claims receivables, as well as other loans, taken together.

B.	The following schedule is a breakdown of the year-end
        allowance for credit losses allocated by type of credit. A breakdown of the percentage of loans in each category to total loans is included in Item III A., above.


                                          1999          1998          1997          1996          1995
                                   ----------------------------------------------------------------------
Loans:
  Insurance premium financing         $   346,359   $   644,456   $   353,765   $   217,734   $   117,755
  Commercial loans                        352,833       450,724       152,117       178,298       136,489
  Installment loans                       187,370       351,246       234,798       397,353       169,674
  Real estate loans                       444,459       515,414       210,129       273,656       111,332
  Unallocated                             103,020            --            --            --            --
                                      -----------   -----------   -----------   -----------   -----------
    Total for allowance loan
      losses                            1,434,041     1,961,840       950,809     1,067,041       535,250
Medical claims receivables                     --       141,184     4,307,885       217,734       167,677
                                      -----------   -----------   -----------   -----------   -----------
    Total allowance for credit
      losses                          $ 1,434,041   $ 2,103,024   $ 5,258,694   $ 1,284,775   $   702,927
                                      ===========   ===========   ===========   ===========   ===========

        Management believes any allocation of the allowance for credit losses into categories lends an appearance of precision that does not exist. The allowance is utilized as a single unallocated allowance available for all loans. The above allocation table should not be interpreted as an indication of the specific amounts or the relative proportion of future charges to the allowance. Such a table is merely a convenient device for assessing the adequacy of the allowance as a whole. The allocation table has been derived by applying a general allowance to the portfolio as a whole, in addition to specific allowance amounts for internally classified loans. In retrospect, the specific allocation in any particular category may prove excessive or inadequate and consequently may be reallocated in the future to reflect the then current condition. Accordingly, the entire allowance is available for any charge-offs that occur.

V.	Deposits

A. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

                                            Average Amount Outstanding                     Average Rate Paid
                                                 During the Year                            During the Year
                                   ---------------------------------------------         --------------------
                                      1999            1998            1997               1999    1998    1997
                                      ----            ----            ----               ----    ----    ----
Noninterest-bearing
  demand deposits                  $  24,750,304   $  31,450,099   $  22,420,160          --%     --%     --%
Interest-bearing demand
  deposits                            29,419,592      44,741,576      38,109,284        2.38%   2.57%   2.75%
Savings deposits                       6,019,141       9,499,843       7,846,458        2.27%   2.45%   2.41%
Time deposits                         57,460,935     102,551,436      86,156,027        5.00%   5.26%   5.24%
                                   -------------   -------------   -------------
    Total average deposits         $ 117,649,972   $ 188,242,954   $ 154,531,929        3.15%   3.60%	3.72%
                                   =============   =============   =============

B.	Other categories - not applicable.

C.	Foreign deposits - not applicable.

D.	The following is a schedule of maturities of time deposits
        in amounts of $100,000 or more as of December 31, 1999:

                Three months or less            $     5,003,692
                Over three through six months         2,929,001
                Six through twelve months             4,052,129
                Over twelve months                    1,241,173
                                                ---------------
                   Total                        $    13,225,995
                                                ===============

E.	Time deposits greater than $100,000 issued by foreign
        offices - not applicable.

VI.	Return on Equity and Assets

        This information is included "Item 6. Selected Financial Data."

VII.	Short-Term Borrowings

	This item is not required for the Company because average outstanding balances of short-term borrowings during the years ended December 31, 1999, 1998 and 1997 were less than 30% of shareholders' equity at such dates.


ITEM 2.	PROPERTIES.

        The following chart provides information about the Company's existing facilities.

                                                                      Deposits at
      Branch/Office   Sq. Ft.         Location/Ownership           December 31, 1999
      -------------   -------         -----------------------      -----------------
       Converse        3,750           9154 FM 78                    $   7,160,695
                                       Converse, Texas 78109
                                       Owned
       Fort Worth      18,208          1501 Summit Avenue               11,211,985
                                       Fort Worth, Texas 76102
                                       Owned
       New Braunfels   1,250           1012 IH 35 South                  2,103,027
                                       New Braunfels, Texas 78130
                                       Leased
       San Antonio     2,800           426 Wolfe                         1,939,060
                                       San Antonio, Texas 78216
                                       Owned


                                                                      Deposits at
      Branch/Office   Sq. Ft.         Location/Ownership           December 31, 1999
      -------------   -------         -----------------------      -----------------
       Schertz         1,000           420 Schertz Parkway               9,538,329
                                       Schertz, Texas 78154
                                       Leased
       Universal City 12,000           600 Pat Booker Road              23,085,721
                                       Universal City, Texas 78148
                                       Owned
       Whitesboro      6,365           2500 Highway 82 East             29,839,301
                                       Whitesboro, Texas 76263       -------------
                                       Owned
       Total                                                         $  84,878,118
                                                                     =============

        The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are being used. All the properties owned by the Company are unencumbered by any mortgage or security interest and are, in management's opinion, adequately insured. The Company operates its community banking business segment out of each facility, while the IPF business segment is operated out of the Fort Worth facility.


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

	Both the Anchorage case as well as the MacGregor case arise out of the Bank's alleged exercise of control over funds, representing the Bank's collateral, held in accounts at the Bank under agreements with Anchorage and MacGregor. The Bank asserts that it had a right to exercise control over its collateral under contractual agreements between the Bank and the respective insurance companies or the Bank and the policy holders. The
Bank also contends that it had a right to exercise control over its collateral to protect itself against the possibility of inconsistent orders regarding the same funds. Tennessee seeks to recover funds allegedly transferred in and out of Anchorage/MacGregor accounts at the Bank during an approximate four-month period in 1993. Tennessee also claims that the Bank allegedly transferred funds in and out of Anchorage accounts after receiving notice of a court order prohibiting such transfer. Tennessee is claiming damages in excess of $2,000,000.

	The Anchorage case was called to trial in July 1998, where, immediately before trial was to begin, the court granted summary judgment in favor of the Bank and entered a take nothing judgment against the Plaintiff. Tennessee has since appealed the trial court's summary judgment to the Fifth Circuit Court of Appeals, which affirmed the judgment of the trial court.

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

        No matter was submitted to a vote of the stockholders of the Company during the fourth quarter of 1999.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
        HOLDER MATTERS.

Market Information

        The Company's Common Stock was traded on the American Stock Exchange, Inc.'s ("AMEX") primary list under the symbol "SRY" from January 10, 1995 until trading was halted on November 8, 1999. The Company's Common Stock was formally delisted by AMEX effective as of April 3, 2000. See "AMEX Delisting" under "Item
1. Business - Recent Developments."

        The following table sets forth, for the periods indicated, the high and low sale price per share of the Company's Common
Stock as reported on the AMEX Primary List for 1998 and for January 1 through November 8, 1999.

                ----------------------------------------
                                        High       Low
                ----------------------------------------
                1999 Fiscal Year
                ----------------
                First Quarter           $3.38      $1.50
                Second Quarter          $1.88      $1.13
                Third Quarter           $2.00      $0.94
                Fourth Quarter          $0.94      $0.44

                1998 Fiscal Year
                ----------------
                First Quarter           $7.06      $4.38
                Second Quarter          $6.00      $3.88
                Third Quarter           $4.88      $2.00
                Fourth Quarter          $2.75      $1.94

Stockholders

        As of March 31, 2000 there were 390 record holders of the Company's Common Stock.

Dividend Policy

        The Company has not previously paid any cash dividends. The Company currently intends to retain earnings to make the interest payment on the Notes and to pay its other operating expenses, rather than using earnings to pay dividends. The payment of any cash dividends by the Company in the future will depend to a large extent on the receipt of dividends from the Bank. The ability of the Bank to pay dividends is dependent upon the Bank's earnings and financial condition, the Bank's compliance with 12 U.S.C. ss.ss. 56 and 60, and the Bank's fulfillment of certain requirements set forth in the Formal Agreement. See "Formal Agreement with the OCC" and "Restrictions on Distribution of Subsidiary Bank Dividends and Assets" under "Item 1. Business - Supervision and Regulation:
Regulation of the Bank" for a discussion of regulatory constraints on the payment of dividends by national banks and bank holding companies generally.

Transfer Agent

	Securities Transfer Corporation
	16910 Dallas Parkway, Suite 100
	Dallas, Texas  75248
	(972) 447-9890

Annual and Other Reports, Stockholder and General Inquiries

        Surety Capital Corporation is required to file an annual report on Form 10-K for its fiscal year ended December 31, 1999 with the Securities and Exchange Commission. Copies of the Form 10-K annual report and the Company's quarterly reports may be obtained without charge by contacting:

	Mr. John D. Blackmon
	Surety Capital Corporation
	1501 Summit Avenue
	Fort Worth, Texas  76102
	(817) 335-5955

ITEM 6.	SELECTED FINANCIAL DATA.

        The following summary of consolidated financial data of the Company is derived from the financial statements of the Company as of and for the five years ended December 31, 1999. All prior financial information has been restated to reflect previously unrecognized losses resulting from accounting irregularities in the Company's IPF division and certain other error corrections.
See Note 2 to the accompanying consolidated financial statements for details of the restatement.


                                                                              At December 31,
                                                     -----------------------------------------------------------------
(Dollars in thousands, except per share amounts)        1999(1)      1998(2)      1997         1996(3)      1995(4)
                                                     -----------------------------------------------------------------
Balance Sheet Data:
Total assets                                         $  104,194   $  174,605   $  171,985   $  176,439   $  121,339
Cash and cash equivalents                                 9,751       34,052       28,461       22,866       23,217
Securities available for sale                            12,480       24,887       29,305       16,221       10,128
Securities held to maturity                                  --           --           --       22,561       13,781
Loans, net of unearned interest                          67,207       98,994       98,621       96,818       63,768
Allowance for credit losses on loans                      1,434        1,962          951        1,067          535
Medical claims factoring, net                                --          505        3,073        6,116        3,166
Total deposits                                           84,878      154,847      154,541      155,690      109,599
Long term debt                                            4,350        4,350           --           --           --
Shareholders' equity                                     11,323       11,716       15,206       19,112       10,294

                                                                          Year Ended December 31,
                                                     -----------------------------------------------------------------
                                                        1999(1)      1998(2)      1997         1996(3)      1995(4)
                                                     -----------------------------------------------------------------
Income Statement Data:
Interest income                                      $    9,912   $   16,451   $   15,420   $   14,390   $    9,535
Interest expense                                          4,104        7,101        5,750        5,361        3,678
                                                     -----------------------------------------------------------------
Net interest income                                       5,808        9,350        9,670        9,029        5,857
Provision for credit losses                                 137        2,839        7,169          307           60
                                                     -----------------------------------------------------------------
Net interest income after provision for credit
  losses                                                  5,671        6,511        2,501        8,722        5,797
Noninterest income                                        4,552        3,425        2,539        1,877        1,419
Noninterest expense                                      10,809       12,493       11,154        8,143        5,878
                                                     -----------------------------------------------------------------
Income (loss) before income taxes                          (586)      (2,557)      (6,114)       2,456        1,338
Income tax expense (benefit)                               (840)         913       (2,085)         877          451
                                                     -----------------------------------------------------------------
Net income (loss)                                    $      254       (3,470)      (4,029)       1,579          887
                                                     =================================================================

Common Share Data:
Net income (loss) - basic                            $     0.04   $    (0.60)  $    (0.70)  $     0.29   $     0.27
Net income (loss) - diluted                                0.04        (0.60)       (0.70)        0.29         0.25
Book value                                                 1.92         2.03         2.64         3.32         2.94
Dividend pay-out ratio(5)                                    --           --           --           --           --



                                                                          Year Ended December 31,
                                                     -----------------------------------------------------------------
                                                        1999(1)      1998(2)      1997         1996(3)      1995(4)
                                                     -----------------------------------------------------------------
Performance Data
Return (loss) on average total assets                     0.19%       (1.66)%      (2.30)%       0.96%        0.83%
Return (loss) on average shareholders' equity             2.28%      (27.09)%     (21.94)%       9.15%        9.52%
Net interest spread(6)                                    4.28%         4.55%        5.39%       5.52%        5.47%
Net interest margin(7)                                    4.98%         5.11%        6.11%       6.14%        6.04%
Average shareholders' equity to average assets            8.11%         6.13%       10.50%      10.49%        8.68%
Total loans to total deposits at year-end                79.18%        63.93%       63.82%      62.19%       58.18%

Asset Quality Ratios
Nonperforming assets to total assets                      1.48%         1.16%        2.63%       1.18%        0.07%
Nonperforming loans to total loans(8)                     1.06%         1.82%        0.19%       0.26%        0.11%
Net loan charge-offs to average loans(8)                  1.61%         2.88%        1.01%       0.38%        0.10%
Allowance for credit losses on loans to total loans(8)    2.12%         2.02%        0.94%       1.07%        0.82%
Allowance for credit losses on loans to nonperforming   199.30%       108.16%      502.00%     417.38%      758.49%
  Loans(8)


(1)	On June 30, 1999 the Company sold two branches located in
        Waxahachie and Midlothian, Texas.

(2)	On April 1, 1998 the Company acquired 100% of the
        outstanding common stock of TexStar National Bank, Universal City, Texas. On October 16, 1998 the Company sold four branches located in Chester, Kennard, Lufkin and Wells, Texas.

(3)	On February 29, 1996 the Company acquired 100% of the
        outstanding common stock of First Midlothian Corporation, Midlothian, Texas, and on March 15, 1996 the Bank acquired certain assets and assumed certain liabilities relating to Providers Funding Corporation located in Dallas, Texas.

(4)	On September 28, 1995 the Company acquired certain assets
        and assumed certain liabilities relating to the branch of Bank One, Texas, National Association located in
        Waxahachie, Texas.

(5) Calculated as dividends declared per share divided by net income per share.

(6) Calculated as the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(7) Calculated as net interest income divided by average interest-earning assets.

(8)     Exclusive of medical claims factoring.

The following tables set forth the consolidated financial condition and results of operations as of the dates and for the quarters indicated.


                                        March 31,       June 30,       September 30,       December 31,
                                          1999            1999             1999                1999
                                     --------------------------------------------------------------------
Assets:
  Cash and due from banks            $  7,772,075    $  7,849,265   $  5,054,824        $  5,416,633
  Federal funds sold                   22,509,673      27,374,339      4,584,339           4,334,595
                                     ----------------------------------------------------------------
    Total cash and cash
      equivalents                      30,281,748      35,223,604      9,639,163           9,751,228
  Interest-bearing deposits                    --              --         25,000              25,000
  Securities available for sale,
    at fair value                      26,419,007      18,688,649     13,205,414          12,480,492
  Loans, net                           90,298,396      74,481,074     71,638,943          65,772,554
  Medical claims receivables, net         140,177              --             --                  --
  Premises and equipment, net           6,562,402       4,890,126      5,949,932           6,295,302
  Accrued interest receivable             927,509         614,052        568,344             514,453
  Deferred tax asset, net of
    valuation allowance                        --              --        284,221           1,179,590
  Other real estate and repossessed
    assets                                329,004         157,088        836,245             825,245
  Goodwill, net                         8,329,635       5,683,005      5,557,675           5,432,346
  Other assets                          1,846,052       1,743,821      1,102,874           1,917,723
                                     ----------------------------------------------------------------
      Total assets                   $165,133,930    $141,481,419   $108,807,811        $104,193,933
                                     ================================================================

Liabilities:
  Deposits                           $146,449,427    $ 96,235,695   $ 89,531,841        $ 84,878,118
  Notes payable                         4,350,000       4,350,000      4,350,000           4,350,000
  Due to purchaser for branch sale             --      24,993,724             --                  --
  Accrued interest payable and
    other liabilities                   3,562,231       4,090,705      3,603,044           3,642,845
                                     ----------------------------------------------------------------
      Total Liabilities               154,361,658     129,670,124     97,484,885          92,870,963

Shareholders' equity:
  Common Stock                             58,401          58,401         58,401              59,751
  Additional Paid-in-Capital           17,093,786      17,093,787     17,093,790          17,152,587
  Accumulated deficit                  (5,967,172)     (4,659,561)    (5,011,487)         (4,911,864)
  Stock rights issuable                    57,902          57,902         57,902              57,902
  Treasury Stock                         (375,443)       (375,443)      (375,443)           (375,443)
  Accumulated other comprehensive
    income (loss)                         (95,202)       (363,791)      (500,237)           (659,963)
                                     ----------------------------------------------------------------
      Total shareholders' equity       10,772,272      11,811,295     11,322,926          11,322,970
                                     ----------------------------------------------------------------

  Total liabilities and
    shareholders' equity             $165,133,930    $141,481,419   $108,807,811        $104,193,933
                                     ================================================================


                                        March 31,       June 30,       September 30,       December 31,
                                          1998            1998             1998                1998
                                     --------------------------------------------------------------------
Assets:
  Cash and due from banks            $  6,959,708    $ 11,801,147   $  9,054,812        $  9,289,897
  Federal funds sold                   32,319,522      34,912,591     50,497,554          24,761,752
                                     ----------------------------------------------------------------
    Total cash and cash
      equivalents                      39,279,230      46,713,738     59,552,366          34,051,649
  Interest-bearing deposits                94,939          94,939         94,939              94,939
  Securities available for sale,
    at fair value                      25,079,197      42,897,060     32,690,700          24,886,704
  Loans, net                           98,591,741     127,715,966    118,920,182          97,032,336
  Medical claims receivables, net       2,531,874       1,074,166        680,505             505,194
  Premises and equipment, net           3,650,054       7,376,268      7,534,164           6,762,223
  Accrued interest receivable             798,392       1,320,315      1,176,553             759,833
  Deferred tax asset, net of valuation
    allowance                           1,968,213       2,223,374      2,221,608                  --
  Other real estate and repossessed
    assets                                174,639         628,894        739,343             205,877
  Goodwill, net                         4,627,719       9,054,447      9,697,493           8,374,997
  Other assets                          1,408,910       1,994,367      1,330,114           1,930,824
                                     ----------------------------------------------------------------
      Total assets                   $178,204,908    $241,093,534   $234,637,967        $174,604,576
                                     ================================================================

Liabilities:
  Deposits                           $156,128,931    $219,509,307   $213,372,337        $154,847,135
  Notes payable                         4,350,000       4,350,000      4,350,000           4,350,000
  Accrued interest payable and
    other liabilities                   2,363,967       2,808,414      2,445,063           3,691,590
                                     ----------------------------------------------------------------
      Total Liabilities               162,842,898     226,667,721    220,167,400         162,888,725

Shareholders' equity:
  Common Stock                             57,922          58,401         58,401              58,401
  Additional Paid-in-Capital           16,876,119      17,031,136     17,093,786          17,093,786
  Accumulated deficit                  (1,486,609)     (2,488,013)    (2,494,820)         (5,165,947)
  Stock rights issuable                    57,922          57,902         57,902              57,902
  Treasury Stock                         (172,828)       (255,073)      (375,443)           (375,443)
  Accumulated other comprehensive
    income (loss)                          29,484          21,460        130,741              47,152
                                     ----------------------------------------------------------------
      Total shareholders' equity       15,362,010      14,425,813     14,470,567          11,715,851
                                     ----------------------------------------------------------------

  Total liabilities and
    shareholders' equity             $178,204,908    $241,093,534   $234,637,967        $174,604,576
                                     ================================================================

                                                            Year Ended December 31, 1999
                                     -----------------------------------------------------------------------------
                                          1st             2nd             3rd             4th
                                        Quarter         Quarter         Quarter         Quarter         Total
                                     -----------------------------------------------------------------------------
Interest income:
  Loans, including fees              $  2,305,071    $  2,034,235    $  1,838,398    $  1,843,421    $  8,021,125
  Securities:
    Taxable                               306,047         333,716         223,818         224,748	1,088,329
    Tax-exempt                             33,472          32,544              --               1          66,017
  Medical claims receivables
  Factoring                                60,714           3,214              --              --          63,928
  Federal funds sold and interest-
    bearing deposits                      257,574         300,275          59,258         55,446          672,553
                                     -----------------------------------------------------------------------------
      Total interest income             2,962,878       2,703,984       2,121,474      2,123,616        9,911,952

Interest expense:
  Deposits                              1,192,439       1,078,339         730,964        709,276        3,711,018
  Notes Payable                           108,273         108,272         108,273         67,900          392,718
                                     -----------------------------------------------------------------------------
      Total interest expense            1,300,712       1,186,611         839,237        777,176        4,103,736
                                     -----------------------------------------------------------------------------
Net interest income                     1,662,166       1,517,373       1,282,237      1,346,440        5,808,216

Provision for credit losses on loans       95,355          36,590           3,837          1,154          136,936
                                     -----------------------------------------------------------------------------
Net interest income after provision
  for credit losses on loans            1,566,811       1,480,783      1,278,400       1,345,286        5,671,280

Noninterest income                        460,162       3,204,802        561,977         325,327        4,552,268

Noninterest expense:
  Salaries and employee benefits        1,220,228       1,114,114       981,847        1,113,889        4,430,078
  Occupancy and equipment                 509,110         626,910       385,228          272,417        1,793,665
  Other expenses                        1,102,322       1,322,770       989,607        1,170,632        4,585,331
                                     -----------------------------------------------------------------------------
    Total non-interest expense          2,831,660       3,063,794     2,356,682       2,556,938        10,809,074
                                     -----------------------------------------------------------------------------
Income (loss) before income taxes        (804,687)      1,621,791      (516,305)       (886,325)         (585,526)

Income tax expense (benefit)               (3,462)        314,179      (164,382)        (985,944)        (839,609)
                                     -----------------------------------------------------------------------------
Net income (loss)                    $   (801,225)   $  1,307,612    $ (351,923)     $   99,619      $    254,083
                                     =============================================================================

Net income (loss) per share - Basic  $      (0.14)   $       0.22    $    (0.06)     $     0.02      $       0.04
                                     =============================================================================

Net income (loss) per share -
  Diluted                            $      (0.14)   $       0.22    $    (0.06)     $     0.02      $       0.04
                                     =============================================================================



                                                            Year Ended December 31, 1998
                                     -----------------------------------------------------------------------------
                                          1st             2nd             3rd             4th
                                        Quarter         Quarter         Quarter         Quarter         Total
                                     -----------------------------------------------------------------------------

Interest income:
  Loans, including fees              $  2,435,016    $  3,365,999    $  2,774,567    $  3,117,015    $ 11,692,597
  Securities:
    Taxable                               352,538         593,986         525,414         328,140	1,800,078
    Tax-exempt                             36,070          92,257          24,355          36,658         189,340
  Medical claims receivables
  factoring                               636,366         285,154         633,799        (511,250)      1,044,069
  Federal funds sold and interest-
    bearing deposits                      351,634         450,624         609,125         313,425       1,724,808
                                     -----------------------------------------------------------------------------
      Total interest income             3,811,624       4,788,020       4,567,260       3,283,988      16,450,892

Interest expense:
  Deposits                              1,427,548       2,004,562       1,903,989       1,446,512       6,782,611
  Notes Payable                                --         100,253          91,695         126,134         318,082
                                     -----------------------------------------------------------------------------
      Total interest expense            1,427,548       2,104,815     	1,995,684	1,572,646	7,100,693
                                     -----------------------------------------------------------------------------
Net interest income                     2,384,076       2,683,205       2,571,576       1,711,342       9,350,199

Provision for credit losses on loans      514,506       1,529,437         137,092       1,352,067       3,533,102
Provision for medical claims
  receivables losses                     (335,000)        459,043          13,904        (832,141)       (694,194)
                                     -----------------------------------------------------------------------------
    Total provision for credit losses     179,506       1,988,480         150,996         519,926       2,838,908
                                     -----------------------------------------------------------------------------
Net interest income after provision
  for credit losses                     2,204,570         694,725       2,420,580       1,191,416	6,511,291

Noninterest income                        570,970         648,269         734,185       1,471,878	3,425,302

Noninterest expense:
  Salaries and employee benefits        1,196,262       1,494,994       1,515,663       1,413,791       5,620,710
  Occupancy and equipment                 402,308         543,412         521,999         654,276       2,121,995
  Other expenses                          838,346         865,781       1,160,376       1,886,025	4,750,528
                                     -----------------------------------------------------------------------------
    Total non-interest expense          2,436,916       2,904,187       3,198,038       3,954,092      12,493,233
                                     -----------------------------------------------------------------------------
Income (loss) before income taxes         338,624      (1,561,193)        (43,273)     (1,290,798)     (2,556,640)

Income tax expense (benefit)              129,502        (559,789)        (36,466)      1,380,329         913,576
                                     -----------------------------------------------------------------------------
Net income (loss)                    $    209,122    $ (1,001,404)   $     (6,807)   $ (2,671,127)   $ (3,470,216)
                                     =============================================================================
Net income (loss) per share - Basic  $       0.03    $      (0.17)   $         --    $      (0.46)   $      (0.60)
                                     =============================================================================
Net income (loss) per share - Diluted$       0.03    $      (0.17)   $         --    $      (0.46)   $      (0.60)
                                     =============================================================================

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Business of Surety Capital Corporation

	Surety Capital Corporation (the "Holding Company"), a corporation incorporated under the laws of the state of Delaware in 1985, is a bank holding company registered under BHC Act.
The Company owns all of the issued and outstanding shares of capital stock of Surety Bank, National Association (the "Bank"), Fort Worth, Texas. The Bank is a commercial bank chartered as a national banking association in 1963, and is the Holding Company's only significant asset. The Holding Company and the Bank are collectively referred to in this Item 7 as the "Company."

	The Company conducts business from its main office located at 1501 Summit Avenue in Fort Worth, and from its six full service branches located in Converse, New Braunfels, San
Antonio, Schertz, Universal City and Whitesboro, Texas. The Company provides customary retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, money transfers, safe deposit facilities, commercial loans, real estate mortgage loans, consumer loans and night depository facilities. The Company also specializes in the niche-lending product of IPF lending.
No material industry or group concentrations exist in the loan portfolio.

        The Company also invests in U.S. government and agency obligations, obligations of states and political subdivisions, mortgage-backed securities and other investments permitted by applicable law. Funds for lending and other investment activities come primarily from customer deposits, borrowed funds, and loan and security sales and principal repayments. As a bank holding company, the Holding Company is subject to regulation, supervision and examination by the Federal Reserve Board. As a federally chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC") and the FDIC. The FDIC insures deposits in the Bank up to applicable limits. The Bank is also a member of the Federal Reserve System and the Federal Home Loan Bank (the "FHLB") of Dallas.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Introduction

        In the following pages, management presents an analysis of the Company's financial condition and results of operations as of and for the year ended December 31, 1999, compared to prior years. This discussion is designed to provide stockholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes and the selected financial data included elsewhere in this report. All prior year financial information has been restated to reflect the recognition of losses in the Company's IPF division as a result of irregular accounting transactions discovered in 1999. See further discussion of the prior year restatement below under the heading "Restatement of Prior Year Financial Statements."

Forward-Looking Statements

        When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Company's financial performance and could cause the Company's results for future periods to differ materially from any statements expressed with respect to future periods.

        The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Restatement of Prior Year Financial Statements

        In 1999 various accounting irregularities were found during the course of an internal audit of the Company's IPF division. Through further investigation, internal audit identified a significant number of transactions whereby refund amounts due to some borrowers were inappropriately diverted. Most of the refunds were applied against the balance of various unrelated loan accounts including past due loan principal, past due interest, assessed late charges, etc.

        The refunds due to borrowers were primarily the result of cancellations of the underlying insurance contracts to which the loans related. Insurers require the entire premium to be paid at the inception of the policy. The Company generally finances 75% of the premium, requiring the loan customer to pay the remainder. The insurer earns the premium ratably over the term of the policy coverage. When a policy is canceled prior to the end of the coverage term, the insurer must refund the unearned premium less any cancellation fees. The Company holds a security interest in the unearned premium for all IPF loans. Accordingly, when a policy is canceled, the insurer remits the entire unearned premium to the Company. Upon receipt, the Company uses the funds to pay-off the loan balance. After the loan is paid in full, any remaining funds should be remitted to the borrower. As indicated above, some refunds due to borrowers were used to pay-down or pay-off various unrelated, delinquent loan accounts. The irregular transactions were reported to the OCC, and in accordance with an amendment to a prior Formal Agreement with the OCC, the Company retained the services of a forensic accountant to conduct an independent review of the IPF division covering the period from January 1, 1996 to December
31, 1999.

        As a result of the independent review of the IPF division, the Company recognized additional losses, including interest, of $2,611,000 ($1,723,000 on a tax-effected basis). These losses primarily related to the recognition of previously unrecognized loan charge-offs. Errors resulting from the absence of appropriate accounting controls within the IPF division, to a much lesser extent, also contributed to such losses. The additional losses were recognized as adjustments to the current and prior years beginning in the first quarter of 1996 and extending through the fourth quarter of 1999. The losses totaled $502,000 in 1999, $1,092,000 in 1998, $837,000 in 1997
and $180,000 in 1996. All prior year financial information included in the accompanying consolidated financial statements and in the Company's annual report on Form 10-K for the year ended December 31, 1999 has been restated to reflect these losses.

        The Company made refunds to approximately 2,398 borrowers, whose original refunds were never paid, totaling $2,523,000, of which $567,000 represented interest. Accruals for these payments, totaling $2.5 million at December 31, 1999 and $2.0 million at December 31, 1998, are included in other liabilities on the accompanying balance sheets.

        The Company no longer employs the persons directly responsible for managing the IPF division during the period when the diversions occurred.

        The comparative consolidated financial statements as of and for the years ended December 31, 1998 and 1997, as restated, have not been audited. Although the Company has made every effort to have the prior financial statements re-audited, it has been unsuccessful in such effort, as the Company has been unable to secure a qualified, independent audit firm willing to provide an audit opinion on such periods. The Company's original auditors for 1998 and 1997, as well as the Company's current auditors, declined the Company's request to audit the restated financial statements. Management believes that no other accounting firm would be willing to audit the restated financial statements for the previous years in light of the irregularities discovered and the absence of adequate internal controls during that time. Additionally, required management representations would not be available as all members of the former senior management group are no longer employed by the Company.

Formal Agreement with the OCC

        On November 19, 1998 the Board of Directors of the Bank entered into a formal written agreement (the "Formal Agreement") with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank was also required to achieve certain additional capital levels by Decem-ber 31, 1999. Under the Formal Agreement, by March 31, 1999 the Bank was required to achieve total risk-based capital of at least 12% of risk-weighted assets and Tier I leverage capital of at least 7.5% of adjusted total assets. By December 31, 1999 the Bank was required to achieve total risk-based capital of at least 14% of risk-weighted assets. The Bank failed to achieve the capital requirements set forth in the Formal Agreement by March 31, 1999 and submitted a request for an extension to September 30, 1999. The OCC granted the extension and the Bank achieved the required levels of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999. At December 31, 1999 the Bank met the capital levels required by the Formal Agreement, with total risk-based capital of 14.73% of risk-weighted assets and Tier I leverage capital of 9.78% of adjusted total assets.

Memorandum of Understanding with the Federal Reserve Board

        On October 28, 1999 the Board of Directors of the Holding Company entered into a memorandum of understanding ("MOU") with the Federal Reserve Board ("FRB"). Under the MOU, the Holding Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Holding Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Holding Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Holding Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Holding Company has submitted each of the requested plans and procedures to the FRB. Finally, the Holding Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC.

Analysis of Financial Condition

	The Company's assets totaled $104.2 million at December 31, 1999 compared to $174.6 million at December 31, 1998, a decrease of $70.4 million, or 40.3%. The decrease in assets was primarily the result of the sale of the Waxahachie and Midlothian branches in June 1999, which resulted in a pretax gain of $3.1 million. The Company sold loans totaling $13.1 million, real property, premises and equipment totaling $1.5 million, and cash and other assets totaling $105,000, relieved goodwill associated with these branches by $2.4 million, and the acquirer assumed deposits and other liabilities totaling $45.4 million. After giving effect to a premium of 2.5% on loans and 11.0% on deposits totaling $5.3 million, in addition to the cash at the branches, the Company paid $25.2 million in cash as consideration for the net deposit liabilities assumed by the acquirer.

        Federal funds sold decreased $20.5 million, or 82.7%, from $24.8 million at December 31, 1998 to $4.3 million at December
31, 1999, primarily as a result of the use of such funds to finance the sale of the branches.

        Total securities available for sale decreased
$12.4 million, or 49.8%, from $24.9 million at December 31, 1998 to $12.5 million at December 31, 1999. The decrease was due to $18.3 million in maturities and principal repayments combined with $4.6 million in sales of securities available for sale.
The sales were primarily made to provide funds to finance the sale of the branches. The decline was partly offset by $11.5 million in purchases as most of the proceeds from the aforementioned maturities and principal repayments were reinvested in U.S. government agency securities.

        The Company invests primarily in U.S. Treasury notes, obligations of U.S. government agencies and corporations, municipal bonds, and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation and Government National Mortgage Association participation certificates. Other securities include stock holdings in the Independent Bankers Financial Corporation, the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas. All of the Company's securities are classified as available for sale. Management classifies securities as available for sale to provide the Company with the flexibility to provide for liquidity needs or to move such funds into loans as demand warrants. The Company held no derivative securities or structured notes during any period presented.

        At December 31, 1999 the unrealized loss on securities available for sale totaled $1.0 million compared to an unrealized gain of $74,000 at December 31, 1998. No impairment loss related to these securities has been recognized, as management believes the decline in the fair value is temporary.

        Net loans decreased $31.2 million, or 32.2%, from $97.0 million at December 31, 1998 to $65.8 million at December 31, 1999. After adjusting for the $13.1 million in loans sold ($3.6 million in commercial loans, $8.5 million in real estate loans and $1.0 million in installment loans) in connection with the sale of the branches, the decrease in loans totaled
$18.1 million. Decreases were experienced in commercial, real estate and IPF loans. Excluding the loans sold in connection with the sale of the branches, commercial, real estate and IPF loans decreased $15.9 million, $2.0 million and $3.9 million from December 31, 1998. The decrease in commercial loans was primarily in the San Antonio market area as a result of the loss of numerous commercial relationships to a competitor financial institution. Several officers and directors of the competitor financial institution were former officers and directors of TexStar, which was acquired by the Company in 1998. As a non-compete agreement was not part of the purchase transaction, the former officers and directors of TexStar were able to solicit the business of their former customers. The decrease in real estate loans was primarily in the one-to-four family residential real estate portfolio. The Company experienced a decrease in production volume due to a general rise in interest rates. Additionally, due to the rising interest rate environment, many of the Company's customers refinanced existing variable-rate loans with fixed-rate products offered by other financial institutions. IPF loans decreased as a result of the Company's decision to close the southeast office in Atlanta, Georgia in 1998. Although the IPF loan production office closed in 1998, many of the IPF loans originated in the Atlanta market area remained outstanding as of December 31, 1998. Such loans were paid-off in 1999. Installment loans increased $1.8 million from $3.9 million at December 31, 1998 to $5.7 million at December 31, 1999 despite the sale of $1.0 million of such loans in connection with the sale of the branches. The increase in installment loans was due to increased volume from normal operations as the Company did not change its philosophy regarding pricing or underwriting standards for such loans during the year.

        Despite the decrease in loans, total loans, net of unearned interest, as a percentage of total deposits increased to 79.2% at December 31, 1999 compared to 63.9% at December 31, 1998.

	Net premises and equipment totaled $6.8 million at December 31, 1998 compared to $6.3 million at December 31, 1999, decreasing only $467,000, despite the inclusion of $1.5 million of such assets with the sale of the branches. In 1999 the Company purchased and remodeled an existing facility in downtown Fort Worth, Texas and relocated the main office operations from the former leased facility in Hurst, Texas. Additions to premises and equipment in connection with the new facility totaled $1.8 million. Other additions totaled $174,000 while the net book value of assets sold or disposed, exclusive of the sale of the branches, totaled $31,000. Depreciation totaling $835,000 during 1999 accounted for the remainder of the decrease.

	Other real estate owned and repossessed assets totaled $825,000 at December 31, 1999 compared to $206,000 at December 31, 1998. The increase resulted as the Company acquired $827,000 of real estate in settlement of loans during 1999, while real estate with a carrying value of $159,000 was sold. Gains totaling $9,000 were realized on those sales. Other repossessed assets, which primarily consist of automobiles, decreased $49,000 during 1999.

	Goodwill decreased from $8.4 million at December 31, 1998 to $5.4 million at December 31, 1999 as the Company wrote-off $2.4 million in goodwill in connection with the sale of the branches. Amortization of goodwill totaling $579,000 during 1999 accounted for the remainder of the decrease.

	Deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts and individual retirement accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management based on the Company's liquidity requirements, growth goals and interest rates paid by competitors. The Company does not use brokers to attract deposits.

	Total deposits decreased $69.9 million, or 45.2%, from $154.8 million at December 31, 1998 to $84.9 million at December 31, 1999. After adjusting for the $45.2 million in deposits sold ($9.7 million in noninterest-bearing checking, $17.8 million in savings, NOW and money market accounts and $17.7 million in time deposits) in connection with the sale of the branches, the decrease in deposits totaled $24.7 million. Excluding deposits sold in connection with the sale of the branches, noninterest-bearing deposits decreased $5.2 million, or 24.0%, while savings, NOW and money market accounts decreased $2.5 million, or 9.8%, and time deposits decreased $17.0 million, or 27.2%. The overall decrease in these categories of deposits is the result of the loss of numerous customer relationships in the San Antonio market area to a competitor financial institution for reasons discussed in the analysis of the changes in loans above, the loss of certain public fund deposit relationships in the Whitesboro market area, and the loss of certain deposits retained in connection with the sale of the Midlothian and Waxahachie branches. In order to obtain regulatory approval for the sale of the branches, the Company retained $8.5 million in time certificates of deposit and IRAs. Customers have elected not to renew these deposits as they have matured because the Company no longer has branch facilities in their market areas.

	At December 31, 1999 the Company's time deposits totaled $45.4 million, or 53.5% of total deposits compared to $80.1 million, or 51.7% of total deposits, at December 31, 1998. All of the Company's time deposits mature in less than five years. As of December 31, 1999, $37.3 million in time deposit were due to mature within one year. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such certificates will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

	Borrowed funds totaled $4.4 million at December 31, 1999 and 1998. Borrowed funds consist of convertible subordinated notes issued on March 31, 1998 to provide funds to finance the acquisition of TexStar. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually. Details of the notes are discussed further in the notes to the consolidated financial statements.

Comparison of Results of Operations

        Net Income. General economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions affect the operating results of the Company. Interest rates on competing investments and general market rates of interest influence the Company's cost of funds. Lending activities are influenced by the demand for various types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

	The Company's net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Provisions for credit losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes also affect net income.

        Net income totaled $254,000 for 1999 compared to net losses of $3,470,000 for 1998 and $4,029,000 for 1997. Net income
(loss) per share was $0.04 for 1999, $(0.60) for 1998, and $(0.70) for 1997. Net income (loss) as a percentage of average assets was 0.19%, (1.66)% and (2.30)% for 1999, 1998 and 1997,
while net income (loss) as a percentage of average shareholders' equity was 2.26%, (27.09)% and (21.94)% over the same three years.

        Net Interest Income. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

        The general market rates of interest, including the deposit and loan rates offered by many financial institutions, are influenced by the FRB through adjustments to the discount rate.
The discount rate is the interest rate at which member institutions can borrow funds from the Federal Reserve if necessary. The discount rate began 1997 at 5.00% and remained stable until the fourth quarter of 1998 when the rate was decreased in two separate adjustments of 25 basis points each.
In 1999 the discount rate was increased by 25 basis points in the third quarter and again in the fourth quarter to end the year at 5.00%. Over the same period, the Company's prime interest rate, the rate offered on loans to borrowers with strong credit, adjusted in a similar pattern. The prime rate began 1997 at 8.50% and remained stable until the end of the third quarter of 1998 when the rate was decreased 25 basis points. The rate later decreased an additional 50 basis points during the fourth quarter of 1998 and remained stable until the third quarter of 1999. In 1999, the prime rate increased 50 basis points in the third quarter and 25 basis points in the fourth quarter to end the year at 8.50%.

        As of December 31, 1999 and 1998 the Company was in a negative gap position, or liability sensitive, on a one-year time horizon. The "gap" is the difference between the repricing of interest-earning assets and interest-bearing liabilities within certain time periods. Accordingly, the Company's interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company's net interest margin is likely to increase in periods of falling interest rates in the market and decrease in periods of increasing interest rates. The Company's net interest margin decreased to 4.98% in 1999 from 5.11% in 1998 and 6.11% in 1997 as a result of a decrease in the average yield earned on interest-earning assets from 9.74% in 1997 to 8.99% in 1998 and 8.50% in 1999, partly offset by a slight overall decrease in the average rate paid on interest-bearing liabilities from 4.35% in 1997 to 4.44% in 1998 and 4.22% in 1999.

        Net interest income decreased $3,542,000 from $9,350,000 in 1998 to $5,808,000 in 1999. The decrease was due to a decrease in the average volume of interest-earning assets combined with a 49 basis point decrease in the average yield on such investments. Despite a shift in the average proportions of the various categories of interest-earning assets toward higher-yielding loans, the average yield earned on interest-earning assets in 1999 decreased as a result of decline in market rates available on such investments during the latter part of 1998.
As evidenced by the Company's negative gap position discussed above, this is due to a lag in the repricing of certain interest-earning assets despite an increase in market rates beginning in the third quarter of 1999. Partially offsetting the impact of the decline in interest income on net interest income for 1999 was a decrease in interest expense paid on deposits. The decrease in deposit interest expense was a result of lower average deposit balances combined with a 34 basis point decrease in the average rate paid on deposits. The decline in the average rate paid on deposits was the result of a decrease in the average rates offered while the mix of the deposit portfolio remained fairly stable. While the average interest rate spread decreased from 4.55% in 1998 to 4.28% in 1999, the ratio of average interest-earning assets to average interest-bearing liabilities increased, totaling 119.92% in 1999 compared to 114.31% in 1998. As discussed in the analysis of financial condition above, the decrease in the average volume of interest-earning assets and interest bearing-liabilities was primarily the result of the sale of the branches in the second quarter.

        Net interest income totaled $9,350,000 in 1998 compared to $9,670,000 in 1997, a decrease of $320,000, or 3.3%. An increase in the average volume of interest-earning assets resulted in a $1,031,000 overall increase in interest income despite a 75 basis point decrease in the average yield earned on such investments. The Company's average yield on interest-earning assets declined from 9.74% in 1997 to 8.99% in 1998.
The decline in the average yield resulted from a general decline in market rates and a shift in the relative proportions of average interest-earning assets from higher-yielding loans and medical claims receivables to federal funds sold. The average rate paid on interest-bearing liabilities remained fairly stable over the comparable periods, increasing only 9 basis points to 4.44% in 1998 from 4.35% in 1997. The increase was the result of the issuance of $4.4 million in 9% convertible subordinated notes to fund the acquisition of TexStar at the beginning of the second quarter of 1998. Interest paid on interest-bearing liabilities increased $1,351,000 over the comparable periods primarily due to a 21.2% increase in average interest bearing liabilities. The increase in the average volume of interest-earning assets and interest-bearing liabilities arose primarily from the acquisition of TexStar. The impact of the acquisition was partly offset by the subsequent sale of four branches in the fourth quarter.

        Allowance and Provision for Credit Losses. The Company maintains an allowance for credit losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level which is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

        All lending activity contains risks of loan losses and the Company recognizes these credit risks as a necessary element of its business activity. To assist in identifying and managing potential loan losses, the Company contracts with an independent loan review service provider to evaluate individual credit relationships as well as overall loan portfolio conditions. One of the primary objectives of the loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio loss reserves.

        Net loan charge-offs totaled $1,333,000, or 1.61% of average loans, in 1999 compared to $3,343,000, or 2.88% of average loans, in 1998 and $1,041,000, or 1.01% of average loans, in 1997. Commercial and IPF loans accounted for the largest portions of charge-offs. As discussed above, the current and prior financial statements reflect previously unrecognized losses in the IPF loan portfolio. As the losses were not reported due to an inappropriate diversion of funds, no efforts had been made to collect these loans. Management intends to aggressively pursue collection of these loans. At this time, however, the Company cannot predict the likely amount of any such recoveries. A substantial portion of the previously recorded loan charge-offs for 1998 were related to IPF loans generated by the Company's southeastern United States insurance premium financing operation, headquartered in Atlanta, Georgia. The Atlanta office has been closed and loan production from that market has been terminated. Also in 1998 a significant portion of the commercial loan charge-offs related to the Bank's used car floor plan lending program. The Bank has since discontinued its used car floor plan lending program.

        The Company recognized a provision for loan losses of $137,000 in 1999. After a $669,000 transfer from the allowance for medical claims receivables losses, the year-end balance in the allowance for loan losses totaled $1.4 million, or 2.12% of total loans. In 1998 the Company recognized a provision for loan losses of $3,533,000, after an $821,000 increase in the allowance resulting from the acquisition of TexStar, to bring the year-end balance of the allowance for loan losses to $2.0 million, or 2.02% of total loans. The provision for loan losses totaled $924,000 in 1997, while the year-end balance of the allowance for loan losses totaled $1.0 million, or 0.94% of total loans. The amount of the provision for loan losses over the comparable periods has fluctuated based on the level of charge-offs experienced due to management's desire to maintain an adequate level of allowance.

        Nonperforming loans, defined as loans past due 90 days or more and loans for which the accrual of interest has been discontinued, totaled $720,000, $1.8 million and $189,000 at December 31, 1999, 1998 and 1997. Nonperforming loans as a percentage of total loans totaled 1.06%, 1.82% and 0.19%.
Despite the improvement in the level of charge-offs and nonperforming loans, the allowance for loan losses as a percentage of total loans increased from 2.02% in 1998 to 2.12% in 1999. Management believes the relative increase is prudent as the percentage of higher risk IPF loans to total loans has increased from 24.6% at December 31, 1998 to 30.5% at December 31, 1999. Management does not anticipate significant changes in loan portfolio risk in the near future, and will continue to monitor the appropriate factors when considering future levels of provisions and the allowance for loan losses. While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

        The Company substantially discontinued its medical claims factoring operations in 1998 and by December 31, 1999 no longer had an investment in medical claims receivables. The operations were discontinued as a result of significant losses experienced in 1997 and 1998. Net charge-offs of medical claims receivables totaled $3,473,000 in 1998 and $2,155,000 in 1997. In 1999 the
Company recorded $13,000 in charge-offs and $540,000 in recoveries related to medical claims receivables. As the final medical claims receivables paid-off in 1999, the Company transferred the remaining $669,000 balance of the allowance for medical claims losses to the allowance for loan losses.

	The Company recorded a $(694,000) provision for medical claims receivables losses during 1998 compared to $6,245,000 in 1997. The negative provision in 1998 was possible due to the recovery of $956,000 in prior charge-offs combined with an overall reduction in the level of allowance necessary due to the decrease in gross medical claims receivables outstanding. Medical claims receivables decreased from $7.4 million at December 31, 1997 to $646,000 at December 31, 1998. The allowance for medical claims receivables losses totaled
$4.3 million at December 31, 1997 and $141,000 at December 31,
1998.

	Noninterest Income. Noninterest income totaled $4,552,000 in 1999, increasing 32.9%, from $3,425,000 in 1998. The increase was due to the realization of a $3,050,000 gain on the sale of the Midlothian and Waxahachie branches. The increase in noninterest income resulting from the gain on the sale of the branches was partly offset by decreases in service charges on deposit accounts and loan collection fees and late charges. Decreases in these categories of noninterest income were due to decreases in the average balances of loans and deposits outstanding due to the sale of the branches. Additionally, the decrease in loan collection fees and late charges in 1999 was partly the result of the full-year impact of the closure of the Atlanta IPF office in June 1998.

        Noninterest income for 1998 increased $886,000, or 34.9%, from $2,539,000 in 1997. The increase in noninterest income was primarily attributed to the $1,103,000 gain realized on the sale of the Chester, Kennard, Lufkin and Wells branches. Exclusive of the gain on the sale of these branches, the Company experienced a $217,000, or 8.6%, decrease in noninterest income. The decrease is attributed to the Company's decision to close its Atlanta IPF office. The closure of this office resulted in a decrease in IPF loans and subsequently a decrease in loan collection fees and late charges for the latter part of 1998.

        Noninterest Expense. Noninterest expense totaled $10,809,000 in 1999, decreasing $1,684,000, or 13.5%, from
$12,493,000 in 1998. The decrease was primarily due to decreases in salaries and employee benefits expense and occupancy and equipment expense. The decreases in these categories of noninterest expense were due to the closure of the Atlanta IPF office in June 1998 and the branch sales in October 1998 and June 1999 and the related reduction in full-time equivalent employees from these actions. While total other noninterest expense decreased only slightly in 1999, the various components of other noninterest expense experienced fluctuations. Expenses related to professional services, federal deposit insurance premiums and interest accrued on IPF refunds increased in 1999, while expenses related to settlements and accruals for legal proceedings, postage, telephone, office supplies, advertising and operational losses decreased.

Professional services increased due to the costs associated with the investigation of the irregular transactions and diversions of customer refunds in the IPF division, as discussed above. Professional services expense totaled $1,325,000 in 1999 compared to $1,021,000 in 1998 and $1,126,000 in 1997.
Professional services expense has been a significant portion of total noninterest expense over the comparable periods as a result of on-going litigation; acquisition and divestiture transactions; problems associated with the Atlanta IPF division and the medical claims factoring operations; and the current situation in the IPF division, discussed above. Federal deposit insurance premiums increased $294,000, or 420.0%, due to the higher risk rating placed on the Bank as a result of the last regulatory examination and the Formal Agreement with the OCC.
As part of the restatement of the accompanying prior year financial statements resulting from irregular transactions and diversion of refunds discovered in the IPF division in 1999 (discussed above), the Company recognized an accrual for interest on the cumulative refund payable as of the end of each reporting period. As no refunds had been paid by December 31, 1999, the balance of refunds payable continued to increase, thus causing an increase in the related interest expense.
Settlements and accruals for legal proceedings totaled $337,000 in 1998 as the result of the recognition of an accrual for pending litigation. The litigation was subsequently settled in 1999 without recognition of additional expense. Expenses related to postage, telephone, office supplies and advertising decreased $180,000, $71,000, $163,000 and $82,000, respectively.
The reductions in these categories of expenses are primarily the result of the sale of the six branches and the closure of the Atlanta IPF division since June 1998. Operational losses decreased $181,000 in 1999 as certain nonrecurring expenses incurred in the acquisition of TexStar were included in the total for operational losses in 1998.

        Noninterest expense increased $1,340,000, or 12.0%, in 1998 from $11,153,000 in 1997. The Company experienced increases in salaries and benefits expense, occupancy and equipment expense and other noninterest expense. The increase in salaries and benefits expense and occupancy and equipment expense is attributable to the acquisition of TexStar, which included a network of five branches, at the beginning of the second quarter of 1998. Significant increases in other noninterest expense for 1998 included $337,000 for settlements and legal accruals for legal proceedings, a $129,000 increase in amortization of intangibles and debt issuance costs, a $151,000 increase in interest accrued on IPF refunds, and a $216,000 increase in operational losses. The increases in settlements and accruals for legal proceedings, interest on IPF refunds and operational losses are discussed above. The increase in amortization of intangibles and debt issuance costs is due to the additional intangible assets recorded with the issuance of debt and recognition of goodwill in connection with acquisition of TexStar. In 1997 the Company recognized impairment of certain fixed assets and goodwill related to the medical claims factoring division totaling $1,198,000 as a result significant losses associated with the division and a decrease in the likelihood of a return to profitability.

        The Company's efficiency ratio was 94.0%, 66.6% and 62.4% in 1999, 1998 and 1997. Excluding the impairment of certain fixed assets and goodwill recognized in 1997, the efficiency ratio for 1997 was 55.5%. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for example, for every dollar of revenue the Company generated in 1999, the Company incurred $0.94 in overhead expenses. The Company's efficiency ratios for the comparable periods compare unfavorably to other financial institutions in the Company's peer group.

        Income Taxes. The change in income tax expense/(benefit) is primarily attributable to the change in income/(loss) before income taxes. The provision for income taxes totaled $(840,000) in 1999, $914,000 in 1998 and $(2,085,000) in 1997 resulting in effective tax rates of (143.4)%, 35.7% and (34.1)%. Despite a loss before income taxes in 1998, tax expense was recognized as a result of management's decision to provide a 100% valuation allowance for the deferred tax asset in the amount of $1,637,000. During 1999, the valuation allowance was reversed resulting in a tax benefit of $840,000. As of December 31, 1999, management concluded a valuation allowance for the net deferred tax asset was not necessary as management believes it is more likely than not the Company will realize the net deferred tax assets during the carry-forward period.

Yields Earned and Rates Paid

        The following table sets forth information relating to the Company's average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, for the periods presented. Average balances are derived from daily balances, which include nonaccruing loans in the loan portfolio.


                                                     Year ended December 31, 1999                 Year ended December 31, 1998
                                               --------------------------------------------   -------------------------------------
                                                              Interest                                       Interest
                                                  Average     Income/           Average        Average       Income/        Average
                                                  Balance     Expense            Rate          Balance       Expense         Rate
ASSETS(1)
Interest-earning assets:
  Interest-bearing deposits and federal
    funds sold                                 $ 13,886,972   $    672,553      4.84%       $ 31,121,974   $  1,724,808      5.54%
  Securities(2)                                  19,799,970      1,154,346      5.72          32,200,324      1,989,418      6.18
  Loans(3)                                       82,725,870      8,021,125      9.70         116,049,351     11,692,597     10.08
  Medical claims receivables(3)                     206,432         63,928     30.97           3,582,939      1,044,069     29.14
                                              -------------   ------------                  ------------   ------------
    Total interest-earning assets               116,619,244      9,911,952      8.50         182,954,588     16,450,892      8.99

Noninterest-earning assets:
  Cash and due from banks                         6,299,984                                    9,098,676
  Premises and equipment                          6,200,881                                    6,191,020
  Accrued interest receivable                       668,380                                      991,940
  Other real estate owned                           424,878                                      505,629
  Other assets                                    8,908,169                                   12,775,599
  Allowance for credit losses                    (1,936,754)                                  (3,501,675)
                                              -------------                                -------------
    Total assets                               $137,184,782                                 $209,015,777
                                              =============                                =============
LIABILITIES(1)
Interest-bearing liabilities:
  Interest-bearing demand deposits             $ 29,419,592   $    701,495      2.38        $ 44,741,576   $  1,151,356      2.57
  Savings deposits                                6,019,141        136,809      2.27           9,499,843        232,491      2.45
  Time deposits                                  57,460,935      2,872,714      5.00         102,551,436      5,398,764      5.26
                                              -------------   ------------                  ------------   ------------
    Total interest-bearing deposits              92,899,668      3,711,018      3.99         156,792,855      6,782,611      4.33
  Other borrowed funds                            4,350,000        392,718      9.03           3,262,500        318,082      9.75
                                              -------------   ------------                  ------------   ------------
    Total interest-bearing liabilities           97,249,668      4,103,736      4.22         160,055,355      7,100,693      4.44
                                                              ------------                                 ------------

Noninterest-bearing liabilities
  Noninterest-bearing deposits                   24,750,304                                   31,450,099
  Other liabilities                               4,062,345                                    4,698,128
                                              -------------                                -------------
    Total liabilities                           126,062,317                                  196,203,582

Shareholders' equity                             11,122,465                                   12,812,195
                                              -------------                                -------------
Total liabilities and equity                   $137,184,782                                 $209,015,777
                                              =============                                =============
Net interest income                                           $  5,808,216                                 $  9,350,199
                                                              ============                                 ============
Net interest spread                                                             4.28%                                        4.55%
                                                                                =====                                        =====
Net interest margin                                                             4.98%                                        5.11%
                                                                                =====                                =====

                                              Year ended December 31, 1997
                                          -------------------------------------
                                                         Interest
                                          Average        Income/        Average
                                          Balance        Expense        Rate
                                          -------        --------       -------

ASSETS(1)
Interest-earning assets:
  Interest-bearing deposits and federal
    funds sold                            $ 10,186,144   $    535,108     5.25%
  Securities(2)                             35,693,396      2,300,527     6.45
  Loans(3)                                 103,321,220     11,107,030    10.75
  Medical claims receivables(3)              9,044,262      1,477,510    16.34
                                          ------------   ------------
    Total interest-earning assets          158,245,022     15,420,175     9.74

 Noninterest-earning assets:
  Cash and due from banks                    5,943,102
  Premises and equipment                     3,865,966
  Accrued interest receivable                  951,155
  Other real estate owned                      259,828
  Other assets                               7,296,715
  Allowance for credit losses               (1,655,993)
                                          ------------
    Total assets                          $174,905,795
                                          ============
LIABILITIES(1)
Interest-bearing liabilities:
  Interest-bearing demand deposits        $ 38,109,284      1,046,696     2.75
  Savings deposits                           7,846,458        189,443     2.41
  Time deposits                             86,156,027      4,513,659     5.24
                                          ------------   ------------
    Total interest-bearing deposits        132,111,769      5,749,798     4.35
  Other borrowed funds                              --             --       --
                                          ------------   ------------
    Total interest-bearing liabilities     132,111,769      5,749,798     4.35
                                                         ------------

Noninterest-bearing liabilities
  Noninterest-bearing deposits              22,420,160
  Other liabilities                          2,009,672
                                          ------------
    Total liabilities                      156,541,601

Shareholders' equity                        18,364,194
                                          ------------
Total liabilities and equity              $174,905,795
                                          ============
Net interest income                                      $  9,670,377
                                                         ============
Net interest spread                                                       5.39%
                                                                          =====
Net interest margin                                                       6.11%
                                                                          =====

(1)	Average balances and interest income/expense items include
        the accounts of TexStar from the date of its acquisition on April 1, 1998 and exclude the Chester, Kennard, Lufkin and Wells branches and the Waxahachie and Midlothian branches from the dates of their respective disposition on October 16, 1998 and June 30, 1999.

(2)	Average balance includes unrealized gains and losses while
        yield is based on amortized cost. Interest on tax-exempt securities is reported on historical basis without tax-equivalent adjustment. Interest on tax-exempt securities on a tax equivalent basis was $100,000 in 1999, $287,000 in 1998 and $479,000 in 1997.

(3)	Calculated net of deferred loan fees and costs and unearned
        interest.

        The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in volume (multiplied by prior year rate); (2) changes in rate (multiplied by prior year volume); and (3) total changes in rate and volume. The combined effects of changes in both volume and rate, that are not separately identified, have been allocated proportionately to the change due to volume and change due to rate:


                                      1999 Compared to 1998                1998 Compared to 1997
                                       Increase/(Decrease)                  Increase/(Decrease)
                               -----------------------------------          ---------------------------
                                Change        Change                          Change        Change
                                Due to        Due to        Total             Due to        Due to        Total
                                Volume        Rate          Change            Volume        Rate          Change
                                ------        ------        ------            ------        ------        ------

Interest Income:
  Interest-bearing deposits and
    federal funds sold          $  (857,050)  $  (195,205)  $(1,052,255)      $ 1,158,708   $    30,992   $ 1,189,700
  Securities                       (718,477)     (116,595)     (835,072)         (218,585)      (92,524)     (311,109)
  Loans                          (3,245,720)     (425,752)   (3,671,472)        1,311,396      (725,829)      585,567
  Medical claims receivables     (1,041,786)       61,645      (980,141)       (1,196,480)      763,039      (433,441)
                                -----------   -----------   -----------       -----------   -----------   -----------
    Total interest income        (5,863,033)     (675,907)   (6,538,940)        1,055,039       (24,322)    1,030,717

Interest Expense:
  Interest-bearing demand
    deposits                       (370,454)      (79,407)     (449,861)          173,728       (69,068)      104,660
  Savings deposits                  (80,101)      (15,581)      (95,682)           40,430         2,618        43,048
  Time deposits                  (2,266,541)     (259,509)   (2,526,050)          863,023        22,082       885,105
                                -----------   -----------   -----------       -----------   -----------   -----------
    Total deposits               (2,717,096)     (354,497)   (3,071,593)        1,077,181       (44,368)    1,032,813

  Other borrowed funds               99,605       (24,969)       74,636           318,082            --       318,082
                                -----------   -----------   -----------       -----------   -----------   -----------
    Total interest expense       (2,617,491)     (379,466)   (2,996,957)        1,395,263       (44,368)    1,350,895
                                -----------   -----------   -----------       -----------   -----------   -----------
      Net interest margin       $(3,245,542)  $  (296,441)  $(3,541,983)      $  (340,224)  $    20,046   $ (320,178)
                                ===========   ===========   ===========       ===========   ===========   ==========

Asset and Liability Management and Market Risk

        The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. Interest rate risk is the risk that the Company's financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Company places great importance on monitoring and controlling interest rate risk.

        There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a gap analysis. As discussed above in management's analysis of net interest income, the gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the gap in order to achieve consistent return.
The Company's asset and liability management policy is to maintain a gap position whereby the ratio of rate sensitive assets to rate sensitive liabilities is between 60.0% and 140.0% on a one-year time horizon. As of December 31, 1999 the Company's ratio of rate sensitive assets to rate sensitive liabilities was 79.4% on a one-year time horizon. One strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. Currently, $22.0 million, or 46.7%, of the Company's non-IPF loan portfolio reprices on a regular basis, while almost all of the Company's $20.6 million in fixed-rate IPF loans were originated with original maturities of nine months or less. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

        In addition to the gap analysis, management measures the Company's interest rate risk by computing estimated changes in net interest income and the "net portfolio value" ("NPV") of its cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. The Company's senior management and the Board of Directors review the exposure to interest rates at least quarterly. Exposure to interest rate risk is measured with the use of an interest rate sensitivity analysis to determine the change in NPV in the event of hypothetical changes in interest rates, while the gap analysis is used to determine the repricing characteristics of assets and liabilities.

        NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities, with adjustments made for off-balance sheet items. The application of the methodology attempts to quantify interest rate risk as the change in the NPV that would result from theoretical 100, 200 and 300 basis point (1 basis point equals 0.01%) changes in market interest rates. Both increases and decreases in market interest rates are considered.

        The following table presents, as of December 31, 1999 and 1998, an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100, 200 and 300 basis points in market interest rates.


                                  1999                               1999
                     -----------------------------      -----------------------------
Change in               $ Amount        % Change           $ Amount        % Change
Interest Rate             of NPV          in NPV             of NPV          in NPV
-------------           --------        --------           --------        ---------

+ 300 bp                $ 9,438,000     (16.65)%           $11,497,000       (1.87)%
+ 200 bp                 10,068,000     (11.08)%            11,570,000       (1.25)%
+ 100 bp                 10,709,000      (5.42)%            11,606,000       (0.93)%

  Base                   11,323,000           --            11,716,000            --

- 100 bp                 12,006,000        6.03%            11,789,000         0.62%
- 200 bp                 12,256,000        8.24%            11,862,000         1.25%
- 300 bp                 12,308,000        8.70%            11,936,000         1.88%

        As illustrated in the table, NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as interest rates rise, borrowers do not prepay variable-rate loans which reprice less frequently than on an annual basis, variable-rate loans with interest rate adjustment caps and fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, the amount of interest the Company would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest the Company would pay on its deposits would increase rapidly because the Company's deposits generally have shorter periods to repricing.

        Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

        As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making risk calculations.

Liquidity

        Liquidity is the ability of the Company to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered by the Company to its customers. The Company's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Company also has the ability to borrow from the FHLB, subject to regulatory approval under the Formal Agreement. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

        Cash and cash equivalents decreased $24.3 million, or 71.3%, from $34.1 million at December 31, 1998 to $9.8 million at December 31, 1999. The decrease is primarily the result of the use of such funds to finance the sale of the branches in June 1999. Cash and cash equivalents represented 9.4% of total assets at December 31, 1999 compared to 19.5% of total assets at December 31, 1998. Subject to regulatory approval under the Formal Agreement with the OCC, the Company has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

        As summarized in the Consolidated Statements of Cash Flows, the most significant transactions which affected the Company's level of cash and cash equivalents, cash flows and liquidity during 1999 were the net cash paid in the sale of the branches of $25.2 million, the net decrease in loans of $16.6 million;
the receipt of proceeds from sales, maturities and repayments of securities of $22.8 million; securities purchases of $11.5 million and the net decrease in deposits of $24.8 million.

        On a stand-alone basis, the Holding Company had $5,000 in cash on hand as of December 31, 1999. The liquidity of the Holding Company and its ability to meet its cash obligations depends substantially on its receipt of dividends from the Bank, which are limited by banking statutes and regulations and the Formal Agreement, discussed below.

Capital Resources

        Total shareholders' equity decreased $393,000 primarily due to the after-tax impact of unrealized losses on securities available for sale in excess of current earnings retained and proceeds from common stock issued.

        The Holding Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk based capital ratios that measure the amount of an institutions capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier 1 and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier 1 capital is shareholders' equity excluding the unrealized gain or loss securities classified as available for sale and intangible assets. Tier 2 capital, or total capital, includes Tier 1 capital plus the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Company's total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier 1 leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier
1 capital divided by adjusted total assets for the most recent quarter.

        As discussed above, the Bank is subject to more stringent capital requirements under the Formal Agreement. Under the Formal Agreement, the Bank was required to achieve, by March 31, 1999, a total risk-based capital ratio of at least 12% and a leverage ratio of at least 7.5%. As of December 31, 1999 the Bank was required to achieve a total risk-based capital ratio of at least 14%. At December 31, 1998 the Bank had total risk-based capital of 10.24% of risk weighted assets and Tier I leverage capital of 5.64% of adjusted total assets. The Bank failed to achieve the capital levels and the ratios required by the Formal Agreement by March 31, 1999. The Bank submitted a request to the OCC for an extension from March 31, 1999 to September 30, 1999 to meet the capital requirements of the Formal Agreement. The OCC granted the extension and the Bank achieved the required levels of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999.

        The table below sets forth consolidated and Bank-only actual capital levels in addition to the capital requirements under the Formal Agreement and prompt corrective action regulations.

                                                                               Minimum Requirements
                                                                   Formal      Under Prompt Corrective
                                Actual Year-end Capital Ratios  Agreement at     Action Regulations
                                ------------------------------   December 31,  ------------------------
                                                    Unaudited       1999       Adequately      Well
                                     1999             1998                     Capitalized  Capitalized
                                -------------  ---------------  -------------  -----------  -----------
Leverage Ratio:
  Tier I capital to average
       assets
    Consolidated                     5.38%            1.88%                       4.00%         5.00%
    Bank                             9.78%            4.14%         7.50%         4.00%         5.00%

Risk-Based Capital Ratios:
  Tier I capital to risk-
       weighted assets
    Consolidated                     7.38%            3.12%                       4.00%         6.00%
    Bank                            13.49%            6.88%         6.00%         4.00%         6.00%
  Total capital to risk-
       weighted assets
    Consolidated                    12.31%            5.92%                       8.00%        10.00%
    Bank                            14.73%            8.12%        14.00%         8.00%        10.00%


        As of December 31, 1999 the Holding Company and the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to December 31, 1999 that would change the Holding Company's or the Bank's capital category.

        The Holding Company is without significant assets other than its ownership of all the common stock of the Bank and is entirely dependent upon dividends received from the Bank in order to meet its cash obligations, including debt service on the Notes. Under the Formal Agreement the Bank is currently precluded from declaring and paying any dividends without prior OCC approval.

        On November 9, 1999 the OCC approved a $262,000 reduction of the Bank's surplus, the proceeds of which were upstreamed to the Holding Company, which, together with a $60,000 capital contribution by certain officers and directors of the Holding Company and a $139,000 federal income tax payment by the Bank to the Holding Company, was sufficient to enable the Holding
Company to meet its September 30, 1999 interest obligations under the Notes and to pay certain other operating expenses.

Additionally, on March 28, 2000 the OCC approved another reduction in the Bank's surplus in the amount of $500,000 that enabled the Holding Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. No assurance can be given, however, that the OCC will continue to approve such reductions in the Bank's surplus, particularly if the Bank is unable to commence operating profitably in the near future. On April 26, 2000 certain members of the Holding Company's Board of Directors guaranteed to personally loan the Company up to $200,000, if necessary, to enable the Holding Company to meet its cash obligations in 2000.

Stockholders' Rights Agreement

        Pursuant to the Rights Agreement dated June 17, 1997 between the Holding Company and Securities Transfer Corporation, as rights agent, the Holding Company declared a dividend of one common stock purchase right (a "Right") for each outstanding share of common stock, $0.01 par value, of the Holding Company (the "Common Stock Purchase Plan") to stockholders of record at the close of business on June 6, 1997.

        Each Right initially entitles stockholders to buy one share of common stock at an exercise price of $50.00 (the "Purchase Price"). The Rights will be exercisable only if a person or group acquires 15% or more of the common stock or announces a tender offer the consummation of which would result in ownership by such person or group of 15% or more of the common stock. The Holding Company will be entitled to redeem the Rights at $0.0001 per Right at any time prior to the tenth day after a person or group acquires 15% or more of the common stock, other than pursuant to a transaction approved by the Holding Company's
Board of Directors. The Rights are redeemable even after a 15% or more acquisition, if the Board so determines, in connection with a merger of the Holding Company with a "white knight" and under other circumstances.

        In the event of a 15% or more acquisition, each Right will entitle its holder to purchase that number of shares of common stock equal to the result obtained by dividing the Purchase
Price by 50% of the then current market price of the common stock.

        If the Holding Company, or any subsidiary of the Holding Company, is acquired in a merger or other business combination transaction in which the common stock is exchanged or changed, or 50% or more of the Holding Company's assets or earning power are sold, each Right will entitle its holder to purchase that number of shares of common stock of the surviving or acquiring entity equal to the result obtained by dividing the Purchase Price by 50% of the then current market price of the common stock of the surviving or acquiring entity.

Year 2000 Preparedness

        The Company successfully completed its Year 2000 changeover without any problems in its core business processes. The
Company has confirmed normal business operations across all products and markets on a sustained basis.

        While management believes it is unlikely, problems associated with non-compliant third parties could still occur. Management will continue to monitor all business processes and relationships with third parties during 2000 to ensure that all processes continue to function properly.

        Actual costs of the Company's Year 2000 conversion project, including equipment replacement or upgrade, vendor payments, customer communications and education, totaled $24,000, of which $13,000 was expended in 1999.

Recent Accounting Pronouncements

        Beginning January 1, 2001 a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This standard is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

Impact of Inflation and Changing Prices

        The consolidated financial statements and notes included herein have been prepared in accordance with generally accepted accounting principles ("GAAP"). Presently GAAP requires the Company to measure financial position and operating results primarily in terms of historic dollars. Changes in the relative value of money due to inflation or recession are generally not considered. The primary effect of inflation on the operations of the Company is reflected in increased operating costs.

        Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant effect on the performance of a financial institution than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Interest rates are highly sensitive to many factors that are beyond the control of the Company, including the influence of domestic and foreign economic conditions and the monetary and fiscal policies of the United States government and federal agencies, particularly the FRB. The FRB implements national monetary policy such as seeking to curb inflation and combat recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing by banks, and establishment of reserve requirements against bank deposits. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and affect the interest rates charged on loans and paid on deposits. The nature, timing and impact of any future changes in federal monetary and fiscal policies on the Company and its results of operations are not predictable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK.

        This information is included under the heading "Asset and Liability Management and Market Risk" included in "Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations."

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements and supplementary data required to be included pursuant to Item 8 are set forth in Item 14 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT-
        ING AND FINANCIAL DISCLOSURE.

	The information required by this Item 9 has been previously reported in the Company's Current Report on Form 8-K/A
(Amendment No. 1) dated June 3, 1999, and is expressly incorporated herein by reference.

                                  PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The bylaws of the Company provide that the Board shall consist of such number of directors as shall be determined by resolution of the Board. By a resolution adopted by the Board on May 1, 2000, the number of directors comprising the Board was set at eight (8). Each member of the Board of Directors is elected for a one-year term to serve until his or her successor is elected and qualified. Each executive officer is appointed by the Board of Directors to serve until the first meeting of directors after the next annual meeting of stockholders.

        The following table sets forth certain information relating to the directors and executive officers of the Company as of May
1, 2000:

        Name            Age             Position

Charles M. Ireland      52      Chairman of the Board, Chief Executive
                                Officer and Director

Lloyd W. Butts          59      President and Director

John D. Blackmon        55      Senior Vice President, Chief Financial
                                Officer and Secretary

Richard N. Abrams       58      Director

William B. Byrd         68      Director

Margaret E. Holland     47      Director

Michael L. Milam        47      Director

Garrett Morris          84      Director

Cullen W. Turner        59      Director

        The business experience of each of these directors and executive officers during the past five (5) years is set forth below:

        Charles M. Ireland has served as Chairman of the Board and Chief Executive Officer of the Company since September 1999, and has served as a director of the Company since August 1999. Mr. Ireland has also served as President of the Bank since July
1999, and has served as a director of the Bank since August
1999. He was previously employed by Landmark Bank from August 1997 to July 1999, most recently as Senior Vice President/Senior Lender in its Denison, Texas banking facility. From December
1985 to July 1997 Mr. Ireland served as a Senior Vice President of NationsBank, Texas N.A.

	Lloyd W. Butts has served as President and as a director of the Company since September 1999. Mr. Butts has also served as Vice Chairman and as a director of the Bank since September
1999. He previously served as Senior Vice President of the Bank from December 1994 to September 1999. Mr. Butts was previously President, Chief Executive Officer and a director of First
National Bank, Whitesboro, Texas from its formation in 1984 until its merger with and into the Bank in December 1994.

	John D. Blackmon has served as Senior Vice President, Chief Financial Officer and Secretary of the Company since June 1999.
He previously served as Controller of Jimco Sales &
Manufacturing, Inc. from April 1997 to May 1999; as Vice
President and Chief Financial Officer of International Marketing Specialists, Inc. from April 1995 to April 1997; and as Vice President and Controller of Summit Bancshares, Inc., a publicly-traded bank holding company, from June 1984 to October 1994.

	Richard N. Abrams has served as a director of the Company since May 2000. He has served as Chairman of the Board and Chief Executive Officer of Funeral Financial Systems, Ltd. (a factor to the funeral industry) since August 1985 and of Executive Offices, Ltd. (a shared office building) since October 1986, and as Chairman of the Board of Funeraleasing, Ltd. (a leasing company for the funeral industry) since December 1998 and of EZFunerals.net (a business to business internet company) since February 2000. Mr. Abrams is a certified public accountant. Mr. Abrams has served as a director of the Bank since March 2000.

        William B. Byrd has served as a director of the Company since April 1993. He has been involved in personal investment activities, real estate brokerage and management, and ranching for the past five years. Mr. Byrd has served as a director of the Bank since January 1994.

        Margaret E. Holland has served as a director of the Company since September 1997. She has been a partner in the law firm of Holland, Johns & Schwartz, L.L.P. (formerly Tracy & Holland,
L.L.P.) since October 1992. Ms. Holland has served as a director of the Bank since September 1997.

        Michael L. Milam has served as a director of the Company since May 1994. He has been president of Dallas Fire Insurance
Company, a licensed Texas stock insurance company, since
December 1988. Mr. Milam has served as a director of the Bank since May 1994.

        Garrett Morris has served as a director of the Company since May 1994. He has been a member of the law firm of Morris and Schieffer since 1989. Mr. Morris has served as a director of the Bank since May 1994.

        Cullen W. Turner has served as a director of the Company since March 1987. He has been involved in personal investment activities for the past five years. Mr. Turner has served as a director of the Bank since December 1993.

        No family relationships exist among the executive officers and directors of the Company.

        No director presently holds any other directorships in companies with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 of that act.

Compliance With Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than ten percent (10%) of the Common Stock to file with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange ("AMEX") (until April 3, 2000, on which date the Company's Common Stock was delisted from trading on AMEX) initial reports of ownership and reports of changes in ownership of the Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file with the SEC.

        Based solely on the Company's review of the copies of such forms it has received during the year, the Company believes that during the year ended December 31, 1999, all the Company's directors, executive officers and holders of more than ten percent (10%) of the Common Stock complied with all Section
16(a) filing requirements except for the late filing by Lloyd W. Butts and Charles M. Ireland of their initial reports on Form 3. To the best knowledge of management of the Company, during fiscal year 1999 no director, officer or ten percent (10%) beneficial owner of Common Stock of the Company failed to file with the SEC and AMEX any required reports on Form 3, 4 or 5 regarding transactions in securities of the Company.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

        The following table provides certain summary information concerning compensation paid or accrued by the Company and the Bank to or on behalf of each individual who served as the Company's Chairman of the Board and Chief Executive Officer during the Company's last fiscal year and the one other most highly compensated executive officer of the Company (determined as of the end of the last fiscal year) (hereinafter referred to as the "named executive officers") for the fiscal years ended December 31, 1999, 1998 and 1997:


                                   SUMMARY COMPENSATION TABLE
                                      Annual Compensation

   Name and                                                             All Other
Principal Position                Year    Salary($)(1)    Bonus($)    Compensation
                                                                        ($)(2)
-------------------------------------------------------------------------------------
Bobby W. Hackler                  1999     $  14,073       $0         $ 130,038(4)
Chairman of the Board and         1998     $ 137,800       $0         $   2,500
Chief Executive Officer of the    1997     $ 123,301       $0         $   2,318
Company; Chairman of the Board,
Chief Executive Officer and
President of the Bank (3)

C. Jack Bean                      1999     $  85,300       $0         $  22,693(6)
Chairman of the Board and Chief   1998     $ 121,667       $0         $  30,700(7)
Executive Officer of the          1997     $ 157,200       $0         $   2,318
Company; Chairman of the Board
of the Bank (5)

Robert L. Bintliff                1999     $  37,000       $0         $   1,988(9)
Vice Chairman, Chief Executive
Officer and Chief Financial
Officer of the Company; Chief
Executive Officer and Chief
Financial Officer of the Bank (8)

Charles M. Ireland                1999     $  44,250       $  20,000  $   3,000(11)
Chairman of the Board and Chief
Executive Officer of the
Company; President and Chief
Executive Officer of the
Bank (10)

Lloyd W. Butts                    1999     $ 109,150       $   5,000  $  13,075(13)
President the Company;
Vice Chairman of the Bank (12)


(1)	Includes salary and directors' fees paid by the Bank,
        before any salary reduction for contributions to the Bank's Savings Plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code").

(2)	The amounts shown in this column consist of matching
        contributions under the Bank's Savings Plan under Section 401(k) of the Code, which was adopted by the Bank in 1993, unless otherwise indicated.

(3)	Mr. Hackler served as Vice Chairman and Chief
        Operating Officer of the Company and as Vice Chairman, President and Chief Executive Officer of the Bank until August 1998, when he was elected to the positions indicated in the table upon Mr. Bean's retirement. Mr. Hackler resigned these positions in February 1999.

(4)	Includes $129,750 representing payment in full under
        the Executive Deferred Compensation Agreement between the
        Company and Mr. Hackler.

(5)	Mr. Bean served in these positions from 1988 to August
        1998 and from February 1999 to September 1999.

(6) Includes $19,287 paid as compensation and $3,406 paid as reimbursement of medical expenses to Mr. Bean under the Post Retirement Services Agreement.

(7)	Includes $1,200 for a matching contribution under the
        Bank's Savings Plan under Section 401(k) of the Code and $29,500 representing the fair market value of an automobile gifted to Mr. Bean by the Bank upon his retirement.

(8)	Mr. Bintliff became an employee of the Company in
        February 1999 and served in these positions from May 1999 to June 1999.

(9)	Represents $1,500 for an automobile allowance and $488
        for club membership.

(10)	Mr. Ireland became an employee of the Company in July
        1999 and was elected to these positions in September 1999.

(11)	Represents $3,000 for an automobile allowance.

(12)	Mr. Butts became an employee of the Company in
        December 1994 and was elected to these positions in September
        1999.

(13)	Includes $10,650 for an automobile allowance.

Stock Option Plans

        Option Grants. The following table provides information on stock options granted in fiscal year 1999 to the named executive officers:


                            OPTION GRANTS IN FISCAL YEAR 1999(1)

                                                                               Potential
                                                                             Realizable Value
                                 Individual Grants                           at Assumed Annual
                                                                             Rates of Stock
                                                                             Price Appreciation
                                                                             for Option Term
------------------------------------------------------------------------------------------------
                     Number of     Percent
                     Securities    of Total
                     Underlying     Options       Exercise
                      Options      Granted to     or Base
                      Granted     Employees in      Price     Expiration
 Name                  (#)        Fiscal Year     ($/Sh)(2)     Date         5%($)(3)     10%($)(3)
---------------------------------------------------------------------------------------------------
Bobby W. Hackler            0           0         $0             n/a           n/a          n/a

C. Jack Bean            2,000(4)     0.30%        $2.125        01-04-09       $  2,673     $  6,773
                      100,000       14.77%        $1.3125       04-21-09       $ 82,542     $209,179

Robert L. Bintliff    100,000       14.77%        $1.3125        n/a           n/a          n/a

Charles M. Ireland    100,000       14.77%        $1.1875       08-24-09       $ 74,681     $189,257

Lloyd W. Butts         20,000        2.95%        $1.3125       04-21-09       $ 16,508     $ 41,836


(1)	This table reflects incentive stock options covering
        200,000 shares of Common Stock granted on April 21, 1999 under the 1998 Incentive Stock Option Plan of Surety Capital Corporation (the "1998 Plan"), incentive stock options covering 100,000 shares of Common Stock granted on August 24, 1999 under the 1998 Plan, and options covering 2,000 shares of Common Stock granted on January 4, 1999 under the 1996 Stock Option Plan for Directors (the "1996 Plan") to the named executive officers.
        The 100,000 options granted to Mr. Bintliff terminated on June 24, 1999, the date of termination of Mr. Bintliff's employment with the Company and the Bank. Of the remaining options granted under the 1998 Plan, 100,000 vested on the date of grant and 100,000 will vest one-third one year from the date of grant, two-thirds two years from the date of grant, and one hundred percent (100%) three years from the date of grant. The options granted under the 1996 Plan vested in full one year from the date of grant. The options have been granted for a term of ten years, subject to earlier termination upon the occurrence of certain events related to termination of employment.

(2)	Based on 100% of the fair market value of the shares
        underlying options on the date of grant.

(3) The dollar amounts under these columns are the result of calculations of the potential realizable value under the 5% and 10% rates set by the Securities and Exchange Commission. The assumed appreciation rates of 5% and 10% (compounded annually on the $2.125, $1.3125 and $1.1875 market value at the date of grant) from the date of grant are not intended to forecast possible future appreciation, if any, of the Company's stock price. These amounts show potential realizable value of the options at the end of the ten year term.

(4)	These options were granted on January 4, 1999 under
        the 1996 Plan for Directors when Mr. Bean was not employed by the Company or the Bank.

        Option Exercises and Holdings. The following table provides information with respect to the named executive officers concerning the exercise of incentive stock options during the last fiscal year and unexercised incentive stock options held as of the end of the last fiscal year under the Stock Option Plans:


                        AGGREGATED OPTION EXERCISES
                           IN LAST FISCAL YEAR
                         AND FY-END OPTION VALUES

                                                                        Value of
                                                  Number of             Unexercised
                                                 Unexercised            In-The-Money
                                                  Options at             Options at
                                                  FY-End (#)              FY-End ($)
                                                 ___________________________________


                      Shares            Value
                      Acquired         Realized   Exercisable/          Exercisable/
Name                  on Exercise (#)   ($)(1)    Unexercisable         Unexercisable
---------------------------------------------------------------------------------------
Bobby W. Hackler          0               $0      75,000 / 50,000          $0 / $0

C. Jack Bean              0               $0           0 / 2,000           $0 / $0
                                                 100,000 / 0               $0 / $0
                                                  50,000 / 50,000          $0 / $0

Robert L. Bintliff        0               $0           0 / 0               $0 / $0

Charles M. Ireland        0               $0           0 / 100,000         $0 / $0

Lloyd W. Butts            0               $0           0 / 20,000          $0 / $0

(1)	No incentive stock options were exercised in 1999 by
        the named executive officers.

(2)	Market value of underlying securities as of the fiscal
        year end ($0.75), minus the exercise or base price. This price was in effect on November 8, 1999 when AMEX halted trading in the Company's Common Stock.

Compensation of Directors

        In February 1997 the Company began to hold combined meetings of the Board and the Bank Board. In January and February 1999 the Bank paid each director $1,000, and effective March 1, 1999 the Bank pays each director $500 for attendance at each combined meeting. The total amount paid as directors' fees in the fiscal year ended December 31, 1999 was $72,000.

        The Company has adopted the 1996 Stock Option Plan for Directors (the "1996 Directors Plan") and the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1997 Directors Plan"). Under the 1996 and 1997 Directors Plans an aggregate of 250,000 shares of Common Stock of the Company were set aside for issuance pursuant to the exercise of options granted thereunder, of which 200,000 shares are subject to outstanding options and 44,000 shares remain available for grant. The 1996 Directors Plan is a formula plan pursuant to which annual options are automatically granted to directors of the Company who are not employees of the Company or the Bank at fair market value. All options under the 1996 Directors Plan are non-qualified stock options, and vest one year following the date of grant. On the first business day of calendar each year, each non-employee director is automatically granted an option to purchase 2,000 shares of Common Stock of the Company at 100% of fair market value on the grant date. In 1999 each non-employee director of the Company received an option to purchase 2,000 shares of Common Stock of the Company at an exercise price of $2.125 per share. The 1997 Directors Plan provides for the one time grant of 25,000 non-qualified stock options to directors of the Company who were not employees of the Company or the Bank at fair market value. In 1997 each non-employee director of the Company received an option to purchase 25,000 shares of Common Stock of the Company at exercise prices ranging from $4.18 to $5.375 per share. These options vest over five years.

Termination of Employment and Change in Control Agreements

        The Company has entered into termination of employment and change in control agreements with certain of its executive officers, as more fully described below. While these agreements were not adopted to deter takeovers, they may have an incidental anti-takeover effect by making it more expensive for a bidder to acquire control of the Company.

        Change in Control Agreements. The Company and the Bank have entered into change in control agreements with the following executive officers of the Company and of the Bank:
Charles M. Ireland, Lloyd W. Butts and John D. Blackmon. The change in control agreements provide for the payment under certain circumstances of benefits to these officers in the event of a change in control of the Company followed by the termination of employment of the officers. A "change in control" is deemed to have occurred if (i) any person becomes the beneficial owner, directly or indirectly, of fifteen percent (15%) or more of the Common Stock of the Company; or (ii) during any period of two (2) consecutive years during the term of the change in control agreements, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least a majority of the directors then in office who were directors at the beginning of the period; or
(iii) a merger or consolidation occurs in which the Company is a party, whether or not the Company is the surviving corporation, in which outstanding shares of Common Stock are converted into shares of the successor corporation or a holding company thereof representing fifty percent (50%) or less of the voting power of all capital stock thereof outstanding immediately after the merger or consolidation) or other securities (of either the Company or another company) or cash or other property; or (iv) the sale of all, or substantially all, of the Company's or Bank's assets occurs; or (v) the stockholders of the Company approve a plan of complete liquidation of the Company or the Bank.

        Under the change in control agreements, officers who, during the period commencing on the effective date of a change of control and ending two (2) years thereafter, are terminated by the Company for any reason other than for cause or who terminate their employment with the Company with good reason are entitled to receive a change in control payment at the time of such termination. The change in control payment payable under the change in control agreements may, at the election of the officers, be either in the form of a lump sum cash payment or in the form of Common Stock of the Company. The amount of the lump sum cash payment is equal to each officer's annual base salary rate as an employee of the Company and the Bank (but excluding all other compensation, such as bonuses and fringe benefits) in effect immediately before the effective date of the change in control. The stock payment consists of shares of Common Stock of the Company in an amount equal to the result obtained by dividing the cash payment the officer would otherwise be entitled to receive by the market value of the Common Stock on the effective date of the change in control.

        The change in control agreements continue in effect through December 1, 2000. On each successive December 1, the terms of the change in control agreements will be automatically extended for one (1) additional year, unless not later than by April 30 of such year the Company shall have given notice to the officers (on behalf of the Company and on behalf of the Bank) that it does not wish to extend such change in control agreements.

        Stock Option Plans. The Board has adopted the 1988, 1995 and 1998 Incentive Stock Option Plans of Surety Capital Corporation and the 1997 Non-Qualified Stock Option Plan for Officers and Key Employees of Surety Capital Corporation (the "Stock Option Plans") for officers and/or key employees of the Company. The 1988, 1995 and 1998 Stock Option Plans have been approved by the stockholders of the Company. The 1997 Stock Option Plan was adopted by the Board on January 2, 1997 and is not subject to stockholder approval. The purpose of the Stock Option Plans is to attract and retain capable employees and provide an incentive to such employees to remain in the employ of the Company.

        Options for the purchase of Common Stock under the Stock Option Plans may be granted to officers or key employees selected from time to time by the Stock Option Committee of the Board. The exercise price for any options granted pursuant to the Stock Option Plans must be at least equal to the fair market value of the Common Stock on the date the options are granted. Under the Stock Option Plans an aggregate of 1,200,000 shares of Common Stock of the Company were set aside for issuance pursuant to the exercise of options granted thereunder, of which 975,000 shares are subject to outstanding options and 67,158 shares remain available for grant. To exercise the options, grantees must pay the exercise price in cash or Common Stock, or any combination of cash and Common Stock. Options granted under the 1988, 1995 and 1998 Stock Option Plans are incentive stock options and options granted under the 1997 Stock Option Plan are non-qualified stock options.

        The Stock Option Plans contain certain "change in control" provisions designed to attract and retain valued employees of the Company and to ensure that such employees' performance is not undermined by the possibility, threat or occurrence of a change in control. The 1988 and 1995 Plans provide that in the event of a change in control of the Company (in the form of a dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation) any options granted under the plans become fully exercisable, notwithstanding any vesting schedule relating to such options to the contrary. The 1997 and 1998 Plans provide for the acceleration of any applicable vesting schedule upon a "change in control," which definition not only includes the dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation, but also the acquisition by a person or group of 20% or more of the combined voting power of the Company's capital stock or under certain circumstances a change in the constitution of the Board.

        Post Retirement Services Agreement. The Company and the Bank have entered into a post retirement services agreement with
C. Jack Bean in recognition of his activities as a founder of the Company and of his long tenure as the principal executive officer of the Company and the Bank. The purposes of the agreement are to provide Mr. Bean with compensation and benefits for certain consulting services Mr. Bean is providing to the Company and the Bank on a part-time basis after his retirement as a full-time employee of the Company on August 31, 1998. Upon Mr. Bean's retirement the Company (to the extent of 25% thereof) and the Bank (to the extent of 75% thereof) began making payments to Mr. Bean in the amount of $53,825 per year, in addition to providing certain other benefits, including health insurance coverage and reimbursement for certain expenses incurred in connection with his post retirement consulting services to the Company and the Bank.

        If the Company or the Bank defaults in the performance of any provisions of the agreement or the occurrence of a change in control of the Company, the Company (to the extent of 25% thereof) and the Bank (to the extent of 75% thereof) will pay
Mr. Bean an accelerated payment calculated as follows: (1) the annual payment will be equal to the discounted present value of $53,825 per year for the number of years equal to eighty-five
(85) minus Mr. Bean's age at the time of the default or change in control, and (2) the insurance coverage payment will be equal to the insurance cost times the number of years equal to eighty-five (85) minus Mr. Bean's age at the time of the default or change in control. The discount interest rate for purposes of clause (a) in the preceding sentence will be five percent (5%) per year; the insurance cost for purposes of clause (b) in the preceding sentence will be the cost of the coverage and reimbursement provided in the immediately preceding twelve (12) calendar month period.

        A "change in control" for purposes of the agreement is deemed to occur if (1) any person becomes the beneficial owner, directly or indirectly, of securities of the Company representing twenty percent (20%) or more of the combined voting power of the Company's then outstanding voting securities; (2) during any period of two consecutive years during the term of the agreement, individuals who at the beginning of such period constitute the Company's Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds (2/3rds) of the directors then in office who were directors at the beginning of the period; (3) the Company sells or otherwise transfers more than fifty percent (50%) of the voting control of the Bank; or (4) there is a sale of substantially all of the assets of the Bank.

Compensation Committee Interlocks and Insider Participation

        The Company and the Bank currently have a joint Compensation Committee. The members of the Compensation Committee are William B. Byrd, Cullen W. Turner, and Margaret E. Holland, who serves as chairman, none of whom are or have been employees of the Company or the Bank. Margaret E. Holland is a partner in the law firm of Holland, Johns & Schwartz, L.L.P. (formerly Tracy & Holland, L.L.P.). During 1999 the Company paid $119,046.50 for legal services to such firm.

Compensation Committee Report on Executive Compensation

        The named executive officers of the Company receive no salary or fees from the Company. All compensation paid to the named executive officers is paid by the Bank, and the Compensation Committee is responsible for determining these salaries. The Compensation Committee is also responsible for reviewing performance and awarding stock options to the executive officers and key employees of the Company.

        The Compensation Committee regularly monitors the performance of the executive officers through its review of the Bank's performance. The Compensation Committee establishes and approves executive compensation as part of its annual budgeting process. Base salaries for 1999 for the named executive officers were based upon a review of comparable positions in the banking industry. The Federal Reserve Bank's Eleventh District survey of salaries was the primary source used for such comparison. Also, individual performance of each named executive officer was considered in determining compensation. The Compensation Committee may also, in its discretion, award bonuses to executive officers based upon individual and corporate performance. Based on the loss recorded for 1999, the Compensation Committee voted to not award bonuses to the named executive officers for 1999. In connection with the employment of Messrs. Bintliff, Bean (who had previously retired) and Ireland, the Compensation Committee recommended stock option grants to each of such individuals (100,000 shares of Common Stock per grant). (See "Item 11. Executive Compensation - Stock Option Plans: Option Grants.")

        A significant portion of the Company's and the Bank's executive compensation is linked directly to individual and corporate performance. The Compensation Committee will continue to review all elements of executive compensation to ensure that the total compensation program, and each element thereof, meets the Company's objectives and philosophy.

                                Compensation Committee of
                                Surety Capital Corporation and
                                Surety Bank, National Association

                                Margaret E. Holland, Chairman
                                William B. Byrd
                                Cullen W. Turner




Performance Graph

	The following graph compares the cumulative total stockholder return on the Common Stock of the Company with that of the MG Industry Group 415 - Regional-Southwest Banks Index, a bank stock index published by Media General Financial Services, Inc., and the American Stock Exchange Index, a broad market index published by the American Stock Exchange. The comparison for each of the periods assumes that $100 was invested on December 31, 1994 in each of the Common Stock of the Company, the stocks included in the MG Industry Group 415 - Regional-Southwest Banks Index, and the stocks included in the American Stock Exchange Index. These indexes, which reflect formulas for dividend reinvestment and weighting of individual stocks, do not necessarily reflect returns that could be achieved by individual investors.


        COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
        AMONG THE COMPANY, THE MG INDUSTRY GROUP 415 -
                REGIONAL-SOUTHWEST BANKS INDEX,
           AND THE AMERICAN STOCK EXCHANGE INDEX


                             1994       1995      1996      1997      1998      1999
Company                   $100.00    $112.00   $130.00   $224.00   $ 64.00   $ 24.00
MG Industry Group 41      $100.00    $139.63   $175.54   $278.51   $245.03   $220.65
American Stock Exchange   $100.00    $128.90   $136.01   $163.66   $161.44   $201.27

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

By Management


        The following table shows beneficial ownership of shares of Common Stock of the Company by all current directors and executive officers of the Company named in "Item 11. Executive
Compensation" individually, and together with all current executive officers of the Company as a group, as of May 1, 2000:

------------------------------------------------------------
                           Amount and
   Name of Individual      Nature of
    or Number of           Beneficial           Percent
   Persons In Group        Ownership (1)       of Class (2)
------------------------------------------------------------
Charles M. Ireland      11,250 shares (3)       *
Lloyd W. Butts          15,750 shares (4)       *
John D. Blackmon	2,000 shares (5)	*
Richard N. Abrams	516,800 shares (6)	8.77%
William B. Byrd         43,050 shares (7)       *
Margaret E. Holland	30,500 shares (8)	*
Michael L. Milam	76,250 shares (9)	1.29%
Garrett Morris          50,750 shares (10)      *
Cullen W. Turner	186,600 shares (11)	3.15%
All directors and
executive officers as
a group (8 persons)	932,950 shares (12)	15.55%

*	Less than 1% of all the issued and outstanding shares of
        Common Stock.

(1)	Based on information furnished by persons named and,
        except as otherwise indicated below, each person has sole voting and dispositive power with respect to all shares of Common Stock owned by such person.

(2)	Based on 5,895,235 shares of Common Stock issued and
        outstanding at May 1, 2000, as adjusted for shares convertible or exercisable within sixty (60) days which are deemed
        outstanding for a specific stockholder pursuant to Rule 13d-
        3(d)(1) under the Securities Exchange Act of 1934.

(3)	Includes 11,250 shares of Common Stock owned of
        record.

(4)	Includes 15,750 shares of Common Stock owned of
        record.

(5)	Includes 2,000 shares of Common Stock owned of record.

(6)	Includes 440,000 shares of Common Stock owned of
        record and 76,800 shares of Common Stock owned by Mr. Abram's son.

(7)	Includes 22,050 shares of Common Stock owned of
        record; 6,000 shares of Common Stock which Mr. Byrd has the right to acquire within sixty (60) days from the date hereof pursuant to options granted to him under the 1996 Stock Option
        Plan for Directors of the Company; and 15,000 shares of Common
        Stock which Mr. Byrd has the right to acquire within sixty (60)
        days from the date hereof pursuant to options granted to him under the 1997 Non-Qualified Stock Option Plan for Non-Employee
        Directors of the Company.  (See "Item 11. Executive Compensation
        - Compensation of Directors.")


(8)	Includes 11,500 shares of Common Stock owned of
        record; 4,000 shares of Common Stock which Ms. Holland has the right to acquire within sixty (60) days from the date hereof pursuant to options granted to her under the 1996 Stock Option
        Plan for Directors of the Company; and 15,000 shares of Common
        Stock which Ms. Holland has the right to acquire within sixty
        (60) days from the date hereof pursuant to options granted to her under the 1997 Non-Qualified Stock Option Plan for Non-
        Employee Directors of the Company.  (See "Item 11. Executive
        Compensation - Compensation of Directors.")

(9)	Includes 18,250 shares of Common Stock owned of
        record; 35,000 shares of Common Stock held by Dallas Fire
        Insurance Company, which is a wholly-owned subsidiary of a corporation in which Mr. Milam has a 50% ownership interest;
        8,000 shares of Common Stock which Mr. Milam has the right to acquire within sixty (60) days from the date hereof pursuant to options granted to him under the 1996 Stock Option Plan for
        Directors of the Company; and 15,000 shares of Common Stock which Mr. Milam has the right to acquire within sixty (60) days from the date hereof pursuant to options granted to him under the 1997 Non-Qualified Stock Option Plan for Non-Employee
        Directors of the Company.  (See "Item 11. Executive Compensation
        - Compensation of Directors.")

(10)	Includes 31,750 shares of Common Stock owned of
        record; 4,000 shares of Common Stock which Mr. Morris has the right to acquire within sixty (60) days from the date hereof pursuant to options granted to him under the 1996 Stock Option
        Plan for Directors of the Company; and 15,000 shares of Common
        Stock which Mr. Morris has the right to acquire within sixty
        (60) days from the date hereof pursuant to options granted to him under the 1997 Non-Qualified Stock Option Plan for Non-
        Employee Directors of the Company.  (See "Item 11. Executive
        Compensation - Compensation of Directors.")

(11)	Includes 108,600 shares of Common Stock owned of
        record; 55,000 shares of Common Stock held by a trust for which
        Mr. Turner serves as trustee; 8,000 shares of Common Stock which
        Mr. Turner has the right to acquire within sixty (60) days from the date hereof pursuant to options granted to him under the
        1996 Stock Option Plan for Directors of the Company; and 15,000
        shares of Common Stock which Mr. Turner has the right to acquire within sixty (60) days from the date hereof pursuant to options granted to him under the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors of the Company.  (See "Item 11.
        Executive Compensation - Compensation of Directors.")

(12)	Includes 30,000 shares of Common Stock of the Company
        currently exercisable pursuant to the Company's 1996 Stock
        Option Plan for Directors and 75,000 shares of Common Stock of the Company currently exercisable pursuant to the Company's 1997
        Non-Qualified Stock Option Plan for Non-Employee Directors.

By Others

        The following table sets forth certain information with respect to stockholders of the Company who were known to be beneficial owners of more than five percent (5%) of the issued and outstanding shares of the Common Stock of the Company as of May 1, 2000:


Name and Address                     Amount and Nature           Percent
of Beneficial Owner              of Beneficial Ownership(1)    of Class(2)
-------------------              --------------------------    -----------
Carlson Capital, L.P.
301 Commerce Street, Suite 3300
Fort Worth, Texas  76102                519,300 shares            8.81%

Pine Capital Management, Incorporated
353 Sacramento Street, 10th Floor
San Francisco, California  94111        536,672 shares(3)         9.10%


(1)	Based on information furnished by the entities named
        and, except as otherwise indicated below, each entity has sole voting and dispositive power with respect to all shares of
        Common Stock owned by such entity.

(2)	Based on 5,895,235 shares of Common Stock issued and
        outstanding at May 1, 2000, as adjusted for shares convertible or exercisable within sixty (60) days which are deemed
        outstanding for a specific stockholder pursuant to Rule 13d-
        3(d)(1) under the Securities Exchange Act of 1934.

(3)	Pine Capital Management, Incorporated has shared
        dispositive power with its clients, none of which own over five percent (5%) of the issued and outstanding shares of the
        Company, and no voting power with respect to these shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The Certificate of Incorporation of the Company limits the liability of directors to the full extent permitted by Delaware law. The Certificate of Incorporation also provides that the Company will indemnify directors and officers to the full extent provided by Delaware law.

	On January 18, 2000 the Company and the Bank entered into indemnification agreements with all members of the Board of Directors and one executive officer. The agreements provide that in consideration of each indemnitee's service as an officer or director after the date of the agreement, the Company or the Bank will hold harmless and indemnify the indemnitee to the full extent authorized or permitted by law if he or she is made a party to or a participant in certain proceedings by reason of his or her service as director, officer, employee or agent or fiduciary of the Company or the Bank or of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise which such person is or was serving at the express written request of the Company or the Bank, as further specified in the agreements.

        From time to time, the Bank makes loans to officers, directors and principal stockholders (and their affiliates) of the Company or the Bank. All loans to such persons are made in the ordinary course of business; are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons; and do not involve more than the normal risk of collectibility or present other unfavorable features.
Additionally, the Company extends loans to various IPF customers to finance premiums related to insurance policies underwritten by Dallas Fire Insurance Company. Michael L. Milam, a director of the Company, is president of Dallas Fire Insurance Company and, as such, derives indirect benefit from these financing transactions.


        During 1999 the Company paid $119,046.50 for legal services to Holland, Johns & Schwartz, L.L.P. (formerly Tracy & Holland,
L.L.P.), a law firm in which Margaret E. Holland is a partner.
Ms. Holland is a director of the Company.

	On October 29, 1999 the Company sold $60,000 in aggregate principal amount of redeemable convertible promissory notes (the
"Notes") to certain officers and directors of the Company.  The
Notes were issued subject to redemption by the Company and convertible into shares of Common Stock of the Company at an initial conversion price of $0.50 per share. The proceeds from the sale of the Notes were used by the Company to pay in part the September 30, 1999 interest payment on the 9% Convertible
Subordinated Notes Due 2008. In addition, for each $1,000 of principal amount of Notes the holder received a warrant entitling the holder to purchase 250 shares of Common Stock at $0.01 per share (the "Warrants"). All Notes were converted and all Warrants were exercised on November 1, 1999.


                                   PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K.

(a)     Documents filed as part of Report.

        1.      Financial Statements                                    Page

	The following financial statements of the Company required to be included in Item 8 are filed under Item 14 at the page indicated:

        Report of Independent Accountants                               F-1

	Consolidated Balance Sheets at December 31, 1999 and 1998	F-2

        Consolidated Statements of Operations for the years ended
        December 31, 1999, 1998 and 1997                                F-3

        Consolidated Statements of Comprehensive Income for the years
        ended December 31, 1999, 1998 and 1997                          F-4

        Consolidated Statements of Shareholders' Equity for the years
        ended December 31, 1999, 1998 and 1997                          F-5

        Consolidated Statements of Cash Flows for the years ended
        December 31, 1999, 1998 and 1997                                F-6

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

2.02	Reorganization Agreement by and between Newell Bancshares,
        Inc.; Dan W. Brent, Jody Pearson and Joe M. Pearson; Texas Bank,
        N.A.; and Surety Capital Corporation dated July 23, 1992; and
        Agreement to Merge First State Bank with and into Texas Bank, N.A.
        under the Charter of Texas Bank, N.A. and under the Title of Texas
        Bank, N.A., dated July 23, 1992. (4)

2.03	Reorganization Agreement by and between The Farmers Guaranty
        State Bank of Kennard; Dr. Frank A. Smith, III; Surety Bank,
        National Association; and Surety Capital Corporation, dated February
        4, 1994; and Agreement to Merge The Farmers Guaranty State Bank of
        Kennard with and into Surety Bank, National Association under the
        Charter of Surety Bank, National Association and under the title of
        Surety Bank, National Association, dated February 4, 1994. (6)


2.04	Reorganization Agreement by and between First National Bank;
        Lloyd W. Butts, D. C. Degan, Norman Denton, Murriel Gilbreath,
        Robert S. Light, and Joe B. Turner, Jr. (the "Shareholders"); Surety
        Bank, National Association; and Surety Capital Corporation, dated
        May 24, 1994; and Agreement to Merge between Surety Bank, National
        Association, First National Bank and joined in by the Shareholders and Surety Capital Corporation, dated May 24, 1994. (7)

2.05	Reorganization Agreement by and between First Midlothian
        Corporation; First National Bank; certain individual shareholders and directors of First Midlothian Corporation and First National
        Bank; Surety Bank, National Association; and Surety Capital
        Corporation, dated October 17, 1995. (9)

2.06	Amendment Number One to Reorganization Agreement, dated
        January 16, 1996. (10)

2.07	Amendment Number Two to Reorganization Agreement, dated
        February 29, 1996. (10)

2.08	Agreement to Merge SCC Acquisition, Inc. with and into First
        Midlothian Corporation Under the Charter of First Midlothian
        Corporation and Under the Title of First Midlothian Corporation
        between First Midlothian Corporation and SCC Acquisition, Inc., and
        joined in by Surety Bank, National Association and the directors of
        First Midlothian Corporation and First National Bank, dated October
        17, 1995. (9)

2.09	Amendment Number One to Agreement to Merge SCC Acquisition,
        Inc. with and into First Midlothian Corporation Under the Charter of
        First Midlothian Corporation and Under the Title of First Midlothian
        Corporation, dated February 29, 1996. (10)

2.10    Agreement to Consolidate First National Bank and Surety Bank,
        National Association under the Charter of Surety Bank, National
        Association and Under the Title of Surety Bank, National Association between Surety Bank, National Association and First National Bank, and joined in by SCC Acquisition, Inc. and Surety Capital
        Corporation, dated January 16, 1996. (9)

2.11	Agreement and Plan of Reorganization by and among Surety Bank,
        National Association, TexStar National Bank, Surety Capital
        Corporation, and certain shareholders of TexStar National Bank, dated as of October 10, 1997; and Agreement to Merge TexStar
        National Bank with and into Surety Bank, National Association Under the Charter of Surety Bank, National Association and Under the Title
        of Surety Bank, National Association, between Surety Bank, National
        Association and TexStar National Bank and joined in by Surety
        Capital Corporation and certain shareholders of TexStar National
        Bank, dated as of October 10, 1997. (13)

2.12	Indenture between Surety Capital Corporation and Harris Trust and Savings Bank, as Trustee, dated March 31, 1998. (14)

2.13	Branch Purchase and Assumption Agreement by and between Surety
        Bank, National Association and Commercial Bank of Texas, National
        Association, dated July 13, 1998. (17)

2.14	Purchase and Assumption Agreement by and between The Citizens
        National Bank in Waxahachie and Surety Bank, N. A., dated April 13,
        1999. (18)

3.01	Certificate of Incorporation. (1)

3.02	Certificate of Amendment of Certificate of Incorporation, as
        filed with the Delaware Secretary of State on April 8, 1987. (2)


3.03	Certificate of Amendment to the Certificate of Incorporation,
        as filed with the Delaware Secretary of State on April 4, 1988. (3)

3.04	Certificate of Designations Establishing Series of Shares of
        Preferred Stock, as filed with the Delaware Secretary of State on
        April 4, 1988. (3)

3.05	Certification of Elimination of Series of Shares of Preferred
        Stock, as filed with the Delaware Secretary of State on January 31,
        1992. (5)

3.06	Certificate of Amendment to the Certificate of Incorporation,
        as filed with Delaware Secretary of State on June 14, 1993. (6)

3.07	Form of Common Stock certificate (specimen). (6)

3.08	Restated Bylaws of the Company. (8)

4.01	Rights Agreement between Surety Capital Corporation and
        Securities Transfer Corporation as Rights Agent, dated as of June
        17, 1997 (12); as amended by Amendment No. 1 to Rights Agreement of
        Surety Capital Corporation, dated as of March 10, 1998. (13)

4.02	Indenture dated as of March 31, 1998 between the Company and
        Harris Trust and Savings Bank, Chicago, Illinois, as trustee. (14)

4.03	Form of Notes (included in Exhibit 4.02). (14)

4.04	Form of Note Purchase Agreements dated March 31, 1998. (15)

10.01   Surety Capital Corporation 1988 Incentive Stock Option Plan. (5)

10.02   Surety Capital Corporation 1995 Incentive Stock Option Plan. (8)

10.03	Surety Capital Corporation Amended and Restated Stock Option
        Plan for Directors, and Form of Stock Option Agreement. (11)

10.04	Surety Capital Corporation 1997 Non-Qualified Stock Option
        Plan for Officers and Key Employees, and Form of Stock Option
        Agreement. (13)

10.05	Surety Capital Corporation 1997 Non-Qualified Stock Option
        Plan for Non-Employee Directors, and Form of Stock Option Agreement.
        (13)

10.06	Amended and Restated Post Retirement Services Agreement
        Between Surety Capital Corporation, Surety Bank, National
        Association and C. Jack Bean, dated November 1, 1998. (18)

10.07	Surety Capital Corporation Amended and Restated 1998 Incentive
        Stock Option Plan. (16)

10.08	Earnest Money Contract between Curtis F. Nooner, Norman S.
        Moize, and Waldron Property Company No. Two, L.P., as seller, and
        Surety Bank, National Association, as purchaser, dated April 29,
        1999, and First Amendment to Earnest Money Contract, dated June 25,
        1999. *

10.09	Form of Change in Control Agreement between Surety Capital
        Corporation, Surety Bank, National Association and Charles M.
        Ireland, John D. Blackmon and Lloyd W. Butts, dated October 18,
        1999. *


10.10	Form of Redeemable Convertible Promissory Note between Surety
        Capital Corporation and C. Jack Bean, Charles M. Ireland, Margaret
        E. Holland, Aaron M. Siegel, Garrett Morris, Cullen W. Turner,
        William B. Byrd, Michael L. Milam and Lloyd W. Butts, and related
        Warrant, dated October 29, 1999. *

10.11	Form of Indemnification Agreement between Surety Capital
        Corporation and William B. Byrd, Lloyd W. Butts, Charles M. Ireland,
        Margaret E. Holland, Michael L. Milam, Garrett Morris, Cullen W.
        Turner and John D. Blackmon, dated January 18, 2000. *

10.12	Form of Indemnification Agreement between Surety Bank,
        National Association and William B. Byrd, Lloyd W. Butts, Charles M.
        Ireland, Margaret E. Holland, Michael L. Milam, Garrett Morris,
        Cullen W. Turner and John D. Blackmon, dated January 18, 2000. *

11	Statement Regarding Computation of Earnings Per Share. (19)

16	Letter from PricewaterhouseCoopers LLP to the Securities and
        Exchange Commission dated June 11, 1999. (20)

21	Subsidiaries of the Registrant. *

23	Consent of Fisk & Robinson, P.C. *

24	Special Power of Attorney. *

27	Financial Data Schedule. *

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
        and incorporated by reference herein.

(10)	Filed with the Company's Form 8-K dated February 29, 1996 and incorporated by reference herein.

(11)	Filed with the Company's Form 10-K dated December 31, 1996
        and incorporated by reference herein.

(12)	Filed with the Company's Form 8-K dated June 17, 1997 and
        incorporated by reference herein.

(13)	Filed with the Company's Form 10-K dated December 31, 1997
        and incorporated by reference herein.

(14)	Filed with the Company's Form 10-Q for the quarter ended
        March 31, 1998 and incorporated by reference herein.

(15)	Filed with the Company's Registration Statement No. 333-57601 on Form S-3 and incorporated by reference herein.

(16)	Filed with the Company's Proxy Statement for the Annual
        Meeting of Stockholders held on May 21, 1998 and incorporated by reference herein.

(17)	Filed with the Company's Form 8-K dated July 13, 1998 and
        incorporated by reference herein.

(18)	Filed with the Company's Form 10-K dated December 31, 1998
        and incorporated by reference herein.

(19)	Reference is hereby made to Consolidated Statements of
        Operations on Page F-3 of Item 14(a)1. and Note 1 of Notes to
        Consolidated Financial Statements on Page F-8 of Item 14(a)1.,
        filed herewith.

(20)	Filed with the Company's Form 8-K/A (Amendment No. 1) dated
        June 3, 1999 and incorporated by reference herein.

*	Filed herewith.

(b)	Reports on Form 8-K.

        On November 12, 1999 the Company filed a Current Report on
Form 8-K to report that on November 8, 1999 the Company announced that its operating results for the quarter ending
September 30, 1999 had not been finalized pending the results of a review of the insurance premium finance division of the Bank.
The Company reported that in connection with that review, loan loss provisions could be increased or other potential adjustments could be required that may affect the third quarter of 1999 and prior periods and may require restatement of prior period financial statements of the Company. The Company also reported that the American Stock Exchange, Inc. ("AMEX") halted trading in its securities on November 8, 1999, pending the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and further review of the Company's compliance with the continued listing requirements of AMEX.

        On December 13, 1999 the Company filed a Current Report on
Form 8-K regarding the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (filed with the Securities and


Exchange Commission on April 15, 1999) (the "1998 Form 10-K"), which contained audited financial statements of the Company as of December 31, 1998 and 1997 and for the years ended December
31, 1998, 1997 and 1996. The Company disclosed that loan loss provisions could be increased or other potential adjustments could be required that may affect the third quarter of 1999 and prior periods and that may require restatement of prior period financial statements of the Company. The Company and its independent auditors determined that the financial statements of the Company and related independent auditors reports thereon filed in the 1998 Form 10-K may contain material errors and should therefore not be relied upon by investors for any purpose. The Company reported that it intends to cause the financial statements of the Company to be re-audited for the periods covered by the 1998 Form 10-K.

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


SURETY CAPITAL CORPORATION



Date:  May 19, 2000                        By: /s/ Charles M. Ireland
                                              -----------------------
                                               Charles M. Ireland,
                                               Chairman of the Board

        Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 19th day of May, 2000.

Signature		Capacity


/s/ Charles M. Ireland
----------------------
    Charles M. Ireland  Chairman of the Board, Chief Executive Officer
                        and Director (Principal Executive Officer)


/s/ Lloyd W. Butts
------------------
    Lloyd W. Butts      President and Director


/s/ John D. Blackmon
--------------------
    John D. Blackmon    Senior Vice President, Chief Financial Officer
                        and Secretary (Principal Financial Officer and
                        Chief Accounting Officer)


*
--------------------
Richard N. Abrams       Director


*
--------------------
William B. Byrd         Director


*
--------------------
Margaret E. Holland     Director


*
--------------------
Michael L. Milam        Director


*
--------------------
Garrett Morris          Director


*
--------------------
Cullen W. Turner        Director


*  By: /s/ Charles M. Ireland
         Charles M. Ireland, as Attorney-in-
         Fact for each of the persons indicated

                      Report of Independent Accountants


Board of Directors and Shareholders
Surety Capital Corporation
Fort Worth, Texas


We have audited the accompanying consolidated balance sheet of Surety
Capital Corporation as of December 31, 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for year then ended. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surety Capital Corporation as of December 31, 1999, and the consolidated results of its operations and its cash flows for the year ended December
31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated balance sheet of Surety Capital
Corporation as of December 31, 1998, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.


                                                Fisk & Robinson, P.C.


Dallas, Texas
April 28, 2000


                          SURETY CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1999 and 1998

                                                        Unaudited
                                            1999           1998
                                        ------------   ------------
Assets:
Cash and due from banks                 $  5,416,633   $  9,289,897

Federal funds sold                         4,334,595     24,761,752
                                        ------------   ------------
  Total cash and cash equivalents          9,751,228     34,051,649

Interest-bearing time deposits in other
financial institutions                        25,000         94,939

Securities available for sale, at fair
value                                     12,480,492     24,886,704

Loans, net                                65,772,554     97,032,336

Medical claims receivables, net                   --        505,194

Premises and equipment, net                6,295,302      6,762,223

Accrued interest receivable                  514,453        759,833

Deferred tax asset, net of valuation
allowance                                  1,179,590             --

Other real estate and repossessed
assets                                       825,245        205,877

Goodwill, net                              5,432,346      8,374,997

Other assets                               1,917,723      1,930,824
                                        ------------   ------------
      Total assets                      $104,193,933   $174,604,576
                                        ============   ============

Liabilities:

Noninterest-bearing demand deposits     $ 16,481,651   $ 31,416,730

Savings, NOW and money market accounts    22,959,487     43,282,766

Time deposits, $100,000 and over          13,225,995     24,224,817

Other time deposits                       32,210,985     55,922,822
                                        ------------   ------------
  Total deposits                          84,878,118    154,847,135

Convertible subordinated debt              4,350,000      4,350,000

Accrued interest payable and other
liabilities                                3,642,845      3,691,590
                                        ------------   ------------
       Total liabilities                  92,870,963    162,888,725
                                        ------------   ------------

Shareholders' Equity:

Preferred stock, $.01 par value,
1,000,000 shares authorized,
none issued at December 31, 1999 and
1998

Common stock, $.01 par value, 20,000,000
shares authorized,
5,975,071 and 5,840,071 shares issued
at December 31, 1999 and 1998                 59,751         58,401


Additional paid-in capital                17,152,587     17,093,786

Accumulated deficit                       (4,911,864)    (5,165,947)

Stock rights issuable                         57,902         57,902

Treasury stock, 79,836 shares at cost       (375,443)      (375,443)

Accumulated other comprehensive income
(loss)                                      (659,963)        47,152
                                        ------------   ------------
      Total shareholders' equity          11,322,970     11,715,851
                                        ------------   ------------

      Total liabilities and
         shareholders' equity           $104,193,933   $174,604,576
                                        ============   ============

        See accompanying notes to consolidated financial statements.

                         SURETY CAPITAL CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               Years Ended December 31, 1999, 1998 and 1997


                                               Unaudited      Unaudited
                                    1999          1998           1997
                                -----------   -----------    -----------
Interest income:
  Loans, including fees         $ 8,021,125   $11,692,597    $11,107,030
  Securities:
    Taxable                       1,088,329     1,800,078      1,984,533
    Tax-exempt                       66,017       189,340        315,994
  Medical claims receivables
   factoring                         63,928     1,044,069      1,477,510
  Federal funds sold and
   interest bearing deposits        672,553     1,724,808        535,108
                                -----------   -----------    -----------
      Total interest income       9,911,952    16,450,892     15,420,175

Interest expense:
  Deposits                        3,711,018     6,782,611      5,749,798
  Notes payable                     392,718       318,082             --
                                -----------   -----------    -----------
      Total interest expense      4,103,736     7,100,693      5,749,798
                                -----------   -----------    -----------

Net interest income               5,808,216     9,350,199      9,670,377

Provision for credit losses
 on loans                           136,936     3,533,102        924,493
Provision for medical claims
 receivables losses                      --      (694,194)     6,244,996
                                -----------   -----------    -----------
       Total provision for
        credit losses               136,936     2,838,908      7,169,489
                                -----------   -----------    -----------

Net interest income after
 provision for credit losses      5,671,280     6,511,291      2,500,888


Noninterest income:
  Service charges on deposit
   accounts                         705,379     1,055,632        875,143
  Loan collection fees and
   late charges                     582,434     1,057,495      1,331,704
  Net realized gain/(loss)
   on sales of securities           (50,931)      120,353        173,365
  Net realized gain on sale of
   branches                       3,050,165     1,103,483             --
  Other income                      265,221        88,339        158,706
                                -----------   -----------    -----------
      Total noninterest income    4,552,268     3,425,302      2,538,918


Noninterest expense:
  Salaries and employee
   benefits                       4,430,078     5,620,710      4,748,097
  Occupancy and equipment         1,793,665     2,121,995      1,517,662
  Impairment of long lived
   assets                                --            --      1,198,288
  Other expenses                  4,585,331     4,750,528      3,689,426
                                -----------   -----------    -----------
      Total noninterest expense  10,809,074    12,493,233     11,153,473
                                -----------   -----------    -----------


Loss before income taxes           (585,526)   (2,556,640)    (6,113,667)
Income tax expense (benefit)       (839,609)      913,576     (2,084,750)
                                -----------   -----------    -----------

Net income (loss)               $   254,083   $(3,470,216)   $(4,028,917)
                                ===========   ===========    ===========

Net income (loss) per
 share - Basic                  $      0.04   $     (0.60)   $     (0.70)
                                ===========   ===========    ===========

Net income (loss) per
 share - Diluted                $      0.04   $     (0.60)   $     (0.70)
                                ===========   ===========    ===========

        See accompanying notes to consolidated financial statements.

                         SURETY CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 Years Ended December 31, 1999, 1998, and 1997

                                                     Unaudited      Unaudited
                                        1999           1998           1997
                                     ----------    ------------   ------------
Net income (loss)                    $  254,083    $(3,470,216)   $(4,028,917)

Other comprehensive income (loss):
  Unrealized gain (loss) on
    available-for-sale securities
    arising during the period        (1,124,524)        51,790        337,949

  Reclassification adjustment for
    amounts realized on securities
    sales included in income             50,931       (120,353)      (173,365)
                                     ----------    ------------   ------------

  Net unrealized gain(loss)          (1,073,593)       (68,563)       164,584

  Tax effect                            366,478         24,700        (59,249)
                                     ----------    ------------   ------------

    Total other comprehensive
      income (loss)                    (707,115)       (43,863)       105,335
                                     ----------    ------------   ------------

Comprehensive loss                   $ (453,032)   $(3,514,079)   $(3,923,582)
                                     ==========    ============   ============

        See accompanying notes to consolidated financial statements.

                         SURETY CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 Years Ended December 31, 1999, 1998 and 1997
                        Unaudited for 1998 and 1997



                                   Common Stock                     Undivided                            Accumulated
                                -------------------   Additional     Profits/      Stock                     Other
                                              Par       Paid-In    (Accumulated    Rights     Treasury   Comprehensive    Total
                                 Shares      Value      Capital      Deficit)     Issuable     Stock     Income(Loss)     Equity
                                ---------   -------   -----------   -----------    -------   ----------   ----------   -----------
Balance at January 1, 1997      5,763,737   $57,637   $16,752,003   $ 2,391,088              $ (74,539)   $ (14,320)   $19,111,869

Stock rights issuable                                                   (57,902)   $57,902

Purchase of 18,671 shares
  of treasury stock                                                                            (98,289)                    (98,289)


Net loss                                                             (4,028,917)                                        (4,028,917)

Exercise of stock options,
  including tax benefit            26,434       265       115,774                                                          116,039

Change in fair value of
  securities available
  for sale, net of tax                                                                                      105,335        105,335
                                ---------   -------   -----------   -----------    -------   ----------   ----------   -----------
Balance at December 31, 1997    5,790,171    57,902    16,867,777    (1,695,731)    57,902    (172,828)      91,015     15,206,037

Purchase of 45,547 shares
  of treasury stock                                                                           (202,615)                   (202,615)

Net loss                                                             (3,470,216)                                        (3,470,216)

Exercise of stock options,
  including tax benefit            49,900       499       226,009                                                          226,508

Change in fair value of
  securities available
  for sale, net of tax                                                                                      (43,863)       (43,863)
                                ---------   -------   -----------   -----------    -------   ----------   ----------   -----------
Balance at December 31, 1998    5,840,071    58,401    17,093,786    (5,165,947)    57,902    (375,443)      47,152     11,715,851

Net income                                                              254,083                                            254,083

Common stock issued               135,000     1,350        58,801                                                           60,151

Change in fair value of
  securities available
  for sale, net of tax                                                                                     (707,115)      (707,115)
                                ---------   -------   -----------   -----------    -------   ----------   ----------   -----------
Balance at December 31, 1999    5,975,071   $59,751   $17,152,587   $(4,911,864)   $57,902   $(375,443)   $(659,963)   $11,322,970
                                =========   =======   ===========   ===========    =======   ==========   ==========   ===========


        See accompanying notes to consolidated financial statements.

                         SURETY CAPITAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1999, 1998 and 1997

                                                           Unaudited       Unaudited
                                               1999          1998            1997
                                          ------------   ------------    ------------
Cash flows from operating activities:
  Net income (loss)                       $    254,083   $(3,470,216)    $(4,028,917)
  Adjustments to reconcile net income
   (loss) to net cash from operating
   activities:
    Provision for credit losses                136,936      2,838,908      7,169,489
    Impairment of long lived assets                 --             --      1,198,288
    Depreciation                               834,616        753,040        673,362
    Amortization of intangible assets
      and debt acquisition costs               620,114        634,821        506,172
    FHLB stock dividends                       (44,377)       (31,900)            --
    Net (gain) loss on sale of
      securities available for sale             50,931       (120,353)      (173,365)
    Net (gain) loss on sale or disposal
      of assets                                (13,958)        61,895          4,758
    Gain on sale of branches, net           (3,050,165)    (1,103,483)            --
    Deferred income taxes                     (839,609)     2,019,410     (2,084,750)
    Changes in assets and liabilities:
      Accrued interest receivable              245,380        148,654        174,849
      Other assets                            (132,905)       772,274     (1,288,718)
      Accrued interest payable and
        other liabilities                      128,502        918,467        657,586
                                          ------------   ------------    ------------
        Net cash from operating
            activities                      (1,810,452)     3,421,517      2,808,754


Cash flows from investing activities:
  Net change in loans                       16,597,007     19,489,180     (3,063,743)
  Payments received on purchased
    medical claims receivables               1,173,830     13,739,893     18,633,246
  Purchases of medical claims
    receivables                                     --    (10,477,738)   (21,835,125)
  Securities available for sale:
        Purchases                          (11,465,028)   (26,165,658)   (14,223,479)
        Maturities and repayments           18,252,985     44,130,203      6,167,712
        Proceeds from sales                  4,584,869      5,807,634     12,680,593
  Proceeds from maturities of
    securities held to maturity                     --             --      5,190,666
  Purchases of interest-bearing time
    deposits                                   (25,000)            --             --
  Proceeds from maturities of interest-
    bearing time deposits                       94,939             --        190,903
  Premises and equipment expenditures       (1,941,970)      (619,628)      (604,999)
  Proceeds from sales of premises and
    equipment                                   35,868         37,850        136,898
  Proceeds from sales of other real
    estate                                      89,073        893,937        644,659
  Net cash paid in sale of branches        (25,194,973)   (43,632,384)            --
  Net cash acquired in acquisitions                 --      2,704,674             --
                                          ------------   ------------    ------------
     Net cash from investing activities      2,201,600      5,907,963      3,917,331
                                          ------------   ------------    ------------

Cash flows from financing activities:
  Net change in deposits                   (24,751,720)    (7,697,260)    (1,148,849)
  Sale of common stock                          60,151             --             --
  Purchase of treasury stock                        --       (202,615)       (98,289)
  Exercise of stock options, including
    tax benefit                                     --        226,508        116,039
  Proceeds from issuance of debt, net
    of issuance costs                               --      3,934,093             --
                                          ------------   ------------    ------------
      Net cash from financing activities   (24,691,569)    (3,739,274)    (1,131,099)
                                          ------------   ------------    ------------

Net change in cash and cash equivalents    (24,300,421)     5,590,206      5,594,986
Cash and cash equivalents at beginning
  of year                                   34,051,649     28,461,443     22,866,457
                                          ------------   ------------    ------------
Cash and cash equivalents at end of
  year                                    $  9,751,228   $ 34,051,649   $ 28,461,443
                                          ============   ============   =============

        See accompanying notes to consolidated financial statements.

                         SURETY CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                  Years Ended December 31, 1999, 1998 and 1997

                                                             Unaudited       Unaudited
                                                1999            1998            1997
                                            ------------    ------------    ------------
Supplemental disclosures:
  Cash paid for interest                    $  4,374,426    $  7,268,131    $  5,821,868
  Cash paid for federal income taxes           1,293,200          50,000         995,000

  Significant non-cash transactions:
    Transfers of repossessed
      collateral to other real estate            826,801         698,046         576,329

    Additions to loans to facilitate
      the sale of other real estate               80,000         155,038         357,037

    Transfer from allowance for
      medical claims receivables losses
      to allowance for loan losses               668,636              --              --

    Transfer of securities from held to
      maturity to available for sale                  --              --      17,370,604

    Declaration of stock rights dividend              --              --          57,902

        See accompanying notes to consolidated financial statements.

                        SURETY CAPITAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        December 31, 1999 and Unaudited December 31, 1998 and 1997


1. Summary of Significant Accounting Policies

        Basis of Presentation: The accompanying consolidated financial statements include the accounts of Surety Capital Corporation (the "Holding Company") and its wholly-owned subsidiary, Surety Bank, National Association (the "Bank"), together referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

        Nature of Operations: The Company is principally engaged in traditional community banking activities provided through its seven branches located in north Texas and south-central Texas. Community banking activities include the Company's commercial and retail lending, deposit gathering and investment and liquidity management activities. In addition to its community banking services, the Company offers insurance premium financing. Insurance premium finance ("IPF") lending involves the lending of funds to companies and individuals for the purpose of financing their purchase of property and casualty insurance. Prior to 1999, the Company was engaged in medical claims factoring, purchasing primarily insurance company claims from a variety of health care providers. In 1998, the Company substantially ceased operations of the medical claims factoring business.

        Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual future results could differ. The allowance for loan losses, fair values of financial instruments, and status of contingencies are particularly subject to change.

        Going Concern: The 1999 consolidated financial statements have been prepared assuming the Company will continue as a going concern. Although the Company has suffered significant losses in its core business operations in all periods presented and is now operating under a written formal agreement with the OCC and a memorandum of understanding with the Federal Reserve Board (see
        Note 17), management believes the Company will be able to return to profitability. Management's plans to improve the Company's profitability include increasing marketing efforts, introducing new deposit products, emphasizing loan growth, and reducing noninterest expense. Management also believes the Company is in compliance with all of the requirements of the regulatory agreements. While the Bank's liquidity position is sufficient to meet its cash needs for the year ending December 31, 2000, the Holding Company is dependent upon dividends received from the Bank to meet its cash obligations, including interest payments on its convertible subordinated debt (see Note 9). Since the Bank is currently precluded from paying dividends without prior OCC approval, certain Directors of the Company have guaranteed to personally loan the Company up to $200,000, if necessary, to enable the Holding Company to meet its cash obligations for 2000.

        Cash Flow Reporting: Cash and cash equivalents includes cash, deposits with other financial institutions that have an original maturity under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions and short-term borrowings.

        Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Other securities such as stock in the Federal Reserve Bank and the Federal Home Loan Bank are carried at cost.

        Interest income includes amortization of purchase premiums and discounts. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

        Loans and Medical Claims Receivables: Loans are reported at the principal balance outstanding net of unearned interest, deferred loan fees and costs and the allowance for credit losses. Interest income is reported on the level-yield interest method and includes amortization of net deferred loan fees and costs over the loan term. The fees on medical claims were recognized as the claims are collected.

        Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (120 days for insurance premium financing). Payments received on such loans are reported as principal reductions.

        Allowance for Credit Losses: The allowance for credit losses is a valuation allowance for probable credit loss, increased by the provision for credit losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past credit loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific credits, but the entire allowance is available for any credit that, in management's judgment, should be charged-off.

        A loan is considered impaired when full payment of principal and interest under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and insurance premium finance loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

        Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets.

        Other Real Estate and Repossessed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

        Goodwill: Net assets acquired in purchase transactions are recorded at their fair value at the date of acquisition. Goodwill, the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis, generally over a 15-year period.

        Long-term Assets: Premises and equipment, goodwill and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

        Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount to be realized.

        Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options granted after 1994, using an option pricing model to estimate fair value.

        Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

        Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

        Dividend Restriction: Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid. Regulatory capital requirements are more fully disclosed in a separate note.

        Restrictions on Cash: The Company was required to have $449,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year end 1999. Deposits with the Federal Reserve Bank do not earn interest. Additionally, the Company had time deposits with other financial institutions totaling $25,000 pledged as security to its merchant card clearing agent.

        Earnings Per Share: Earnings per share is computed in accordance with SFAS No. 128, which requires dual presentation of basic and diluted earnings per share ("EPS") for entities with complex capital structures. Basic EPS is based on net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of stock options granted using the treasury stock method.

        Earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:


                                                          Unaudited   Unaudited
                                                1999        1998        1997
                                              ---------   ---------   ---------
Weighted-average shares outstanding - Basic   5,760,461   5,759,579   5,751,847
Effect of stock options                          41,912          --     238,968
                                              ---------   ---------   ---------
Weighted-average shares outstanding - Diluted 5,802,373   5,759,579   5,990,815
                                              =========   =========   =========


        The Company reported a net loss for 1998 and 1997. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these years.

        Comprehensive Income: Comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income, which includes the change in unrealized gains and losses on securities available for sale.

        Industry Segments: Internal financial information is primarily reported and aggregated in three lines of business including community banking, insurance premium financing and medical claims receivable factoring. The Company has discontinued its medical claims factoring operations.

        New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This standard is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

        Reclassifications: Some items in prior financial statements have been reclassified to conform to the current presentation.


2. Accounting Irregularities and Prior Period Adjustments

        In 1999, various accounting irregularities were found during the course of an internal audit of the Company's IPF division. Through further investigation, internal audit identified a significant number of transactions whereby refund amounts due to some borrowers were inappropriately diverted. Most of the refunds were applied against the balance of various unrelated loan accounts including past due loan principal, past due interest, assessed late charges, etc. The irregular transactions were reported to the Office of the Comptroller of the Currency ("OCC"), and the Company retained the services of a forensic accountant to conduct an independent review of the IPF division covering the period from January 1, 1996 to December 31, 1999.

        Based on the results of the independent review of the IPF division, the Company recognized additional losses, including interest, of $2,611,000 ($1,723,000 on a tax-effected basis). These losses primarily related to the recognition of previously unrecognized loan charge-offs and, to a lesser extent, errors resulting from the absence of appropriate accounting controls within the IPF division. The losses were recognized as adjustments to the current and prior years beginning in the first quarter of 1996 and extending through the fourth quarter of 1999. The additional losses totaled $502,000 in 1999, $1,092,000 in 1998, $837,000 in 1997 and $180,000 in 1996.
        Additional accounting errors related to the misclassification of certain expenses totaling $169,000 were also recognized as prior period adjustments in 1998. All prior year financial information included in the accompanying consolidated financial statements has been restated to reflect these losses. Details of the restatement are as follows:

Impact on net income (loss):

                                             Unaudited      Unaudited      Unaudited
                                                1998           1997           1996
                                            ------------   ------------   ------------
Net income (loss), as previously reported   $(1,863,113)   $(3,476,304)   $ 1,697,987

Effect of error corrections on income
  before income taxes                        (1,261,284)      (837,293)      (179,822)

Tax effect                                     (345,819)       284,680         61,139
                                            ------------   ------------   ------------
Net income (loss), as restated              $(3,470,216)   $(4,028,917)   $ 1,579,304
                                            ============   ============   ============

Impact on net income (loss) per share:

                                       Unaudited   Unaudited   Unaudited
                                         1998        1997        1996
                                       ---------   ---------   ---------
Basic net income (loss) per
  share, as previously reported        $  (0.32)   $  (0.60)   $   0.32

Effect of error corrections on
  income before income taxes              (0.22)      (0.15)      (0.03)

Tax effect                                (0.06)       0.05        0.01
                                       ---------   ---------   ---------
Basic net income (loss) per
  share, as restated                   $  (0.60)   $  (0.70)   $   0.30
                                       =========   =========   =========

Diluted net income (loss) per
  share, as previously reported        $  (0.32)   $  (0.60)   $   0.31

Effect of error corrections on
  income before income taxes              (0.22)      (0.15)      (0.03)

Tax effect                                (0.06)       0.05        0.01
                                       ---------   ---------   ---------
Diluted net income (loss) per share,
  as restated                          $  (0.60)   $  (0.70)   $   0.29
                                       =========   =========   =========

Impact on year-end shareholders' equity:

                                       Unaudited   Unaudited   Unaudited
                                         1998        1997        1996
                                    ------------ ------------ ------------
Year-end shareholders' equity, as
  previously reported               $13,994,250  $15,877,333  $19,230,552

Effect of prior year error
corrections                            (671,296)    (118,683)          --

Effect of current year error
  corrections                        (1,607,103)    (552,613)    (118,683)
                                    ------------ ------------ ------------
Year-end shareholders' equity,
  as restated                       $11,715,851  $15,206,037  $19,111,869
                                    ============ ============ ============

        The Company no longer employs the persons directly responsible for managing the IPF division during the period when the diversions were taking place.

        The comparative consolidated financial statements as of and for the years ended December 31, 1998 and 1997, as restated for the accounting irregularities discussed above, have not been audited. Although the Company has made every effort to have the prior financial statements re-audited, management has been unable to secure a qualified, independent audit firm willing to provide an audit opinion on such periods. The Company's original auditors for 1998 and 1997, as well as the Company's current auditors, declined the Company's request to audit the restated financial statements. Management believes that no other accounting firm would be willing to audit the restated financial statements for the previous years in light of the irregularities discovered and the absence of adequate internal controls during that time. Additionally, the required management representations would not be available as all members of the former senior management group are no longer employed by the Company.

3. Acquisitions and Dispositions

	Sale of Waxahachie and Midlothian Branches

        On June 30, 1999 the Company sold two branches located in Waxahachie and Midlothian, Texas (the "Branches"), resulting in a pretax gain of $3,050,000. The Company sold loans totaling $13,111,000, real property, furniture and equipment totaling $1,543,000, and cash and other assets totaling $105,000, relieved goodwill associated with these branches by $2,364,000, and the acquirer assumed deposits and other liabilities totaling $45,368,000. After giving effect to a premium of 2.5% on loans and 11.0% on deposits totaling $5,302,000, in addition to the cash at the Branches, the Company paid $25,195,000 in cash as consideration for the net deposit liabilities assumed by the acquirer.

        Sale of Chester, Kennard, Lufkin and Wells Branches (Unaudited)

        On October 16, 1998 the Company sold four branches located in Chester, Kennard, Lufkin and Wells, Texas (the "Lufkin Branches"), resulting in a pretax gain of $1,103,000. The Company sold loans totaling $10,912,000, real property, furniture and equipment totaling $610,000, and cash and other assets totaling $1,268,000, relieved goodwill associated with these branches by $476,000, and the acquirer assumed deposits and other liabilities totaling $56,935,000. After giving effect to a deposit premium of 3% on the deposits assumed totaling $1,703,000, in addition to the cash at the Lufkin Branches, the Company paid $43,632,000 in cash as consideration for the net deposit liabilities assumed by the acquirer.

	Acquisition of TexStar National Bank, Universal City, Texas
        (Unaudited)

	On April 1, 1998 the Company completed the acquisition of TexStar National Bank, Universal City, Texas ("TexStar"), through the merger of TexStar into Surety Bank. As of April 1, 1998, TexStar
        had total assets of $70,335,000.   The acquisition has been
        accounted for as a purchase and the assets and liabilities of TexStar were recorded at fair value.

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

                                                1998           1997
                                            -------------  -------------
                Total interest income       $ 17,651,874   $ 20,901,003
                Net loss                      (4,302,074)    (3,903,570)
                Net loss per share - Basic         (0.75)         (0.68)

4. Securities

        Year-end securities available for sale consisted of the following:

                                                Gross       Gross       Estimated
                                 Amortized    Unrealized  Unrealized      Fair
                                   Cost         Gains       Losses        Value
                                -----------   ----------  ----------   -----------
1999:
   U.S. government agencies
     and corporations           $11,505,376   $      --   $  995,411   $10,509,965
   Mortgage-backed securities       480,706         441        4,974       476,173
   Other securities               1,494,354          --           --     1,494,354
                                -----------   ----------  ----------   -----------
   Total securities             $13,480,436   $     441   $1,000,385   $12,480,492
                                ===========   ==========  ==========   ===========

1998 (Unaudited):
   U.S. Treasury                $ 5,498,506   $  13,544   $       --   $ 5,512,050
   U.S. government agencies
     and corporations            11,727,000      13,164       29,823    11,710,341
   State and county municipals    2,457,968      57,718          904     2,514,782
   Mortgage-backed securities     3,159,766      21,682        1,732     3,179,716
   Other securities               1,969,815          --           --     1,969,815
                                -----------   ----------  ----------   -----------
   Total securities             $24,813,055   $ 106,108   $   32,459   $24,886,704
                                ===========   ==========  ==========   ===========


        Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Corporation ("GNMA"). Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank. In the 1998 unaudited financial statements, other securities also included an equity investment in the stock of McCoy, Meyers, Inc., the Company's data processor.
        The stock was sold in 1999 for $520,000 with a realized gain of $162.

        The amortized cost and estimated fair value of securities at year-end 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

                                                                Estimated
                                                Amortized         Fair
                                                   Cost           Value
                                               -----------     -----------

     Due within one year                       $        --     $        --
     Due after one year through five years              --              --
     Due after five years through ten years     11,505,376      10,509,965
     Mortgage-backed securities                    480,706         476,173
     Other securities                            1,494,354       1,494,354
                                               -----------     -----------
          Total securities                     $13,480,436     $12,480,492
                                               ===========     ===========

        Sales of securities available for sale were as follows:

                                                 Unaudited       Unaudited
                                   1999            1998            1997
                                -----------     -----------     -----------
                Proceeds        $ 4,584,869     $ 5,807,634     $12,680,593
                Gross Gains          23,794         120,430         180,978
                Gross Losses         74,725              77           7,613

        At year-end 1999, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

        At year-end 1999 and 1998 securities with a carrying amount of $9,716,000 and $17,820,000 (unaudited), were pledged as collateral for public deposits, as required or permitted by law.


5.  Loans

        Year-end loans were as follows:

                                                       Unaudited
                                           1999          1998
                                        -----------   -----------
Real estate loans                       $31,529,099   $42,047,938
Insurance premium financing              20,639,094    24,570,762
Commercial loans                          9,870,652    29,424,509
Installment loans                         5,678,584     3,867,119
                                        -----------   -----------
Total gross loans                        67,717,429    99,910,328

Unearned interest                          (510,834)     (916,152)
Allowance for credit losses on loans     (1,434,041)   (1,961,840)
                                        -----------   -----------
Loans, net                              $65,772,554   $97,032,336
                                        ===========   ===========

        During 1999, there were no loans to directors, executive officers or principal shareholders of the Company, including their immediate families and companies in which they are principal owners.

        Activity in the allowance for credit losses on loans for 1999, 1998 and 1997 was as follows:

                                                 Unaudited       Unaudited
                                     1999           1998            1997
                                ------------    -----------     ------------
Balance at beginning of year    $  1,961,840    $   950,809     $  1,067,041
  Provision for credit
    losses on loans                  136,936      3,533,102          924,493
  Bank acquisition                        --        820,625               --
  Loans charged off               (2,373,103)    (4,017,469)      (1,187,947)
  Recoveries                       1,039,732        674,773          147,222
  Transfers from allowance
    for credit losses on
    medical claims receivables       668,636             --               --
                                ------------    -----------     ------------
Balance at end of year          $  1,434,041    $ 1,961,840     $    950,809
                                ============    ===========     ============

        Impaired loans were as follows:

                                                              Unaudited
                                                  1999          1998
                                               -----------   -----------
Year-end loans with allowance allocated        $ 3,958,654   $ 3,640,069
Year-end loans with no allowance allocated         414,419     1,614,945
                                               -----------   -----------
Impaired loans                                 $ 4,373,073   $ 5,255,014
                                               ===========   ===========
Amount of the allowance allocated              $   645,899   $   971,456
                                               ===========   ===========


                                                       Unaudited     Unaudited
                                            1999          1998          1997
                                        -----------   -----------   -----------
Average impaired loans during the year $ 4,814,044 $ 5,494,830 $ 2,304,892 Interest income recognized during
  impairment - all cash-basis               383,558       608,241       253,538


Nonperforming loans were as follows:

                                                                Unaudited
                                                   1999            1998
                                                ----------      ----------
Loans past due over 90 days still on accrual    $   13,557      $  414,969
Nonaccrual loans                                   705,969       1,398,800
                                                ----------      ----------
  Total nonperforming loans                     $  719,526      $1,813,769
                                                ==========      ==========


6. Medical Claims Receivables

        At year-end 1999 and 1998 the medical claims receivables portfolio was composed of the following:


                                                      Unaudited
                                          1999           1998
                                        ---------     ---------
Medical claims receivables              $      --     $ 646,378
Unearned interest                              --            --
Allowance for credit losses on
  medical claims receivables                   --      (141,184)
                                        ---------     ---------
Medical claims receivables, net         $      --     $ 505,194
                                        =========     =========

        Activity in the allowance for credit losses on medical claims receivables for 1999, 1998 and 1997 was as follows:

                                                  Unaudited     Unaudited
                                       1999         1998          1997
                                    ----------   -----------   -----------
Balance at beginning of year        $  141,184   $ 4,307,885   $   217,734
  Provision for credit losses               --      (694,194)    6,244,996
  Receivables charged off              (12,707)   (4,428,530)   (2,156,355)
  Recoveries                           540,159       956,023         1,510
  Transfer to allowance for credit
    losses on loans                   (668,636)           --            --
                                    ----------   -----------   -----------
Balance at end of year              $       --   $   141,184   $ 4,307,885
                                    ==========   ===========   ===========

        During 1998 the Company substantially reduced its medical claims factoring operations after incurring substantial losses. As a result of the deteriorated condition of the portfolio during the fourth quarter of 1997, in addition to a substantial provision for medical claims receivables losses, management recognized an impairment to the unamortized goodwill of $1,151,000 (unaudited), and fixed assets with a carrying value of $47,000 (unaudited), relating to the medical claims factoring division.


7. Premises and Equipment

        Year-end premises and equipment are summarized as follows:


                      Estimated Useful                  Unaudited
                           Lives           1999            1998
                      ----------------  -----------    ------------
Buildings               5 - 40 years    $ 3,684,887    $  3,470,359
Furniture, fixtures
  and computers         3 - 10 years      4,041,365       4,443,964
Automobiles             3 - 5 years          20,894          98,518
Leasehold improvements  3 - 5 years         139,504         139,504
                                        -----------    ------------
                                          7,886,650       8,152,345
Less accumulated
  depreciation                           (2,737,387)     (2,414,535)
Land                                      1,146,039       1,024,413
                                        -----------    ------------
   Premises and
     equipment, net                     $ 6,295,302    $  6,762,223
                                        ===========    ============

        Rent expense totaled $223,000, $218,000 (unaudited) and $184,000 (unaudited) for 1999, 1998 and 1997. Rent commitments under noncancelable operating leases were as follows at year-end 1999, before considering renewal options that generally are present.

                           Year          Amount
                           ----         --------
                           2000         $ 50,736
                           2001           28,560
                           2002           28,560
                           2003           28,560
                           2004           28,560
                           Thereafter     38,080
                                        --------
                                        $203,056
                                        ========

8. Deposits

        At year-end 1999 the scheduled maturities of time deposits were as follows:

                        Year       Amount
                        ----    -----------
                        2000    $37,329,520
                        2001      6,832,525
                        2002        952,454
                        2003        202,440
                        2004        120,041
                                -----------
                                $45,436,980
                                ===========


9. Convertible Subordinated Debt

        On March 31, 1998, the Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Company. The terms of the Notes are such that they qualify as Tier II capital under the Federal Reserve Board's regulatory capital guidelines applicable to bank holding companies. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008.

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

If Redeemed During  Percentage of  If Redeemed During   Percentage of
 12 Months Ended      Principal     12 Months Ended       Principal
    March 31,          Amount          March 31,           Amount
------------------  -------------  ------------------   --------------
      2000              108%             2005               103%
      2001              107%             2006               102%
      2002              106%             2007               101%
      2003              105%             2008               100%
      2004              104%


10. Stock Options

        A summary of the Company's stock option plans is as follows:

        1988 Incentive Stock Option Plan: Under the provisions of the plan, 100,000 shares, as restated to reflect a 1 for 10 reverse stock split effected on June 14, 1993, were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 5-year options to acquire shares at the market price on the date the option is granted. The options are fully vested and exercisable as of the date of the grant. All options must be granted within 10 years of the plan adoption date. As of year-end 1999, there were no options outstanding or available for grant under the plan.

        1995 Incentive Stock Option Plan: Under the provisions of the plan, 100,000 shares were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become exercisable based on a vesting schedule determined by the Compensation Committee of the Board of Directors on the date of grant. As of year-end 1999, there were 10,000 options outstanding, none of which were exercisable, and 67,158 options available for grant under the plan. All options must be granted within 10 years of the plan adoption date.

        1996 Stock Option Plan for Directors: Under the provisions of the plan, 100,000 shares were allocated for non-qualified stock options to be granted to directors. The plan is a formula plan pursuant to which annual options are automatically granted to directors of the Company who are not employees of the Company or the Bank at fair market value. On the first calendar business day of each year, each non-employee director is automatically granted 10-year options to purchase 2,000 shares of Common Stock of the Company at the closing price of the Common Stock as reported on the American Stock Exchange on the grant date. The options fully vest and become exercisable after the first anniversary of the grant date. As of year-end 1999, there were 40,000 options outstanding, of which 26,000 were exercisable, and 54,000 options available for grant under the plan.

        1997 Non-Qualified Stock Option Plan for Officers and Key
        Employees: Under the provisions of the plan, 500,000 shares were allocated for non-qualified stock options to be granted to officers and/or key employees. On January 2, 1997, grantees were awarded 10-year options to acquire 500,000 shares at the market price on that date. No additional options may be granted under the plan. The options fully vest and become exercisable in five equal installments commencing on December 31, 1997 and annually thereafter. As of year-end 1999, there were 475,000 options outstanding, of which 275,000 were exercisable.

        1997 Non-Qualified Stock Option Plan for Non-Employee Directors:
        Under the provisions of the plan, 150,000 shares were allocated for non-qualified stock options to be granted to directors. In 1997, grantees were awarded 10-year options to acquire 150,000 shares at the market price on the date the options were granted. No options under the plan may be granted after December 31, 1997. The options fully vest and become exercisable in five equal installments commencing on December 31, 1997 and annually thereafter. As of year-end 1999, there were 150,000 options outstanding, of which 90,000 were exercisable.

        1998 Incentive Stock Option Plan: Under the provisions of the plan, 500,000 shares were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become exercisable based on a vesting schedule as determined by the Stock Option Committee of the Board of Directors on the date of grant. As of year-end 1999, there were 490,000 options outstanding, of which 100,000 were exercisable, and no options available for grant under the plan. All options must be granted within 10 years of the plan adoption date.

        The following is a summary of activity in the Company's stock option plans:

                                                          Unaudited                 Unaudited
                                 1999                       1998                      1997
                                                   ----------------------    ----------------------
                        Number of      Weighted    Number of     Weighted    Number of     Weighted
                         Shares        Average      Shares       Average      Shares       Average
                        Underlying     Exercise    Underlying    Exercise    Underlying    Exercise
                         Options        Prices      Options       Prices      Options       Prices
                        ----------     --------    ----------    --------    ----------    --------
Outstanding at
  beginning of the year  751,543         $4.32      755,857        $4.18       87,292        $4.13

Granted                  689,000          1.29      102,000         5.74      708,195         4.24

Exercised                     --            --      (49,900)        4.54      (26,434)        4.39

Expired or forfeited    (275,543)         2.50      (56,414)        4.88      (13,196)        6.42
                        ----------                 ----------                ----------
Outstanding at
  end of year          1,165,000          2.96      751,543         4.32      755,857         4.18

Exercisable at
  end of year            491,000          3.70      344,453         4.31      200,857         4.03

Available for grant
  at end of year         121,158                    569,413                   115,000         4.18

  Weighted-average
    remaining
    contractual
    life of options
    outstanding at
    end of year        7.60 years                  7.16 years              8.06 years

        The following table summarizes information about stock options outstanding at year-end 1999:

                                    Options Outstanding              Options Exercisable
                                ----------------------------    ----------------------------
                                  Weighted
                                  Average
                                 Remaining       Weighted                       Weighted
   Range of          Number     Contractual      Average          Number        Average
Exercise Prices    Outstanding     Life       Exercise Price    Exercisable   Exercise Price
---------------    -----------  -----------   --------------    -----------   --------------
$0.69 to $1.99       500,000        9.52         $1.26           100,000         $1.31

$2.00 to $3.99        14,000        9.02         $2.13                --            --

$4.00 to $5.99       639,000        6.06         $4.23           379,000         $4.23

$6.00 to $6.94        12,000        8.01         $6.94            12,000         $6.94
                   ---------                                     -------
$0.69 to $6.94     1,165,000        7.60         $2.96           491,000         $3.70
                   =========                                     =======


        The weighted-average value per share of options granted during 1999, 1998 and 1997 was $0.52, $2.80 (unaudited) and $1.98
        (unaudited). The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (unaudited for 1998 and 1997): dividend yield of 0% for all three years; expected volatility of 15.63% for 1999, 47.66% for 1998, and 43.46% for
        1997; risk-free interest rate of 5.49% for 1999, 5.63% for 1998, and 6.28% for 1997, and an expected life of 5.00 years for 1999,
        5.00 years for 1998, and 4.96 years for 1997.

        SFAS No. 123, "Accounting for Stock Based Compensation," requires pro forma disclosures for companies not adopting its fair value accounting method for stock-based employee compensation. Accordingly, the following pro forma information presents net income (loss) and net income (loss) per share for 1999, 1998 and 1997 had the Standard's fair value method been used to measure compensation cost for stock option plans. No compensation expense related to stock options was actually recognized.

                                                 Unaudited      Unaudited
                                    1999            1998           1997
                               ------------    -------------   ------------
Net income (loss):
  As reported                  $    254,083    $ (3,470,216)   $(4,028,917)
  Pro forma                         148,672      (3,768,096)    (4,409,206)

Net income (loss) per share:
  As reported
    Basic                              0.04           (0.60)         (0.70)
    Diluted                            0.04           (0.60)         (0.70)
  Pro forma
    Basic                              0.03           (0.65)         (0.77)
    Diluted                            0.03           (0.65)         (0.77)


        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The pro forma effect may increase in the future if more options are granted.

11. Employee Benefit Plans

        The Company offers a 401(k) profit sharing plan for the benefit of all full-time employees. Participants may contribute up to 10% of their gross compensation, subject to statutory limits. The Company matches up to 50% of those contributions up to a maximum match of 2.5% of the participant's compensation. The Company's matching percentage was 50% of the employee's contribution for 1999, 1998 (unaudited) and 1997 (unaudited). The Company may also provide an additional discretionary percentage. Employee contributions are vested at all times and the Company's contributions vest in equal annual installments over a period of 5 years of service. The cash contribution expense included in salaries and employee benefits was $90,000, $86,000 (unaudited) and $94,000 (unaudited) for 1999, 1998 and 1997.

        The Company provides certain post-retirement benefits to a former Chairman and officer. Under the agreement, the Company must provide the former Chairman payments, payable in annual, monthly or bi-monthly installments, totaling $54,000 per year. Additionally, the Company must provide or reimburse the former Chairman for the cost of health, accident and medical insurance coverage that is equivalent to the coverage provided to those persons serving from time to time as the senior executive officers of the Company. The Company's obligation under the agreement terminates at the earlier of death or when the former Chairman reaches 85 years of age. Generally accepted accounting principles require the accrual of post-retirement benefits during the period of the beneficiary's employment. As the former Chairman retired during 1999, the Company recognized an accrual of $400,000, which represents the estimated discounted present value of the Company's future payment obligation.


12. Common Stock Rights Agreement

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


13. Financial Instruments With Off-Balance-Sheet Risk and Concentration of Credit Risk

        Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued in the normal course of business to meet the financing needs of customers. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met. These agreements usually have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

        The total amounts of financial instruments with off-balance sheet risk at year-end 1999 and 1998 were unfunded loan commitments of $4,125,000 and $6,653,000 (unaudited) and letters of credit of $158,000 and $238,000 (unaudited).

13. Financial Instruments With Off-Balance-Sheet Risk and Concentration of Credit Risk (continued)

        Unfunded loan commitments and letters of credit carrying fixed interest rates totaled $628,000 and $8,000 at year-end 1999. The interest rates on these commitments ranged from 7.50% to 18.0%.

        Federal funds sold totaled $4,335,000 and $24,762,000 (unaudited) at year-end 1999 and 1998. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed FDIC insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

        The Company has geographic concentrations of credit in its principal trade areas of Bexar, Comal, Grayson, and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance premium finance loans, secured by the residual value of unearned insurance premiums, comprise $20,639,000, or 30.5%, and $24,571,000 (unaudited), or 24.6% (unaudited), of gross loans at year-end 1999 and 1998.


14. Other Noninterest Expense

        Other noninterest expense consisted of the following:


                                                  Unaudited     Unaudited
                                       1999          1998          1997
                                   -----------   -----------   -----------
Professional services              $ 1,324,812   $ 1,020,970   $ 1,126,351
Settlements and accruals for
legal proceedings                           --       336,698            --
Postage                                267,376       447,312       374,233
Telephone                              291,945       363,023       342,161
Office supplies                        177,505       341,028       290,533
Advertising                             81,793       164,163       189,510
Amortization of intangibles
   and debt issuance costs             620,114       634,821       506,172
Insurance                              156,441       153,260        95,957
FDIC assessment                        363,525        69,976        15,626
Interest on IPF refunds                327,380       190,839        40,290
Operational losses                      48,784       229,761        13,987
Other                                  925,656       798,677       694,606
                                   -----------   -----------   -----------
Total other noninterest expense    $ 4,585,331   $ 4,750,528   $ 3,689,426
                                   ===========   ===========   ===========

        Professional services expense includes legal fees to a firm in which a director of the Company holds an interest in the amount of $333,000, $182,000 (unaudited) and $110,000 (unaudited) in 1999,
        1998 and 1997.

15. Federal Income Taxes

        Year-end deferred tax assets and liabilities consist of the following:

                                                          Unaudited
                                             1999            1998
                                        ------------    ------------
Deferred tax liabilities:
  Depreciation and amortization         $  (692,673)    $  (749,587)
  Deferred loan costs                      (115,906)       (215,219)
  Other                                    (117,006)       (105,963)
  Net unrealized gain on securities
    available-for-sale                           --         (26,497)
                                        ------------    ------------
      Gross deferred tax liability         (925,585)     (1,097,266)

Deferred tax assets:
  Net operating loss carryforwards        1,228,204       1,873,100
  Alternative minimum tax
    loss carryforward                       239,997          81,599
  Deferred compensation                     136,101          28,623
  Allowance for credit losses               101,517         205,582
  Non compete agreement                          --         374,644
  Other real estate losses                   37,037          39,719
  Other                                      22,338         104,963
  Net unrealized loss on securities
    available for sale                      339,981              --
                                        ------------    ------------
      Gross deferred tax assets           2,105,175       2,708,230
                                        ------------    ------------
      Net deferred tax asset              1,179,590       1,610,964

      Less valuation allowance for net
        deferred tax asset                       --      (1,637,461)
                                        ------------    ------------
      Total net deferred tax
        asset (liability)               $ 1,179,590     $   (26,497)
                                        ============    ============

        As of year-end 1998 the Company had a net deferred tax asset of $1,637,000 (unaudited), excluding the tax effect of unrealized gains on securities available for sale. Due to going concern uncertainties as of year-end 1998, described in Note 1, the Company provided a 100% valuation allowance for the net deferred tax asset which could not be utilized by a NOL carryback. The realization of the net deferred tax asset is contingent upon the Company generating sufficient future taxable income during the carry forward period. As of year-end 1999, management concluded a valuation allowance was not necessary, as management believes it is more likely than not the Company will realize the net deferred tax assets during the carry-forward period.

        The provision (benefit) for federal income taxes consists of the following:

                                            Unaudited         Unaudited
                               1999            1998              1997
                           ------------    -------------    --------------
Current                    $        --     $ (1,105,834)    $          --
Deferred:
  Federal                       797,852         381,949        (2,084,750)
  Valuation allowance        (1,637,461)      1,637,461                --
                           ------------    -------------    --------------
Provision (benefit) for
  federal income tax
  expense charged to
  results of operations        (839,609)        913,576        (2,084,750)
Tax effect of change in
  unrealized gain
  (loss) on securities
  available for sale           (366,478)        (24,700)           59,249
                           ------------    -------------    --------------
Comprehensive provision
  (benefit) for federal
  income taxes             $ (1,206,087)   $    888,876     $  (2,025,501)
                           =============   =============    ==============

        The effective tax rate on net loss before income taxes differs from the U.S. statutory tax rate as follows:

                                            Unaudited     Unaudited
                                  1999         1998          1997
                                --------      -------       -------

        U.S. statutory  rate     (34.0)%      (34.0)%       (34.0)%
        Valuation allowance     (279.7)%       59.0 %          -- %
        Goodwill                 167.8 %       10.3 %        (2.9)%
        Tax-exempt interest       (3.5)%       (5.2)%         2.1 %
        Other                      6.0 %        5.6 %         0.7 %
                                --------      -------       -------
        Effective tax rate      (143.4)%       35.7 %       (34.1)%
                                ========      =======       =======

        As of year-end 1999 for income tax reporting purposes, the Company has a current net pretax operating loss carryforward of $3,508,000, which expires, if not used, in 2019. The Company has an additional loss carryforward of approximately $104,000 for income tax reporting purposes, which expires, if not used, in 2003. The utilization of this additional net operating loss carryforward is limited by Section 382 of the Internal Revenue Code to approximately $15,000 annually until its expiration.

        The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss carry-forwards may be limited as a result of such an "ownership change" as defined in the Internal Revenue Code.

        The Company also has an alternative minimum tax credit carryover of $240,000, which can be used to offset regular tax in future periods.


16. Commitments and Contingencies

        Change in Control Agreements: The Company has change in control agreements with certain executive officers. The agreements provide for the payment of benefits, under certain circumstances, to these executive officers in the event of the termination of the employment of such officers following a change in control of the Company.

        Federal Home Loan Bank Advances: As a member of the Federal Home Loan Bank (FHLB) system, the Bank has the ability to obtain borrowings up to a maximum total of 50% of the Bank's total assets subject to the level of qualified, pledgable 1-4 family residential real estate loans and FHLB stock owned. As discussed in a separate note, under a formal agreement with the OCC, the Bank is prohibited from incurring additional debt without prior approval. The advances are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock. No FHLB advances were outstanding as of year-end 1999 or 1998 (unaudited).

        Loan Purchase Agreements: On March 16, 1998, the Bank entered into an agreement with CAA Premium Finance ("CAA") to purchase premium finance loans for a term of five years on an exclusive basis and at an annual minimum amount of $4,000,000. The Bank has reserved the right to accept or reject each loan offered. The purchased loans must meet the Bank's underwriting standards prior to purchase. CAA retains loans that do not meet the Bank's underwriting criteria.

        The Bank also entered into an agreement with Cardinal Premium Finance ("Cardinal") on June 7, 1998 to purchase premium finance loans for a term of five years on an exclusive basis and at an annual minimum amount of $8,000,000. The Bank has reserved the right to accept or reject each loan offered. The purchased loans must meet the Bank's underwriting standards prior to purchase. Cardinal retains loans that do not meet the Bank's underwriting criteria.

        Litigation: The Bank is a defendant in two related cases:
        Tennessee, ex.rel., Douglas Sizemore, Commissioner of Commerce and Insurance for the State of Tennessee, et al. vs. Surety Bank, N.A., filed in June 1995 in the Federal District Court for the Northern District of Texas, Dallas, Division (the "Anchorage Case"), and United Shortline, Inc. Assurance Services, N.A. et al. vs. MacGregor General Insurance Company, Ltd., et al., now pending in the 141st Judicial District Court of Tarrant County, Texas (the "MacGregor Case").

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

        The Anchorage case was called to trial in July 1998, where, immediately before trial was to begin, the court granted summary judgment in favor of the Bank and entered a take nothing judgment against the Plaintiff. The trial court's summary judgment was appealed to the Fifth Circuit Court of Appeals, which affirmed the judgment of the trial court.

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

        The Bank moved for and obtained a summary judgment that its intervention and interpleader of funds was proper. Shortline also sought and obtained a summary judgment from the trial court that the funds interpled by the Bank into the court's registry belonged to Shortline. Tennessee appealed the summary judgment to the Fort Worth Court of Appeals. The Fort Worth Court of Appeals affirmed the trial court's ruling that the Bank's intervention and interpleader was proper but reversed the trial court's ruling that the funds in the court belonged to Shortline. Tennessee then appealed that ruling to the Texas Supreme Court which affirmed the judgment of the Court of Appeals. This case has been remanded to the trial court for disposition of the remaining issues. No trial date has been set in this matter.

        The Bank believes both of these cases lack merit and will continue to defend them vigorously. The final outcome of both of these cases is uncertain at this time.

        Various other contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's financial condition or results of operations.

        IPF Accounting Irregularities: On September 21, 1999, the Board of Directors and the OCC entered into an amendment to a prior formal agreement (discussed below) whereby the Company would retain the services of a qualified independent forensic accountant to review certain IPF accounting transactions relating to any overpayment of loan balances and/or refunds due to IPF customers and report to the Board of Directors and the OCC regarding the findings of the review. As discussed in Note 2, the Company recognized losses totaling $2,611,000 over the current and prior years based on the findings of the review. The results of the review have been reported to the OCC. At this time, however, the Company cannot reasonably predict the likelihood of any further bank regulatory action or the likelihood of other potential investigations or actions by additional governmental agencies.


17. Regulatory Matters

        Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

        The Bank is a national banking association and therefore is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC"). The Bank is also a member of the Federal Reserve Banking System ("FRB") and the Federal Deposit Insurance Corporation ("FDIC"). Because the FRB regulates the bank holding company parent of the Bank, the FRB also has supervisory authority that directly affects the Bank. In addition, upon making certain determinations with respect to the condition of any insured national bank, such as the Bank, the FDIC may begin proceedings to terminate a bank's federal deposit insurance.

        On November 19, 1998 the Board of Directors of the Bank entered into a Formal Agreement with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March
        31, 1999. The Bank was also required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, by March 31, 1999, the Bank was required to achieve total risk-based capital of at least 12% of risk-weighted assets and Tier I leverage capital of at least 7.5% of average assets.
        By December 31, 1999, the Bank was required to achieve total risk-based capital of at least 14% of risk-weighted assets. The Bank failed to achieve the capital requirements set forth in the Formal Agreement by March 31, 1999 and submitted a request for an extension to September 30, 1999. The OCC granted the extension and the Bank achieved the required level of capital upon completion of the sales of the Midlothian and Waxahachie branches on June 30, 1999.

        The Formal Agreement establishes higher capital requirements than those applicable under prompt corrective action regulations for an "adequately" and "well capitalized" bank. The table below sets forth Consolidated and Bank only actual capital levels in addition to the capital requirements under the Formal Agreement and prompt corrective action regulations.

                                                                               Minimum Requirements
                                                                   Formal      Under Prompt Corrective
                                Actual Year-end Capital Ratios  Agreement at     Action Regulations
                                ------------------------------   December 31,  ------------------------
                                                    Unaudited       1999       Adequately      Well
                                     1999             1998                     Capitalized  Capitalized
                                -------------  ---------------  -------------  -----------  -----------
Leverage Ratio:
  Tier I capital to average
       assets
    Consolidated                     5.38%            1.88%                       4.00%         5.00%
    Bank                             9.78%            4.14%         7.50%         4.00%         5.00%

Risk-Based Capital Ratios:
  Tier I capital to risk-
       weighted assets
    Consolidated                     7.38%            3.12%                       4.00%         6.00%
    Bank                            13.49%            6.88%         6.00%         4.00%         6.00%
  Total capital to risk-
       weighted assets
    Consolidated                    12.31%            5.92%                       8.00%        10.00%
    Bank                            14.73%            8.12%        14.00%         8.00%        10.00%


Year-end Consolidated and Bank only actual capital amounts were as follows:

                                Consolidated                   Bank Only
                         --------------------------   ---------------------------
                                         Unaudited                     Unaudited
                             1999           1998           1999           1998
                         -----------   ------------   ------------   ------------
Tier I capital           $ 5,379,000   $  3,294,000   $  9,804,000   $  7,243,000

Tier II capital            3,594,000      2,956,000        902,000      1,306,000
                         -----------   ------------   ------------   ------------
Total capital            $ 8,973,000   $  6,250,000   $ 10,706,000   $  8,549,000
                         ===========   ============   ============   ============
Risk-weighted assets     $72,879,000   $105,522,000   $ 72,657,000   $105,285,000
                         ===========   ============   ============   ============
Adjusted average assets  $99,942,000   $175,012,000   $100,224,000   $174,772,000
                         ===========   ============   ============   ============

        As of year-end 1999, the Company and Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to year-end 1999 that would change the Company's or the Bank's capital category.

        Additionally, pursuant to the Formal Agreement, the Board of Directors was required to develop a three year capital plan program, a plan to enhance its management information systems, a three year strategic plan establishing objectives for the Bank's earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of non-performing assets, product line development and market segments which the Bank intends to promote or develop, together with strategies to achieve those objectives, a revised loan policy, and a loan classification policy, each for submission to, and approval by, the OCC. All of these recommended enhancements have been implemented.

        The Formal Agreement also prohibits the Board of Directors from declaring or paying any dividends unless the Bank (1) is in compliance with 12 U.S.C. ss. ss. 56 and 60, its approved capital program provided for in the Formal Agreement, and the capital levels set forth in the Formal Agreement, as more fully described above, and (2) has obtained the prior written approval of the OCC.

        The Holding Company does not have material working capital needs separate from those of the Bank, other than the payment of interest on its convertible subordinated debt (see separate note). The Bank is currently precluded from declaring and paying any dividends to the Holding Company under the Formal Agreement. The provisions of the subordinated debt do not allow holders to force an interest payment. On November 9, 1999 the OCC approved a $262,000 reduction of the Bank's surplus, the proceeds of which were upstreamed to the Holding Company, which, together with a $60,000 capital contribution by certain officers and directors of the Holding Company and a $139,000 federal income tax payment by the Bank to the Holding Company, was sufficient to enable the Holding Company to meet its September 30, 1999 interest obligations under the Notes and to pay certain other operating expenses. Additionally, on March 28, 2000 the OCC approved another reduction in the Bank's surplus in the amount of $500,000 that enabled the Holding Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. No assurance can be given, however, that the OCC will continue to approve such reductions in the Bank's surplus, particularly if the Bank is unable to commence operating profitably in the near future. On April 26, 2000, the Holding Company's Board of Directors resolved to guarantee to personally loan the Company up to $200,000, if necessary, to enable the Holding Company to meet its cash obligations in 2000.

        On October 28, 1999 the Holding Company entered into a Memorandum of Understanding (the "MOU") with the FRB. Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Holding Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Holding Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Holding Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Holding Company has submitted each of the requested plans and procedures to the FRB. Finally, the Holding Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC.

18. Fair Value of Financial Instruments

        The estimated fair value approximates carrying value for financial instruments except those described below:

        Securities: Fair values for securities are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

        Loans: The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality.

        Deposits: The fair value of deposit liabilities with defined maturities is estimated by discounting future cash flows using the interest rates currently offered for deposits of similar remaining maturities.

        Long-term Debt: The fair value of the Company's subordinated notes payable is not readily determinable. The Company has estimated the value of the notes at par plus the premium the Company would be required to pay if the notes were retired at year-end 1999 and 1998.

        Off-Balance-Sheet Instruments: The fair values of these items are not material and are therefore not included on the following schedule.

        The estimated year-end fair values of financial instruments were as follows:

                                                                         Unaudited
                                              1999                          1998
                                  --------------------------   -----------------------------
                                    Carrying      Estimated       Carrying        Estimated
                                      Value      Fair Value         Value        Fair Value
                                  ------------  ------------   -------------   -------------
Financial assets:
  Cash and cash equivalents       $  9,751,228  $  9,751,000   $  34,051,649   $  34,052,000
  Interest-bearing time deposits        25,000        25,000          94,939          95,000
  Securities available for sale     12,480,492    12,480,000      24,886,704      24,887,000
  Loans, net                        65,772,554    67,033,000      97,032,336      97,719,000
  Medical claims receivables, net           --            --         505,194         505,000
  Accrued interest receivable          514,453       514,000         759,833         760,000
  Cash surrender value of life
    insurance                           70,418        70,000          48,840          49,000

Financial liabilities:
  Noninterest-bearing deposits    $(16,481,651) $(16,482,000)  $ (31,416,730)  $ (31,417,000)
  Interest-bearing deposits        (68,396,467)  (68,606,000)   (123,430,405)   (123,570,000)
  Long-term debt                    (4,350,000)   (4,698,000)     (4,350,000)     (4,742,000)
  Accrued interest payable            (609,333)     (609,000)       (743,481)       (743,000)


19. Business Segments

        The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on net interest income and profit or loss from operations.

                                                      Insurance   Medical Claims
                                        Community      Premium     Receivables
                                         Banking      Financing     Factoring       Total
                                      ------------  ------------  -------------- ------------
1999:
    Net interest income (expense)     $  3,823,898  $  2,029,834    $ (45,516)   $  5,808,216
    Provision for credit losses             99,229        37,707           --         136,936
    Noninterest income                   3,989,764       562,504           --       4,552,268
    Noninterest expense                  8,979,622     1,451,126      378,326      10,809,074
    Net (loss) income                      549,016      (478,855)     183,922         254,083
    Loans, gross                        47,078,335    20,639,094           --      67,717,429
    Medical claims receivables, gross           --            --           --              --
    Total assets                        83,217,189    20,976,744           --     104,193,933

1998 (unaudited):
    Net interest income               $  7,222,819  $  1,520,586    $ 606,794    $  9,350,199
    Provision for credit losses            435,209     3,097,893     (694,194)      2,838,908
    Noninterest income                   2,529,060       896,242           --       3,425,302
    Noninterest expense                  9,245,045     2,297,954      950,234      12,493,233
    Net (loss) income                       97,219    (4,043,526)     476,091      (3,470,216)
    Loans, gross                        75,339,566    24,570,762           --      99,910,328
    Medical claims receivables, gross           --            --      646,378         646,378
    Total assets                       149,718,652    24,166,211      719,713     174,604,576

1997(unaudited):
    Net interest income                  5,754,941     1,751,526    2,163,910       9,670,377
    Provision for credit losses            195,000       729,493    6,244,996       7,169,489
    Noninterest income                   1,492,582     1,046,336           --       2,538,918
    Noninterest expense                  8,633,057     1,719,164      801,252      11,153,473
    Net (loss) income                     (687,331)      229,875   (3,571,461)     (4,028,917)
    Loans, gross                        60,472,615    40,361,185           --     100,833,800
    Medical claims receivables, gross           --            --    8,079,524       8,079,524
    Total assets                       125,195,936    42,438,086    4,350,905     171,984,927

20. Parent Company Condensed Financial Statements

        The following are condensed parent company financial statements:

                          Condensed Balance Sheets
                         December 31, 1999 and 1998

                                                                 Unaudited
                                                     1999           1998
                                                 ------------   ------------

Assets:
  Cash and cash equivalents                      $      4,748   $    274,233
  Investment in subsidiary                         15,360,235     15,665,087
  Other assets                                        611,780        420,819
                                                 ------------   ------------
    Total assets                                 $ 15,976,763   $ 16,360,139
                                                 ============   ============
Liabilities:
  Convertible subordinated debt                  $  4,350,000   $  4,350,000
  Accrued interest payable                             97,875         97,875
  Other liabilities                                   205,918        196,413
                                                 ------------   ------------
    Total liabilities                               4,653,793      4,644,288

Shareholders' equity:
  Common stock                                         59,751         58,401
  Additional paid-in capital                       17,152,587     17,093,786
  Accumulated deficit                              (4,911,864)    (5,165,947)
  Stock rights issuable                                57,902         57,902
  Treasury stock                                     (375,443)      (375,443)
  Accumulated other comprehensive income (loss)      (659,963)        47,152
                                                 ------------   ------------
    Total shareholders' equity                     11,322,970     11,715,851
                                                 ------------   ------------
    Total liabilities and shareholders'
        equity                                   $ 15,976,763   $ 16,360,139
                                                 ============   ============

           Condensed Statements of Income and Comprehensive Income
                Years Ended December 31, 1999, 1998 and 1997

                                                   Unaudited      Unaudited
                                      1999            1998           1997
                                  -----------     -----------    -----------
Operating income:
  Interest income                 $        --     $    19,806    $    20,533
  Dividends from subsidiary           261,935
  Other income                          1,839
                                  -----------     -----------    -----------
    Total operating income            263,774          19,806         20,533

Operating expenses:
  Interest expense                    392,718         324,818             --
  Other expenses                      460,366         432,264        244,120
                                  -----------     -----------    -----------
    Total operating expenses          853,084         757,082        244,120
                                  -----------     -----------    -----------

  Loss before income taxes
    and equity in undistributed
    net income (equity in net
    loss) of subsidiary              (589,310)       (737,276)      (223,587)

Income tax expense (benefit)         (441,130)         23,092        (80,528)
                                  -----------     -----------    -----------

  Loss before equity in net
     loss and distributions
     in excess of net loss of
     subsidiary                      (148,180)       (760,368)      (143,059)

Equity in undistributed
  earnings (equity in net
  loss) of subsidiary                 402,263      (2,709,848)    (3,885,858)
                                  -----------     -----------    -----------

    Net income (loss)                 254,083      (3,470,216)    (4,028,917)

Other comprehensive income -
  net change in unrealized
  holding gain on securities
  available for sale, net of
  tax                                (707,115)        (43,863)       105,335
                                  -----------     -----------    -----------

Comprehensive loss                $  (453,032)    $(3,514,079)   $(3,923,582)
                                  ===========     ===========    ===========

                      Condensed Statements of Cash Flows
                Years Ended December 31, 1999, 1998 and 1997

                                                         Unaudited       Unaudited
                                              1999          1998            1997
                                          ----------   -------------    ------------
Cash flows from operating activities:
  Net income (loss)                       $  254,083   $ (3,470,216)    $(4,028,917)
    Adjustments to reconcile net
      income (loss) to net cash
      from operating activities:
     Amortization of debt issuance
        costs                                 41,590         31,193              --
     (Equity in undistributed earnings)
        equity in net loss of subsidiary    (402,263)     2,709,848       3,885,858
     Net change in other assets and
        other liabilities                   (223,046)       315,328          98,590
                                          ----------   -------------    ------------
       Net cash from operating activities   (329,636)      (413,847)        (44,469)
                                          ----------   -------------    ------------

Cash flows from investing activities:
  Investment in subsidiary                        --     (4,000,000)             --
                                          ----------   -------------    ------------
       Net cash from investing activities         --     (4,000,000)             --
                                          ----------   -------------    ------------

Cash flows from financing activities:
  Sale of common stock                        60,151             --              --
  Exercise of stock options, net of
     tax benefit                                  --        226,508         116,039
  Proceeds from debt, net of issuance
     costs                                        --      3,934,093              --
  Purchase of treasury stock                      --       (202,615)        (98,289)
                                          ----------   -------------    ------------
      Net cash from financing activities      60,151      3,957,986          17,750
                                          ----------   -------------    ------------

Net change in cash and cash equivalents     (269,485)      (455,861)        (26,719)

Beginning cash and cash equivalents          274,233        730,094         756,813
                                          ----------   -------------    ------------

Ending cash and cash equivalents          $    4,748   $    274,233     $   730,094
                                          ==========   ============     ============

                               INDEX TO EXHIBITS
Exhibit
Number                          Exhibit

10.08   Earnest Money Contract between Curtis F. Nooner, Norman
        S. Moize, and Waldron Property Company No. Two, L.P., as seller, and Surety Bank, National Association, as purchaser, dated April 29, 1999, and First Amendment to Earnest Money Contract, dated June 25, 1999.

10.09   Form of Change in Control Agreement between Surety
        Capital Corporation, Surety Bank, National Association and Charles M. Ireland, John D. Blackmon and Lloyd W. Butts, dated October 18, 1999.

10.10   Form of Redeemable Convertible Promissory Note between
        Surety Capital Corporation and C. Jack Bean, Charles M. Ireland, Margaret E. Holland, Aaron M. Siegel, Garrett Morris, Cullen W. Turner, William B. Byrd, Michael L. Milam and Lloyd W. Butts, and related Warrant, dated October 29, 1999.

10.11   Form of Indemnification Agreement between Surety
        Capital Corporation and William B. Byrd, Lloyd W. Butts, Charles
        M. Ireland, Margaret E. Holland, Michael L. Milam, Garrett
        Morris, Cullen W. Turner and John D. Blackmon, dated January 18, 2000.

10.12 Form of Indemnification Agreement between Surety Bank, National Association and William B. Byrd, Lloyd W. Butts, Charles M. Ireland, Margaret E. Holland, Michael L. Milam, Garrett Morris, Cullen W. Turner and John D. Blackmon, dated January 18, 2000.

21      Subsidiaries of the Registrant.

23      Consent of Fisk & Robinson, P.C.

24      Special Power of Attorney.

27      Financial Data Schedule.