Form 10QSB
period 2000-03-31
SURETY CAPITAL CORP /DE/
filed 2000-05-22
CIK 784932

FORM 10-QSB


                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549



Mark One

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31,
        2000, OR

[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        ________________ TO ______________.

Commission file number 33-1983


                         SURETY CAPITAL CORPORATION
      (Exact name of small business issuer as specified in its charter)



                   Delaware                            75-2065607
        (State or other jurisdiction of              (IRS Employer
        incorporation or organization)           Identification Number)


                 1501 Summit Avenue, Fort Worth, Texas  76102
                  (Address of principal executive offices)


                                817-335-5955
                        (Issuer's telephone number)

         1845 Precinct Line Road, Suite 100, Hurst, Texas  76054
              (Former address, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No    X


Common stock outstanding on May 15, 2000:  5,895,235 shares

                         SURETY CAPITAL CORPORATION


                                   INDEX

PART I  -  FINANCIAL INFORMATION                                    Page No.

Item 1 Financial Statements (Unaudited)

   Consolidated Balance Sheets                                          3

   Consolidated Statements of Operations                                4

   Consolidated Statements of Comprehensive Income                      5

   Condensed Consolidated Statements of Changes in Shareholders'
        Equity                                                          6

   Condensed Consolidated Statements of Cash Flows                      7

   Notes to Consolidated Financial Statements                           8

Item 2 Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      13


PART II  -  OTHER INFORMATION

Item 1 Legal Proceedings                                               20

Item 2 Changes in Securities and Use of Proceeds                       21

Item 3 Defaults Upon Senior Securities                                 21

Item 4 Submission of Matters to a Vote of Security Holders             21

Item 5 Other Information                                               21

Item 6 Exhibits and Reports on Form 8-K                                21

                         SURETY CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                             March 31,     December 31,
                                               2000            1999
                                          -------------    ------------
Assets:
 Cash and due from banks                  $   3,753,454    $  5,416,633
 Federal funds sold                           5,610,000       4,334,595
                                          -------------    ------------
   Total cash and cash equivalents            9,363,454       9,751,228
 Interest-bearing time deposits in
   other financial institutions                  25,000          25,000
 Securities available for sale, at
   fair value                                12,812,878      12,480,492
 Loans, net                                  63,764,450      65,772,554
 Premises and equipment, net                  6,156,120       6,295,302
 Accrued interest receivable                    608,196         514,453
 Other real estate and repossessed assets       750,245         825,245
 Goodwill, net                                5,321,225       5,432,346
 Other assets                                 1,832,895       3,097,313
                                          -------------    ------------

       Total assets                       $ 100,634,463    $104,193,933
                                          =============    ============

Liabilities:
 Noninterest-bearing demand deposits      $  17,578,805    $ 16,481,651
 Savings, NOW and money market accounts      20,793,481      22,959,487
 Time deposits, $100,000 and over            12,508,044      13,225,995
 Other time deposits                         31,633,404      32,210,985
                                          -------------    ------------
   Total deposits                            82,513,734      84,878,118
 Convertible subordinated debt                4,350,000       4,350,000
 Accrued interest payable and other
   liabilities                                2,449,311       3,642,845
                                          -------------    ------------

       Total liabilities                     89,313,045      92,870,963
                                          -------------    ------------

Shareholders' Equity:
 Preferred stock, $0.01 par value,
   1,000,000 shares authorized, none
   issued
 Common stock, $0.01 par value, 20,000,000
   shares authorized, 5,975,071 shares
   issued                                        59,751          59,751

 Additional paid-in capital                  17,152,587      17,152,587
 Accumulated deficit                         (5,007,402)     (4,911,864)
 Stock rights issuable                           57,902          57,902
 Treasury stock, 79,836 shares at cost         (375,443)       (375,443)
 Accumulated other comprehensive income
   (loss)                                      (565,977)       (659,963)
                                          -------------    ------------

       Total shareholders' equity            11,321,418      11,322,970
                                          -------------    ------------

       Total liabilities and
         shareholders' equity             $ 100,634,463    $104,193,933
                                          =============    ============

        See accompanying notes to consolidated financial statements.

                        SURETY CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                Three Months Ended
                                             -------------------------
                                               March 31,    March 31,
                                                 2000         1999
                                             -----------  ------------
Interest income:
  Loans, including fees                      $ 1,597,393  $  2,305,071
  Securities:
    Taxable                                      199,708       306,047
    Tax-exempt                                        --        33,472
  Medical claims receivables factoring                --        60,714
  Federal funds sold and interest bearing
    deposits                                      52,754       257,574
                                             -----------  ------------

      Total interest income                    1,849,855     2,962,878

Interest expense:
  Deposits                                       700,685     1,192,439
  Notes payable                                   97,875       108,273
                                             -----------  ------------

      Total interest expense                     798,560     1,300,712
                                             -----------  ------------

Net interest income                            1,051,295     1,662,166


Provision for loan losses                             --        95,355
                                             -----------  ------------

Net interest income after provision for
  loan losses                                  1,051,295     1,566,811

Noninterest income:
  Service charges on deposit accounts            138,117       221,267
  Loan collection fees and late charges          143,306       202,862
  Securities gains, net                              --            162
  Other income                                   406,725        35,871
                                             -----------  ------------

      Total noninterest income                   688,148       460,162


Noninterest expense:
  Salaries and employee benefits                 755,306     1,220,228
  Occupancy and equipment                        357,296       509,110
  Other expenses                                 763,570     1,102,322
                                             -----------  ------------

      Total noninterest expense                1,876,172     2,831,660
                                             -----------  ------------

Net loss before income taxes                    (136,729)     (804,687)
Income tax benefit                               (41,191)       (3,462)
                                             -----------  ------------

Net loss                                     $   (95,538) $   (801,225)
                                             ===========  ============

Net income (loss) per share - Basic          $     (0.02) $      (0.14)
                                             ===========  ============

Net income (loss) per share - Diluted        $     (0.02) $      (0.14)
                                             ===========  ============

        See accompanying notes to consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (Unaudited)


                                                 Three Months Ended
                                             ---------------------------
                                              March 31,      March 31,
                                                2000           1999

                                             -----------    ------------
Net loss                                     $   (95,538)   $   (801,225)

Other comprehensive income (loss):
  Unrealized gain (loss) on
    available-for-sale securities arising
    during the period                            142,404        (222,242)
  Reclassification adjustment for amounts
    realized on securities sales included
    in income                                         --            (162)
                                             -----------    ------------

  Net unrealized gain(loss)                      142,404        (222,404)
  Tax effect                                     (48,418)         80,050
                                             -----------    ------------

    Total other comprehensive income (loss)       93,986        (142,354)
                                             -----------    ------------

Comprehensive loss                           $    (1,552)   $   (943,579)
                                             ===========    ============

        See accompanying notes to consolidated financial statements.

                        SURETY CAPITAL CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Unaudited)


                                                    Three Months Ended
                                                ----------------------------
                                                   March 31,     March 31,
                                                     2000          1999
                                                -------------  -------------
Balance at beginning of period                  $  11,322,970  $  11,715,851

Net loss                                              (95,538)      (801,225)

Change in fair value of securities available
  for sale, net of tax                                 93,986       (142,354)
                                                -------------  -------------
Balance at end of period                        $  11,321,418  $  10,772,272
                                                =============  =============


        See accompanying notes to consolidated financial statements.

                        SURETY CAPITAL CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                    Three Months Ended
                                                --------------------------
                                                  March 31,      March 31,
                                                    2000           1999
                                                ------------   -----------
Net cash from operating activities              $    111,574   $  (491,827)

Cash flows from investing activities:
  Net change in loans                              2,086,104     6,608,940
  Net payments received on purchased
    medical claims receivables                            --       224,678
  Securities available for sale:
    Purchases                                       (197,394)   (7,021,793)
    Maturities and repayments                          7,550     4,742,221
    Proceeds from sales                                   --       520,000
  Proceeds from maturities of interest
    -bearing time deposits                                --        94,939
  Premises and equipment expenditures                (31,224)      (49,351)
                                                ------------   -----------

      Net cash from investing activities           1,865,036     5,119,634
                                                ------------   -----------

Cash flows from financing activities:
  Net change in deposits                          (2,364,384)   (8,397,708)
                                                ------------   -----------

      Net cash from financing activities          (2,364,384)   (8,397,708)
                                                ------------   -----------

Net change in cash and cash equivalents             (387,774)   (3,769,901)
Cash and cash equivalents at beginning of period   9,751,228    34,051,649
                                                ------------   -----------

Cash and cash equivalents at end of period      $  9,363,454   $30,281,748
                                                ============   ===========
Supplemental disclosures:
  Cash paid for interest                        $    922,352   $ 1,472,362
  Cash paid for federal income taxes                      --            --

Significant non-cash transactions:
  Transfers of repossessed collateral to
    other real estate                                     --       125,000
  Additions to loans to facilitate sale of
    other real estate                                (78,000)           --


        See accompanying notes to consolidated financial statements.

                        SURETY CAPITAL CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	Summary of Significant Accounting Policies

        The accompanying consolidated financial statements include the accounts of the Surety Capital Corporation (the "Holding
        Company") and its wholly-owned subsidiary, Surety Bank, National Association (the "Bank"), together referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

        These interim financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended December 31, 1999, included in its annual report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K"). Refer to the accounting policies of the Company described in the notes to financial statements contained in the 1999 Form 10-K. The Company has consistently followed these policies in preparing this Form 10-QSB.

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

        Based on the results of the independent review of the IPF division, the Company recognized additional losses, including interest, of $2,611,000 ($1,723,000 on a tax-effected basis). These losses primarily related to the recognition of previously unrecognized loan charge-offs and, to a lesser extent, to errors resulting from the absence of appropriate accounting controls within the IPF division. The additional losses were recognized as adjustments to the current and prior years beginning in the first quarter of 1996 and extending through the fourth quarter of 1999. All prior year financial information included in the accompanying consolidated financial statements has been restated to reflect these losses.

1.	Summary of Significant Accounting Policies (Continued)

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

        Some items in prior financial statements have been reclassified to conform to the current presentation.

2.	Earnings Per Share

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

        Earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                 Three Months Ended
                                                --------------------
                                                March 31,  March 31,
                                                  2000       1999
                                                ---------  ---------
Weighted-average shares outstanding - Basic     5,895,235  5,760,235
Effect of stock options                             6,750      1,587
                                                ---------  ---------
Weighted-average shares outstanding - Diluted   5,901,985  5,761,822
                                                =========  =========


        The Company reported a net loss for the first quarters of 2000 and 1999. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.


3.	Securities

        Securities available for sale consisted of the following:

                                              Gross     Gross      Estimated
                                Amortized  Unrealized Unrealized      Fair
                                   Cost       Gains     Losses       Value
                               ----------- ---------- ----------  -----------
March 31, 2000:
 U.S. Treasury notes           $   199,221  $     --  $      347  $   198,874
 U.S. government agencies       11,504,610        --     852,657   10,651,954
 Mortgage-backed securities        473,245       399       4,935      468,708
 Other securities                1,493,342        --          --    1,493,342
                               ----------- ---------- ----------  -----------
 Total securities              $13,670,418  $    399  $  857,939  $12,812,878
                               =========== ========== ==========  ===========

December 31, 1999:
 U.S. government agencies      $11,505,376  $     --  $  995,411  $10,509,965
 Mortgage-backed securities        480,706       441       4,974      476,173
 Other securities                1,494,354        --          --    1,494,354
                               ----------- ---------- ----------  -----------
 Total securities              $13,480,436  $    441  $1,000,385  $12,480,492
                               =========== ========== ==========  ===========

3.	Securities (Continued)

        There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 1999 or March 31, 2000.

        Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank ("FHLB").

        The amortized cost and estimated fair value of securities at March 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.
                                                             Estimated
                                                Amortized       Fair
                                                   Cost        Value
                                               -----------  -----------
 Due within one year                           $   199,221  $   198,874
 Due after one year through five years                  --           --
 Due after five years through ten years         11,504,610   10,651,954
 Mortgage-backed securities                        473,245      468,708
 Other securities                                1,493,342    1,493,342
                                               -----------  -----------
 Total securities                              $13,670,418  $12,812,878
                                               ===========  ===========


Sales of securities available for sale were as follows:

                           Three Months Ended
                        --------------------------
                         March 31,      March 31,
                           2000          1999
                        ----------  --------------
        Proceeds        $       --  $      520,000
        Gross Gains             --             162
        Gross Losses            --              --


4.	Loans and Medical Claims Receivables

	Loans consisted of the following:

                                       March 31,   December 31,
                                         2000         1999
                                      -----------  -----------
        Real estate loans             $33,802,839  $31,529,099
        Insurance premium financing    17,407,529   20,639,094
        Commercial loans                9,166,350    9,870,652
        Installment loans               5,117,903    5,678,584
                                      -----------  -----------

        Total gross loans              65,494,621   67,717,429

        Unearned interest                (417,555)    (510,834)
        Allowance for credit losses    (1,312,616)  (1,434,041)
                                      -----------  -----------

        Loans, net                    $63,764,450  $65,772,554
                                      ===========  ===========

4.	Loans and Medical Claims Receivables (Continued)

        From 1990 through 1998, the Company was engaged in medical claims factoring, purchasing primarily insurance company claims from a variety of health care providers. In 1998, operation of the medical claims factoring division was discontinued; however, due to the existence of contractual commitments to nine customers and in order to enhance the collectibility of previously charged-off medical claims, the Company continued to factor new medical claims receivables on behalf of these customers in 1999. As of December 31, 1999 the contractual commitments had expired and there were no medical claims receivable balances outstanding at such date.

        Activity in the allowance for credit losses on loans and medical claims receivables was as follows:

                                                Three Months Ended
                                        ------------------------------
                                            March 31,       March 31,
                                              2000            1999
                                        --------------  --------------
Beginning balance                       $    1,434,041  $    2,103,024

Provision for credit losses                         --          95,355
Charge-offs:
  Loans                                       (266,925)       (423,684)
  Medical claims receivables                        --         (10,025)
Recoveries:
  Loans                                        141,806         219,486
  Medical claims receivables                     3,694         275,862
                                        --------------  --------------
Ending balance                          $    1,312,616  $    2,260,018
                                        ==============  ==============

Impaired loans were as follows:

                                                March 31,    December 31,
                                                  2000           1999
                                              ------------   ------------
Impaired loans with allowance allocated       $  3,105,111   $  3,958,654
Impaired loans with no allowance allocated         651,665        414,419
                                              ------------   ------------

  Total impaired loans                        $  3,756,776   $  4,373,073
                                              ------------   ------------

Amount of the allowance allocated             $    620,708   $    645,899
                                              ============   ============



                                                   Three Months Ended
                                              ---------------------------
                                                 March 31,     March 31,
                                                   2000          1999
                                              ------------   ------------
Average impaired loans during the period $ 3,853,603 $ 4,198,538 Interest income recognized during
  impairment - all cash basis                      311,373        299,681


Nonperforming loans were as follows:

                                                 March 31,    December 31,
                                                   2000           1999
                                               -----------    -----------
Loans past due over 90 days still on accrual   $   361,277    $    13,577
Nonaccrual loans                                   791,962        705,969
                                               -----------    -----------
Total nonperforming loans                      $ 1,153,239    $   719,526
                                               ===========    ===========

5.	Financial Instruments With Off-Balance-Sheet Risk and
        Concentration of Credit Risk

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

        Financial instruments with off-balance sheet risk at March 31, 2000 and December 31, 1999 included unfunded loan commitments of $3,996,000 and $4,125,000 and letters of credit of $155,000 and $158,000.

        Unfunded loan commitments carrying fixed interest rates totaled $775,000 at March 31, 2000, with interest rates ranging from 8.0% to 14.0%. There were no letters of credit carrying fixed rates at March 31, 2000. Unfunded loan commitments and letters of credit carrying fixed rates totaled $628,000 and $8,000 at December 31, 1999, with interest rates ranging from 7.50% to 18.0%.

        Federal funds sold totaled $5,610,000 and $4,335,000 at March 31, 2000 and December 31, 1999. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

        The Company has geographic concentrations of credit in its principal trade areas of Bexar, Comal, Grayson, and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. IPF loans, secured by the residual value of unearned insurance premiums, comprise $17,408,000, or 26.6%, and $20,639,000, or
        30.5%, of gross loans at March 31, 2000 and December 31, 1999.


6.	Other Noninterest Expense

        Other noninterest expense consisted of the following:

                                                Three Months Ended
                                          -----------------------------
                                             March 31,       March 31,
                                               2000            1999
                                          -------------    ------------
Professional services                     $     263,625    $    370,045
Postage                                          44,628          99,571
Telephone                                        54,482          86,009
Office supplies                                  32,319          47,122
Amortization of intangibles and debt
  issuance costs                                121,518         172,486
Insurance                                        34,482          30,830
FDIC assessment                                  11,055         102,081
Interest on IPF refunds                          38,700          75,565
Other                                           162,761         118,613
                                          -------------    ------------
    Total other noninterest expense       $     763,570    $  1,102,322
                                          =============    ============

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations

        The following discussion focuses on the consolidated financial condition of the Company at March 31, 2000 compared to December 31, 1999, and the consolidated results of operations for the three months ended March 31, 2000 compared to the same period in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

        Forward-Looking Statements

        When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Company's financial performance and could cause the Company's results for future periods to differ materially from any statements expressed with respect to future periods.

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

        The refunds due to borrowers were primarily the result of cancellations of the underlying insurance contracts to which the loans related. Insurers require the entire premium to be paid at the inception of the policy. The Company generally finances 75% of the premium, requiring the loan customer to pay the remainder. The insurer earns the premium ratably over the term of the policy coverage. When a policy is canceled prior to the end of the coverage term, the insurer must refund the unearned premium less any cancellation fees. The Company holds a security interest in the unearned premium for all premium finance loans. Accordingly, when a policy is canceled, the insurer remits the entire unearned premium to the Company. Upon receipt, the Company uses the funds to pay-off the loan balance. After the loan is paid in full, any remaining funds should be remitted to the borrower. As indicated above, some refunds due to borrowers were used to pay-down or pay-off various unrelated, delinquent loan accounts. The irregular transactions were reported to the OCC, and in accordance with an amendment to a prior Formal Agreement with the OCC (discussed below), the Company retained the services of a forensic accountant to conduct an independent review of the IPF division covering the period from January 1, 1996 to December 31, 1999.

        Based on the results of the independent review of the IPF division, the Company recognized additional losses, including interest, of $2,611,000 ($1,723,000 on a tax-effected basis). These losses primarily related to the recognition of previously unrecognized loan charge-offs and, to a lesser extent, to errors resulting from the absence of appropriate accounting controls within the IPF division. The losses were recognized as adjustments to the current and prior years beginning in the first quarter of 1996 and extending through the fourth quarter of 1999. The losses, including interest, totaled $178,000 in the first quarter of 1999. Interest expense on the refunds payable totaled $39,000 in the first quarter of 2000. Through April 30, 2000 all refunds have been paid. All prior year financial information included in the accompanying consolidated financial statements included in the March 31, 2000 Form 10-QSB and in the Company's annual report on Form 10-K for the year ended December 31, 1999 has been restated to reflect these losses.

        Formal Agreement with the OCC

        On November 19, 1998 the Bank entered into a formal written agreement (the "Formal Agreement") with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank was also required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, by March 31, 1999 the Bank was required to achieve total risk-based capital of at least 12% of risk-weighted assets and Tier I leverage capital of at least 7.5% of adjusted total assets. By December 31, 1999 the Bank was required to achieve total risk-based capital of at least 14% of risk-weighted assets. The Bank failed to achieve the capital requirements set forth in the Formal Agreement by March 31, 1999 and submitted a request for an extension to September 30, 1999. The OCC granted the extension and the Bank achieved the required levels of capital upon completion of the sales of the Midlothian and Waxahachie branches on June 30, 1999. At March 31, 2000 and December 31, 1999 the Bank met the capital levels required by the Formal Agreement, with total risk-based capital of 14.86% and 14.73% of risk-weighted assets and Tier I leverage capital of 9.99% and 9.78% of adjusted total assets.

        Memorandum of Understanding with the Federal Reserve Board

        On October 28, 1999 the Holding Company entered into a Memorandum of Understanding (the "MOU") with the Federal Reserve Board (the "FRB"). Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Holding Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Holding Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Holding Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Holding Company has submitted each of the requested plans and procedures to the FRB. Finally, the Holding Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC.

        Analysis of Financial Condition

        The Company's assets totaled $100.6 million at March 31, 2000 compared to $104.2 million at December 31, 1999, a decrease of $3.6 million, or 3.5%. The decrease in assets was primarily the result of a decrease in loans and other assets, as more fully discussed below.

        Total securities available for sale remained fairly stable, increasing only $332,000, or 2.7%, from $12.5 million at December 31, 1999 to $12.8 million at March 31, 2000. At March 31, 2000 the unrealized loss on securities available for sale totaled $858,000, compared to $1.0 million at December 31, 1999. No impairment loss related to these securities has been recognized, as management believes the decline in the fair value is temporary.

        Net loans decreased $2.0 million, or 3.0%, from $65.8 million at December 31, 1999 to $63.8 million at March 31, 2000. IPF, commercial and installment loans decreased $3.2 million, $704,000 and $561,000, respectively, from December 31, 1999. IPF loans decreased due to a decline in IPF loan production volume as a result of the loss of three IPF loan production officers and the negative public image of the Company's IPF division stemming from the accounting irregularities discussed above. Other loan categories decreased as the Company experienced a slight decrease in production volume due to a general rise in interest rates. Real estate loans increased $2.3 million from $31.5 million at December 31, 1999 to $33.8 million at March 31, 2000. The increase was primarily due to growth in the Company's Small Business Administration ("SBA") lending program. The SBA guarantees portions of such loans. The Company generally sells the guaranteed portion of the loan and retains the unguaranteed portion for its portfolio.

        Total loans, net of unearned interest, as a percentage of total deposits remained fairly constant totaling 78.9% at March 31, 2000 and 79.2% at December 31, 1999.

        Other assets decreased $1.3 million from $3.1 million at December 31, 1999 to $1.8 million at March 31, 2000. Other assets included a receivable from the Internal Revenue Service for excess tax payments made in 1999 totaling $1.3 million. The amount was refunded during the first quarter of 2000.

        Total deposits decreased $2.4 million, or 2.8%, from $84.9 million at December 31, 1999 to $82.5 million at March 31, 2000. The mix of the deposit portfolio remained stable with only a slight shift from savings, NOW and money market accounts to noninterest-bearing demand deposits. Noninterest-bearing demand deposits totaled 21.3% of total deposits at March 31, 2000 compared to 19.4% of total deposits at December 31, 1999. Savings, NOW and money market accounts totaled 25.2% and 27.1% of total deposits at the same dates. The shift in deposit categories is due to normal customer cash-usage patterns.

        Time deposits made up 53.5% of the deposit portfolio at March 31, 2000 and December 31, 1999 despite a decrease of $1.3 million during the quarter. The Company continues to lose certain deposits retained in connection with the sale of the Midlothian and Waxahachie branches in the second quarter of 1999. In order to obtain regulatory approval for the sale of the branches, the Company retained $8.5 million in time certificates of deposit and IRAs. Customers have elected not to renew these deposits as they have matured because the Company no longer has branch facilities in their market areas. All of the Company's time deposits mature in less than five years. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

        Borrowed funds totaled $4.4 million at March 31, 2000 and December 31, 1999. Borrowed funds consist of convertible subordinated notes issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually.

        Other liabilities decreased $1.2 million from $3.6 million at December 31, 1999 to $2.4 million at March 31, 2000. The decrease was primarily the result of the payment of $1.6 million in principal and interest related to the IPF refunds discussed above. The accrual for the refunds totaled $2.5 million at December 31, 1999. At March 31, 2000, the accrued refunds payable, including interest, totaled $1.0 million, including $39,000 in interest accrued during the quarter. All remaining refunds were subsequently paid as of April 30, 2000.

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

        The Company experienced a net loss $96,000 for the three months ended March 31, 2000, compared to a net loss of $801,000 for the same period in 1999. Net loss per share was $0.02 per share for the three months ended March 31, 2000 compared to $0.14 for the three months ended March 31, 1999.

        Net Interest Income. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

        Net interest income decreased $611,000, or 36.8%, for the three months ended March 31, 2000 compared to the same period in 1999.
        The decrease was primarily due to decreased average balances of interest-earning assets and interest-bearing liabilities offset by an overall increase in the weighted-average yield earned on interest-earning assets. The weighted-average yield on interest-earning assets increased as a result of general market increases in interest rates over the comparable periods. Additionally, the Company had a significant portion of its average interest-earning assets invested in lower-yielding federal funds sold during the first quarter of 1999 in anticipation of the sale of the Midlothian and Waxahachie branches in the second quarter. The decrease in average interest-earning assets and interest-bearing liabilities was the result of the sale of the these branch offices. Included in the sale were $13.1 million in loans (including $3.6 million in commercial loans, $8.5 million in real estate loans and $1.0 million in installment loans) and $45.2 million in deposits (including
        $9.7 million in noninterest-bearing checking, $17.8 million in savings, NOW and money market accounts and $17.7 million in time deposits).

        The Company's net interest margin was 5.12% for the first quarter of 2000 compared to 4.24% for the first quarter of 1999. The increase resulted as the Company's weighted-average yield on interest-earning assets increased to 9.01% for the first quarter of 2000 from 8.01% for the first quarter of 1999. As discussed above, 16.7% of average interest-earning assets were invested in lower-yielding federal funds sold during the first quarter of 1999 compared to 4.3% during the first quarter of 2000. Despite the restructuring of the portfolio of interest-earning assets, the Company remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company's net interest margin will generally increase in periods of falling market interest rates and will decrease in periods of increasing market interest rates. Accordingly, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. Due to the negative gap position, the rise in interest rates may not have such an immediate effect on interest-earning assets. This lag could negatively affect net interest income. Since the first quarter of 1999 the Board of Governors of the Federal Reserve System increased the discount rate by 100 basis points, which has lead to a general increase in deposit and loan rates offered by many financial institutions. Accordingly, over the same period, the Company's weighted-average cost of deposits increased 30 basis points while the weighted-average yield earned on loans increased only 10 basis points.

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

        Net loan charge-offs totaled $125,000, or 0.19% of average loans, in the first quarter of 2000 compared to $204,000, or 0.21% of average loans, during the first quarter of 1999. Commercial and IPF loans accounted for the largest portions of charge-offs. As discussed above, the prior financial statements reflect previously unrecognized losses in the IPF loan portfolio. As the losses were not reported due to an inappropriate diversion of funds, no efforts had been made to collect these loans. Management intends to aggressively pursue collection of these loans. At this time, however, the Company cannot predict the likely amount of any such recoveries.

        Nonperforming loans, defined as loans past due 90 days or more and loans for which the accrual of interest has been discontinued, totaled $1.2 million at March 31, 2000 and $720,000 at December 31, 1999. Nonperforming loans as a percentage of total loans totaled 1.76% and 1.06% at such dates. The allowance for loan losses as a percentage of total loans decreased from 2.12% in at December 31,1999 to 2.00% at March 31, 2000. The Company did not recognize a provision for loan losses in the first quarter of 2000, while a provision of $95,000 was recognized in the first quarter of 1999. The lack of a provision in the first quarter of 2000 was the result of a decrease in the level of net charge-offs when compared to prior quarters combined with a decrease in total loans. Management believes the $121,000, or 8.5%, decrease in the allowance for credit losses is consistent with the $3.2 million, or 15.7%, decrease in
        higher-risk IPF loans.   The percentage of IPF loans to total loans
        has decreased from 30.5% at December 31, 1999 to 26.6% at March 31, 2000. Management does not anticipate significant changes in loan portfolio risk in the near future, and will continue to monitor the appropriate factors when considering future levels of provisions and the allowance for loan losses. While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

        The Company substantially discontinued its medical claims factoring operations in 1998 and, by year-end 1999, no longer had an investment in medical claims receivables. The operations were discontinued as a result of significant losses experienced in 1997 and 1998. In the first quarter of 1999 the Company recorded $10,000 in charge-offs and $276,000 in recoveries related to medical claims receivables. Recoveries of previously charged-off medical claims factoring receivables totaled $4,000 in the first quarter of 2000.

        Noninterest Income. Noninterest income totaled $688,000 in the first quarter of 2000, increasing 49.6%, from $460,000 in the first quarter of 1999. The increase was due to the realization of $389,000 settlement of a bond claim in connection with the Company's now defunct medical claims factoring operations. The increase in noninterest income resulting from the bond claim settlement was partly offset by decreases in service charges on deposit accounts and loan collection fees and late charges. Decreases in these categories of noninterest income were due to decreases in the average balances of loans and deposits outstanding due to the sale of the Midlothian and Waxahachie branches in the second quarter of 1999.

        Noninterest Expense. Noninterest expense totaled $1,876,000 for the first quarter of 2000, decreasing $956,000, or 33.8%, from $2,832,000 for the same period in 1999. Salaries and employee benefits expense decreased $465,000, while occupancy and equipment expense decreased $152,000. The decreases in these categories of noninterest expense were due to the sale of the Midlothian and Waxahachie branch offices in the second quarter of 1999 and the related reduction in full-time equivalent employees from these actions. Total other noninterest expense decreased $339,000. The overall decrease is attributable to decreases in expenses related to professional services, deposit insurance premiums, postage, telephone, office supplies, amortization of intangibles, and interest on IPF refunds. Professional services expense, totaling $263,000 and $370,000 for the three months ended March 31, 2000 and 1999, has been the largest component of other noninterest expense over the comparable periods as a result of on-going litigation, acquisition and divestiture transactions and the accounting irregularities in the IPF division, discussed above. Federal deposit insurance premiums were high in the first quarter of 1999 as the Bank's capital levels failed to comply with the Formal Agreement. Reductions in expenses related to postage, telephone, office supplies and amortization of intangibles are primarily the result of the sale of the branch offices in the second quarter of 1999. Interest accrued on IPF refunds decreased in the first quarter of 2000 as a large portion of the refunds payable was paid early in the quarter.

        The Company's efficiency ratio was 87.3%, excluding the impact of the bond claim settlement, for the first quarter of 2000 compared to 82.3% for the first quarter of 1999. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for example, for every dollar of revenue the Company generated in the first quarter of 2000, the Company incurred $0.87 in overhead expenses. The Company's efficiency ratios for the comparable periods compare unfavorably to other financial institutions in the Company's peer group.

        Income Taxes. The change in income tax expense/(benefit) is primarily attributable to the change in income/(loss) before income taxes. The Company recorded income tax benefits totaling $41,000 for the first quarter of 2000 and $3,000 for the first quarter of 1999, resulting in effective tax rates of (30.1)% and (0.4)%. A full tax benefit was not recognized in the first quarter of 1999, as management believed the recognition of additional deferred tax assets could not be justified as the realization of such deferred tax assets could not be assured within a reasonable period of time. At such time, the Bank was not in compliance with the capital levels required by the Formal Agreement.

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

        Cash and cash equivalents decreased $388,000, or 4.0%, from $9.8 million at December 31, 1999 to $9.4 million at March 31, 2000. Cash and cash equivalents represented 9.3% of total assets at March 31, 2000 compared to 9.4% of total assets at December 31, 1999. Subject to regulatory approval under the Formal Agreement, the Company has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

        As summarized in the Condensed Consolidated Statements of Cash Flows, the most significant transactions which affected the Company's level of cash and cash equivalents, cash flows and liquidity during the first quarter of 2000 were the net decrease in loans of $2.1 million, securities purchases of $197,000 and the net decrease in deposits of $2.4 million.

        Capital Resources

        Total shareholders' equity remained stable totaling $11.3 million at March 31, 2000 and December 31, 1999 as the impact of the $96,000 net loss was offset by a $94,000 after-tax increase in the fair value of securities available for sale.

        The Holding Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier 1 and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier 1 capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Tier 2 capital, or total capital, includes Tier 1 capital plus the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Company's total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier 1 leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier 1 capital divided by average adjusted assets for the most recent quarter.

        As discussed above, the Bank is subject to more stringent capital requirements under the Formal Agreement. The table below sets forth Consolidated and Bank only actual capital levels in addition to the capital requirements under the Formal Agreement and prompt corrective action regulations.

                                                                               Minimum Requirements
                                                                   Formal      Under Prompt Corrective
                                Actual Year-end Capital Ratios  Agreement at     Action Regulations
                                ------------------------------   December 31,  ------------------------
                                                    Unaudited       1999       Adequately      Well
                                     1999             1998                     Capitalized  Capitalized
                                -------------  ---------------  -------------  -----------  -----------
Leverage Ratio:
 Tier I capital to average assets
    Consolidated                    5.72%            5.38%            --           4.00%       5.00%
    Bank                            9.99%            9.78%          7.50%          4.00%       5.00%

Risk-Based Capital Ratios:
  Tier I capital to risk-
       weighted assets
    Consolidated                    7.75%            7.38%            --           4.00%       6.00%
    Bank                           13.61%           13.49%          6.00%          4.00%       6.00%

  Total capital to risk-
       weighted assets
    Consolidated                   12.87%           12.31%            --           8.00%      10.00%
    Bank                           14.86%           14.73%         14.00%          8.00%      10.00%


        The Holding Company is without significant assets other than its ownership of all the common stock of the Bank, and is entirely dependent upon dividends received from the Bank in order to meet its cash obligations, including debt service on $4,350,000 in 9% Convertible Subordinated Notes due 2008 (the "Notes"). Under the Formal Agreement the Bank is currently precluded from declaring and paying any dividends without prior OCC approval.

        On March 28, 2000 the OCC approved a reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. No assurance can be given, however, that the OCC will continue to approve such reductions in the Bank's surplus, particularly if the Bank is unable to commence operating profitably in the near future. On April 26, 2000 certain members of the Company's Board of Directors resolved to guarantee to personally loan the Company up to $200,000, if necessary, to enable the Company to meet its cash obligations in 2000.

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

		Not applicable.


Item 5.	Other Information

		Not applicable.


Item 6.	Exhibits and Reports on Form 8-K

		(a)	Exhibits

        11      Statement Regarding the Computation of Earnings Per Share.

                -  Reference is hereby made to the Consolidated
                   Statements of Operations on page 4 and Note 2 to the Consolidated Financial Statements on page 9 hereof.

        27      Financial Data Schedule.

                -  Filed herewith.

		(b)	Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended
        March 31, 2000.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 19, 2000                            SURETY CAPITAL CORPORATION



                                                By:  /s/ Charles M. Ireland
                                                    Charles M. Ireland, Chief
                                                    Executive Officer



                                                     /s/ John D. Blackmon
                                                     John D. Blackmon, Chief
                                                     Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION                                     PAGE NUMBER
11       Statement Regarding the Computation of Earnings     Reference is
         Per Share                                           hereby made to
                                                             the Consolidated
                                                             Statements of
                                                             Operations on
                                                             page 4 and Note
                                                             2 to the
                                                             Consolidated
                                                             Financial
                                                             Statements on
                                                             page 9 hereof

27        Financial Data Schedule                            24