Form 10QSB
period 2000-06-30
SURETY CAPITAL CORP /DE/
filed 2000-08-11
CIK 784932

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549



Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000, OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

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

Yes    X    No
    -------     -------


Common stock outstanding on August 9, 2000:  5,895,235 shares

                          SURETY CAPITAL CORPORATION


                                     INDEX

PART I  -  FINANCIAL INFORMATION                                                                         Page No.
                                                                                                         --------
Item 1    Financial Statements (Unaudited)

              Consolidated Balance Sheets                                                                    3

              Consolidated Statements of Operations                                                          4

              Consolidated Statements of Comprehensive Income                                                5

              Condensed Consolidated Statements of Changes in Shareholders' Equity                           6

              Condensed Consolidated Statements of Cash Flows                                                7

              Notes to Consolidated Financial Statements                                                     8

Item 2    Management's Discussion and Analysis of Financial Condition and Results                           13
            of Operations


PART II  -  OTHER INFORMATION

Item 1        Legal Proceedings                                                                             20

Item 2        Changes in Securities and Use of Proceeds                                                     20

Item 3        Defaults Upon Senior Securities                                                               21

Item 4        Submission of Matters to a Vote of Security Holders                                           21

Item 5        Other Information                                                                             21

Item 6        Exhibits and Reports on Form 8-K                                                              21

                          SURETY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                         June 30,            December 31,
                                                                          2000                  1999
                                                                    ----------------     -----------------
Assets:
     Cash and due from banks                                             $ 4,144,657          $  5,416,633
     Federal funds sold                                                    5,450,153             4,334,595
                                                                    ----------------     -----------------
     Total cash and cash equivalents                                       9,594,810             9,751,228
     Interest-bearing time deposits in other financial institutions           25,000                25,000
     Securities available for sale, at fair value                         12,509,315            12,480,492
     Loans, net                                                           61,327,617            65,772,554
     Premises and equipment, net                                           6,008,185             6,295,302
     Accrued interest receivable                                             584,196               514,453
     Other real estate and repossessed assets                                 91,269               825,245
     Goodwill, net                                                         5,210,105             5,432,346
     Other assets                                                          1,934,187             3,097,313
                                                                    ----------------     -----------------
     Total assets                                                        $97,284,684          $104,193,933
                                                                    ================     =================

Liabilities:
     Noninterest-bearing demand deposits                                 $17,851,422          $ 16,481,651
     Savings, NOW and money market accounts                               24,309,876            22,959,487
     Time deposits, $100,000 and over                                     11,564,277            13,225,995
     Other time deposits                                                  27,378,338            32,210,985
                                                                    ----------------     -----------------
     Total deposits                                                       81,103,913            84,878,118
     Convertible subordinated debt                                         4,350,000             4,350,000
     Accrued interest payable and other liabilities                        1,024,498             3,642,845
                                                                    ----------------     -----------------
     Total liabilities                                                    86,478,411            92,870,963
                                                                    ----------------     -----------------

Shareholders' Equity:
     Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
     Common stock, $0.01 par value, 20,000,000 shares authorized,
       5,975,071 shares issued                                                59,751                59,751
     Additional paid-in capital                                           17,152,587            17,152,587
     Accumulated deficit                                                  (5,493,331)           (4,911,864)
     Stock rights issuable                                                    57,902                57,902
     Treasury stock, 79,836 shares at cost                                  (375,443)             (375,443)
     Accumulated other comprehensive income (loss)                          (595,193)             (659,963)
                                                                    ----------------     -----------------
     Total shareholders' equity                                           10,806,273            11,322,970
                                                                    ----------------     -----------------
     Total liabilities and shareholders' equity                          $97,284,464          $104,193,933
                                                                    ================     =================


         See accompanying notes to consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended                             Six Months Ended
                                             --------------------------------             ---------------------------------
                                             June 30,               June 30,               June 30,               June 30,
                                               2000                  1999                   2000                   1999
                                             ----------            ----------             ----------             ----------
Interest income:
  Loans, including fees                      $1,526,273            $2,034,235             $3,123,666             $4,339,306
  Securities:
    Taxable                                     222,911               333,716                422,619                639,763
    Tax-exempt                                       --                32,544                     --                 66,016
  Medical claims receivables factoring               --                 3,214                     --                 63,928
  Federal funds sold and interest bearing
  deposits                                       91,136               300,275                143,890                557,849
                                             ----------            ----------             ----------             ----------
          Total interest income               1,840,320             2,703,984              3,690,175              5,666,862

Interest expense:
  Deposits                                      718,669             1,078,339              1,419,354              2,270,778
  Notes payable                                  97,875               108,272                195,750                216,545
                                             ----------            ----------             ----------             ----------
      Total interest expense                    816,544             1,186,611              1,615,104              2,487,323
                                             ----------            ----------             ----------             ----------
Net interest income                           1,023,776             1,517,373              2,075,071              3,179,539

Provision for credit losses                     105,000                36,590                105,000                131,945
                                             ----------            ----------             ----------             ----------

Net interest income after provision for
credit losses                                   918,776             1,480,783              1,970,071              3,047,594

Noninterest income:
  Service charges on deposit accounts           170,812               210,911                308,929                349,028
  Loan collection fees and late charges         183,162               155,524                326,468                298,830
  Securities gains (losses), net                     --               (44,969)                    --                (44,807)
  Net realized gain on sale of branches              --             2,788,777                     --              2,788,777
  Other income                                   71,789                94,559                478,514                273,136
                                             ----------            ----------             ----------             ----------
      Total noninterest income                  425,763             3,204,802              1,113,911              3,664,964

Noninterest expense:
  Salaries and employee benefits                967,993             1,114,114              1,723,299              2,334,342
  Occupancy and equipment                       333,211               626,910                690,507              1,136,020
  Other expenses                                677,867             1,322,770              1,441,437              2,425,092
                                             ----------            ----------             ----------             ----------
      Total noninterest expense               1,979,071             3,063,794              3,855,243              5,895,454
                                             ----------            ----------             ----------             ----------

Net loss before income taxes                   (634,532)            1,621,791               (771,261)               817,104
Income tax (benefit)                           (148,603)              314,179               (189,794)               310,717
                                             ----------            ----------             ----------             ----------
Net income (loss)                            $ (485,929)           $1,307,612             $ (581,467)            $  506,387
                                             ==========            ==========             ==========             ==========

Net income (loss) per share - Basic          $    (0.08)           $     0.22             $    (0.10)            $     0.08
                                             ==========            ==========             ==========             ==========
Net income (loss) per share - Diluted        $    (0.08)           $     0.22             $    (0.10)            $     0.08
                                             ==========            ==========             ==========             ==========

         See accompanying notes to consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)



                                                       Three Months Ended                       Six Months Ended
                                              ----------------------------------     ------------------------------------
                                                  June 30,            June 30,           June 30,             June 30,
                                                    2000               1999                2000                 1999
                                              ---------------     --------------     ---------------     ----------------

Net income (loss)                                   $(485,929)        $1,307,612           $(581,467)           $ 506,387
Other comprehensive income (loss):
 Unrealized gain (loss) on available-for-sale
  securities arising during period                    (44,267)          (464,638)             98,136             (686,880)
Reclassification adjustment for amounts realized
  on securities sales included in income                   --            (44,969)                 --              (44,807)
                                              ---------------     --------------     ---------------     ----------------

 Net unrealized gain (loss)                           (44,267)          (419,669)             98,136             (642,073)
 Tax effect                                            15,051            151,080             (33,366)             231,130
                                              ---------------     --------------     ---------------     ----------------
Total other comprehensive income (loss)               (29,216)          (268,589)             64,770             (410,943)
                                              ---------------     --------------     ---------------     ----------------

Comprehensive income                                $(515,145)        $1,039,023           $(516,697)           $  95,444
                                              ===============     ==============     ===============     ================

         See accompanying notes to consolidated financial statements.

                          SURETY CAPITAL CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                                          Six Months Ended
                                                                  ----------------------------------
                                                                   June 30,                June 30,
                                                                     2000                    1999
                                                                  -----------             -----------
Balance at beginning of period                                    $11,322,970             $11,715,851

Net income (loss)                                                    (581,467)                506,387

Change in fair value of securities available
  for sale, net of tax                                                 64,770                (410,943)
                                                                  -----------             -----------
Balance at end of period                                          $10,806,273             $11,811,295
                                                                  ===========             ===========

         See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)





                                                                                       Six Months Ended
                                                                           ----------------------------------------
                                                                             June 30,                    June 30,
                                                                               2000                        1999
                                                                           ------------                ------------
Net cash from operating activities                                         $ (1,528,103)               $   (728,211)

Cash flows from investing activities:
  Net change in loans                                                         4,417,937                   9,852,868
  Net payments received on purchased medical claims
     receivables                                                                     --                     224,678
  Securities available for sale:
     Purchases                                                                 (918,051)                (11,465,028)
     Maturities and repayments                                                  214,197                  12,761,929
     Proceeds from sales                                                        775,550                   3,961,647
  Proceeds from maturities of interest-bearing time deposits                         --                      94,939
  Proceeds from sale of other real estate                                       709,598
  Premises and equipment expenditures                                           (53,341)                   (137,116)
                                                                           ------------                ------------
  Net cash from investing activities                                          5,145,890                  15,293,917
                                                                           ------------                ------------

Cash flows from financing activities:
  Net change in deposits                                                     (3,774,205)                (13,393,751)
                                                                           ------------                ------------
      Net cash from financing activities                                     (3,774,205)                (13,393,751)
                                                                           ------------                ------------
Net change in cash and cash equivalents                                        (156,418)                  1,171,955
Cash and cash equivalents at beginning of period                              9,751,228                  34,051,649
                                                                           ------------                ------------
Cash and cash equivalents at end of period                                 $  9,594,810                $ 35,223,604
                                                                           ============                ============

Supplemental disclosures:
  Cash paid for interest                                                   $  1,639,986                $  2,861,886
  Cash paid (refunds received) for federal income taxes                     ( 1,293,200)                         --

Significant non-cash transactions:
  Transfers of repossessed collateral to other real estate                           --                     125,000
  Additions to loans to facilitate sale of other real estate                     78,000                          --

         See accompanying notes to consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     The accompanying consolidated financial statements include the accounts of Surety Capital Corporation (the "Holding Company") and its wholly-owned subsidiary, Surety Bank, National Association (the "Bank"), together referred to as the "Company." All significant intercompany accounts and transactions have been eliminated in consolidation.

     These interim financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended December 31, 1999, included in its annual report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K"). Refer to the accounting policies of the Company described in the notes to financial statements contained in the 1999 Form 10-K. The Company has consistently followed these policies in preparing this Form 10-QSB.

     The Company is principally engaged in traditional community banking activities provided through its seven branches located in north Texas and south-central Texas. Community banking activities include commercial and retail lending, deposit gathering and investment and liquidity management activities. In addition to its community banking services, the Company offers insurance premium financing. Insurance premium finance ("IPF") lending involves the lending of funds to companies and individuals for the purpose of financing their purchase of property and casualty insurance. Prior to 1999, the Company was engaged in medical claims factoring, purchasing primarily insurance company claims from a variety of health care providers. In 1998, the Company substantially ceased operations of the medical claims factoring business.

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

     ------------------------------------------

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

2.   Earnings Per Share
     ------------------

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

     Earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                                    Three Months Ended         Six Months Ended
                                                                  -----------------------    ----------------------
                                                                    June 30,     June 30,     June 30,     June 30,
                                                                      2000         1999         2000         1999
                                                                  ----------    ---------    ---------    ---------
      Weighted-average shares outstanding-Basic                    5,895,235    5,760,235    5,895,235    5,760,235
      Effect of stock options                                          6,250       38,075        6,250       85,382
                                                                  ----------    ---------    ---------    ---------

      Weighted-average shares outstanding-Diluted                  5,901,485    5,798,310    5,901,485    5,845,617
                                                                  ==========    ==========   =========    =========

     The Company reported a net loss for the three and six month periods ended June 30, 2000. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.

3.   Securities
     ----------

     Securities available for sale consisted of the following:

                                                                       Gross                Gross            Estimated
                                                Amortized            Unrealized          Unrealized            Fair
                                                   Cost                Gains               Losses              Value
                                               -------------      ----------------      -------------      -------------
     June 30,  2000:
     --------------
        U.S. Treasury notes                      $   196,308                  $ --         $      326        $   195,982
        U.S. government agencies                  12,004,113                    --            896,365         11,107,748
        Mortgage-backed securities                   466,509                   123              5,239            461,393
        Other securities                             744,192                    --                 --            744,192
                                               -------------      ----------------      -------------      -------------

        Total securities                         $13,411,122                  $123         $  901,930        $12,509,315
                                               =============      ================      =============      =============

     December 31, 1999:
     -----------------
         U.S. government agencies                $11,505,376                  $ --         $  995,411        $10,509,965
         Mortgage-backed securities                  480,706                   441              4,974            476,173
         Other securities                          1,494,354                    --                 --          1,494,354
                                              --------------      ----------------      -------------      -------------

         Total securities                        $13,480,436                  $441         $1,000,385        $12,480,492
                                              ==============      ================      =============      =============

     ----------

     There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 1999 or June 30, 2000.

     Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank ("FHLB").

     The amortized cost and estimated fair value of securities at June 30, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

                                                                                     Estimated
                                                             Amortized                 Fair
                                                                Cost                   Value
                                                       --------------------    -------------------
                  Due within one year                           $   196,308            $   195,982
                  Due after one year through five years             500,000                498,515
                  Due after five years through ten               11,504,113             10,609,233
                  years
                  Mortgage-backed securities                        466,509                461,393
                  Other securities                                  744,192                744,192
                                                       --------------------    -------------------

                  Total securities                              $13,411,122            $12,509,315
                                                       ====================    ===================


     Sales of securities available for sale were as follows:

                                                                         Six Months Ended
                                                                   --------------------------------------
                                                                     June 30,                  June 30,
                                                                       2000                      1999
                                                                   -----------                -----------
          Proceeds                                                    $775,550                  3,961,647
          Gross Gains                                                       --                        162
          Gross Losses                                                      --                     44,968


4.   Loans and Medical Claims Receivables
     ------------------------------------

     Loans consisted of the following:

                                                                    June 30,             December 31,
                                                                      2000                   1999
                                                                 ----------------      ---------------
          Real estate loans                                           $35,841,270          $31,529,099
          Insurance premium financing                                  11,887,064           20,639,094
          Commercial loans                                              9,902,723            9,870,652
          Installment loans                                             5,330,549            5,678,584
                                                                 ----------------      ---------------

          Total gross loans                                            62,961,606           67,717,429

          Unearned interest                                              (308,369)            (510,834)
          Allowance for credit losses                                  (1,325,620)          (1,434,041)
                                                                 ----------------      ---------------

          Loans, net                                                  $61,327,617          $65,772,554
                                                                 ================      ===============

     -------------------------------------

     From 1990 through 1998 the Company was engaged in medical claims factoring, purchasing primarily insurance company claims from a variety of health care providers. In 1998 operation of the medical claims factoring division was discontinued; however, due to the existence of contractual commitments to nine customers and in order to enhance the collectibility of previously charged-off medical claims, the Company continued to factor new medical claims receivables on behalf of these customers in 1999. As of December 31, 1999 the contractual commitments had expired and there were no medical claims receivable balances outstanding at such date.

     Activity in the allowance for credit losses on loans and medical claims receivables was as follows:

                                                   Three Months Ended                        Six Months Ended
                                              ------------------------------          -------------------------------
                                               June 30,            June 30,            June 30,             June 30,
                                                 2000                1999                2000                 1999
                                              ----------          ----------          ----------          -----------
      Beginning balance                       $1,312,616          $2,260,018          $1,434,041          $ 2,103,024

      Provision for credit losses                105,000              36,590             105,000              131,945
      Charge-offs:
        Loans                                   (175,538)           (924,251)           (442,463)          (1,347,935)
        Medical claims receivables                    --                (192)                 --              (10,217)
      Recoveries:
        Loans                                     83,099             293,117             224,905              512,603
        Medical claims receivables                   443             148,325               4,137              424,187
                                              ----------          ----------          ----------          -----------

      Ending balance                          $1,325,620          $1,813,607          $1,325,620          $ 1,813,607
                                              ==========          ==========          ==========          ===========


     Impaired loans were as follows:

                                                                    June 30,                December 31,
                                                                      2000                      1999
                                                                  -----------               ------------
           Impaired loans with allowance allocated                $ 2,869,151               $  3,958,654
           Impaired loans with no allowance allocated                 931,903                    414,419
                                                                  -----------               ------------

             Total impaired loans                                 $ 3,801,054               $  4,373,073
                                                                  ===========               ============

           Amount of the allowance allocated                      $   666,542               $    645,899
                                                                  ===========               ============

     Nonperforming loans were as follows:

                                                                              June 30,                  December 31,
                                                                                2000                        1999
                                                                           --------------               ------------
           Loans past due over 90 days still on accrual                      $  130,000                   $ 13,557
           Nonaccrual loans                                                   2,451,508                    705,969
                                                                           --------------               ------------

           Total nonperforming loans                                         $2,581,508                   $719,526
                                                                           ==============               ==============

5.   Financial Instruments With Off-Balance-Sheet Risk and Concentration of
     ----------------------------------------------------------------------
     Credit Risk
     -----------

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

     Financial instruments with off-balance sheet risk at June 30, 2000 and December 31, 1999 included unfunded loan commitments of $5,969,000 and $4,125,000 and letters of credit of $155,000 and $158,000.

     Unfunded loan commitments and letters of credit carrying fixed interest rates totaled $937,000 and $3,000 at June 30, 2000, with interest rates ranging from 7.5% to 14.0%. Unfunded loan commitments and letters of credit carrying fixed rates totaled $628,000 and $8,000 at December 31, 1999, with interest rates ranging from 7.5% to 18.0%.

     Federal funds sold totaled $5,450,000 and $4,335,000 at June 30, 2000 and December 31, 1999. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

     The Company has geographic concentrations of credit in its principal trade areas of Bexar, Comal, Grayson, and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. IPF loans, secured by the residual value of unearned insurance premiums, comprised $11,887,000, or 18.9%, and $20,639,000, or 30.5%, of
     gross loans at June 30, 2000 and December 31, 1999.


6.   Other Noninterest Expense
     -------------------------

     Other noninterest expense consisted of the following:

                                                             Three Months Ended             Six Months Ended
                                                          ------------------------     --------------------------
                                                           June 30,     June 30,        June 30,       June 30,
                                                             2000         1999            2000           1999
                                                          ----------   ----------      ----------     ----------
     Professional services                                $  227,940   $  328,495      $  491,565     $  698,540
     Postage                                                  46,501       52,308          91,129        151,879
     Telephone                                                50,703       73,697         105,185        159,706
     Office supplies                                          31,228       48,623          63,547         95,745
     Amortization of intangibles and debt
        issuance costs                                       100,723      155,378         222,241        327,864
     Insurance                                                33,284       46,462          67,766         77,292
     FDIC assessment                                          10,381      151,142          21,436        253,223
     Interest on IPF refunds                                      --       79,901          38,700        155,466
     Other                                                   177,107      386,764         339,868        505,377
                                                          ----------   ----------      ----------     ----------

        Total other noninterest expense                   $  677,867   $1,322,770      $1,441,437     $2,425,092
                                                          ==========   ==========      ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2000 compared to December 31, 1999, and the consolidated results of operations for the three month and six month periods ended June 30, 2000 compared to the same periods in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

Based on the results of the independent review of the IPF division, the Company recognized additional losses, including interest, of $2,611,000 ($1,723,000 on a tax-effected basis). These losses primarily related to the recognition of previously unrecognized loan charge-offs and, to a lesser extent, to errors resulting from the absence of appropriate accounting controls within the IPF division. The losses were recognized as adjustments to the current and prior years beginning in the first quarter of 1996 and extending through the fourth quarter of 1999. The losses, including interest, totaled $124,000 and $302,000 for the three months and six months periods ended June 30, 1999. Interest expense on the refunds payable totaled $39,000 for the six months period ended June 30, 2000, all of which was recognized in the first quarter. Final expenses related to the losses were realized during the first quarter of 2000 and all refunds have been paid. All prior year financial information included in the accompanying consolidated financial statements included in the June 30, 2000 Form 10-QSB and in the Company's annual report on Form 10-K for the year ended December 31, 1999 has been restated to reflect these losses.

Formal Agreement with the OCC

On November 19, 1998 the Bank entered into a formal written agreement (the "Formal Agreement") with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank was also required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, by March 31, 1999 the Bank was required to achieve total risk-based capital of at least 12% of risk-weighted assets and Tier I leverage capital of at least 7.5% of adjusted total assets. By December 31, 1999 the Bank was required to achieve total risk-based capital of at least 14% of risk-weighted assets. The Bank failed to achieve the capital requirements set forth in the Formal Agreement by March 31, 1999 and submitted a request for an extension to September 30, 1999. The OCC granted the extension and the Bank achieved the required levels of capital upon completion of the sales of the Midlothian and Waxahachie branches on June 30, 1999. At June 30, 2000 and December 31, 1999 the Bank met the capital levels required by the Formal Agreement, with total risk-based capital of 14.50% and 14.73% of risk-weighted assets, respectively, and Tier I leverage capital of 9.81% and 9.78% of adjusted total assets, respectively.

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

Analysis of Financial Condition

The Company's assets totaled $97.3 million at June 30, 2000 representing a $6.9 million or 6.6% decrease compared to $104.2 million at December 31, 1999. The decrease in assets was primarily the result of decreases in loans and other assets, as more fully discussed below.

Total securities available for sale remained fairly stable, totaling $12.5 million at December 31, 1999 and June 30, 2000. During the quarter ended June 30, 2000, the bank sold $775,550 of Federal Home Loan and Federal Reserve Bank stock, received $214,000 from maturing securities, and reinvested $721,000. At June 30, 2000 the unrealized loss on securities available for sale totaled $902,000 compared to $1.0 million at December 31, 1999. No impairment loss related to these securities has been recognized, as management believes the decline in the fair value is temporary.

Net loans decreased $4.5 million, or 6.8%, from $65.8 million at December 31, 1999 to $61.3 million at June 30, 2000. IPF and installment loans decreased $8.8 million and $348,000, respectively, from December 31, 1999. Real estate loans and commercial loans increased $4.3 million and $32,000, respectively. IPF loans decreased due to a decline in IPF loan production volume as a result of the loss of three IPF loan production officers and the negative public image of the Company's IPF division stemming from the accounting irregularities discussed above. Real estate loans increased primarily due to growth in the Company's Small Business Administration ("SBA") lending program. The SBA guarantees portions of such loans. The Company generally sells the guaranteed portion of the loan and retains the unguaranteed portion for its portfolio.

Total loans, net of unearned interest, as a percentage of total deposits was 77.3% at June 30, 2000 compared to 79.2% at December 31, 1999.

Other real estate and repossessed assets declined $734,000 to $91,000 due to sales of two other real estate properties. The Company realized a net gain of $40,000 on these sales. Other assets decreased $1.2 million from $3.1 million at December 31, 1999 to $1.9 million at June 30, 2000. Other assets included a receivable from the Internal Revenue Service for excess tax payments made in 1999 totaling $1.3 million. The amount was refunded during the first quarter of 2000.

Total deposits were $81.1 million at June 30, 2000, a decrease of $3.8 million, or 4.5%, from December 31, 1999. Noninterest-bearing demand deposits increased $1.4 million to $17.9 million, or 22.0% of total deposits, at June 30, 2000 compared to $16.5 million, or 19.4% of total deposits, at December 31, 1999. Savings, NOW and money market accounts increased $1.3 million while time deposits declined $6.5 million. The shift in deposit categories is due to normal customer cash-usage patterns.

Time deposits made up 48.0% of the deposit portfolio at June 30, 2000 compared to 53.5% at December 31, 1999, a decrease of $6.5 million. The Company continues to lose certain deposits retained in connection with the sale of the Midlothian and Waxahachie branches in the second quarter of 1999. In order to obtain regulatory approval for the sale of the branches, the Company retained $8.5 million in time certificates of deposit and IRAs. Customers have elected not to renew these deposits as they have matured because the Company no longer has branch facilities in their market areas. All of the Company's time deposits mature in less than five years. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

Borrowed funds totaled $4.4 million at June 30, 2000 and December 31, 1999. Borrowed funds consist of convertible subordinated notes issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually.

Other liabilities decreased $2.6 million from December 31, 1999 to $1,024,000 at June 30, 2000. The decrease was primarily the result of the payment of $2.5 million in principal and interest which was accrued in connection with the IPF refunds. As mentioned above, prior financial statements were restated to properly match the expense to the periods in which the losses occurred.

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

The Company experienced a net loss of $485,929 for the three months ended June 30, 2000 compared to net income of $1,307,612 for the same period in 1999. Net loss for the six months ended June 30, 2000 was $581,467 compared to a $506,387 net income for the same period in 1999. Net loss per share was $0.08 per share for the three months ended June 30, 2000 compared to a $0.22 net income per share for the three months ended June 30, 1999. Net loss per share was $0.10 for the six months ended June 30, 2000 compared to $0.08 net income per share for the six months period ended June 30, 1999.

Net Interest Income. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income decreased $493,597, or 32.5%, and $1,104,468, or 34.7%, for the three and six months ended June 30, 2000 compared to the same period in 1999. The decrease was primarily due to decreased average balances of interest-earning assets and interest-bearing liabilities offset by an overall increase in the weighted-average yield earned on interest-earning assets. The weighted-average yield on interest-earning assets increased as a result of general market increases in interest rates over the comparable periods. Additionally, the Company had a significant portion of its average interest-earning assets invested in lower-yielding federal funds sold during the first and second quarters of 1999 in anticipation of the sale of the Midlothian and Waxahachie branches at the end of the second quarter. The decrease in average interest-earning assets and interest-bearing liabilities was primarily the result of the sale of these branch offices. Included in the sale were $13.1 million in loans (including $3.6 million in commercial loans, $8.5 million in real estate loans and $1.0 million in installment loans) and $45.2 million in deposits (including $9.7 million in noninterest-bearing checking, $17.8 million in savings, NOW and money market accounts and $17.7 million in time deposits).

The Company's net interest margin was 4.96% for the second quarter of 2000 compared to 4.32% for the second quarter of 1999. The increase from the previous year resulted as increase in the Company's weighted-average yield on interest-earning assets increased to 8.92% for the second quarter of 2000 from 8.71% for the second quarter of 1999. The Company's net interest margin for the six month period ended June 30, 2000 was 5.02% and the weighted average yield on interest-earning assets was 8.92%, compared to 4.38% and 7.87%, respectively, for the same period in 1999. The Company remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company's net interest margin will generally increase in periods of falling market interest rates and will decrease in periods of increasing market interest rates. Accordingly, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. Due to the negative gap position, the rise in interest rates may not have such an immediate effect on interest-earning assets. This lag could negatively affect net interest income. Since the first quarter of 1999 the Board of Governors of the Federal Reserve System steadily increased the discount rate, which has lead to a general increase in deposit and loan rates offered by many financial institutions. The Company increased its balance of non-interest bearing deposits from $16.5 million at December 31, 1999 to $17.9 million at June 30, 2000 and decreased its reliance on time deposits in denominations over $100,000, which slightly mitigated the negative gap position.

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

Net loan charge-offs totaled $91,996, or 0.15% of average loans, in the second quarter of 2000 compared to $483,001, or 0.23% of average loans, during the second quarter of 1999. Net loan charge-offs totaled $213,421, or 0.33% of average loans, during the six month period ended June 30, 2000 compared to $421,362, or 0.45% of average loans, for the year earlier period. IPF loans accounted for the largest portions of charge-offs. Net IPF loan charge-offs during the six months ended June 30, 2000 were $228,520 of the total while there were $40,774 in net recoveries of previously charged off commercial loans. As discussed above, the prior financial statements reflect previously unrecognized losses in the IPF loan portfolio. As the losses were not reported due to an inappropriate diversion of funds, no efforts had been made to collect these loans. Management intends to aggressively pursue collection of these loans. At this time, however, the Company cannot predict the likely amount of any such recoveries.

Nonperforming loans, defined as loans past due 90 days or more and loans for which the accrual of interest has been discontinued, totaled $2,581,000 at June 30, 2000 and $720,000 at December 31, 1999. Nonperforming loans as a percentage of total loans totaled 4.10% and 1.06% at such dates. The allowance for loan losses as a percentage of total loans decreased from 2.12% at December 31, 1999 to 2.11% at June 30, 2000. The Company recorded a $105,000 provision for credit loss expense in the second quarter of 2000 compared to $36,590 in the same period of 1999. For the six months period ended June 30, 2000, total provision expense was $105,000 compared to $131,945 for the same period of 1999. The decrease in provision expense over the six months ended June 30, 2000 was the result of a decrease in the level of net charge-offs when compared to prior quarters combined with a decrease in total loans. Management believes the $108,000, or 7.6%, decrease in the allowance for credit losses from December 31, 1999 is consistent with the $8.8 million, or 42.4%, decrease in higher-risk IPF loans. The percentage of IPF loans to total loans has decreased from 30.5% at December 31, 1999 to 18.9% at June 30, 2000. Management does not anticipate significant changes in loan portfolio risk in the near future, and will continue to monitor the appropriate factors when considering future levels of provisions and the allowance for loan losses. While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

The Company substantially discontinued its medical claims factoring operations in 1998 and, by year-end 1999, no longer had an investment in medical claims receivables. The operations were discontinued as a result of significant losses experienced in 1997 and 1998. During the three and six month periods ended June 30, 2000, the Company recorded net recoveries of previously charged-off medical claims factoring receivables of $443 and $4,137, compared to net recoveries during the year earlier periods of $148,133 and $413,970.

Noninterest Income. Noninterest income totaled $425,763 in the second quarter of 2000, compared to $3,204,802 ($460,994 excluding the gain realized on sale of branches and realized security losses) in the second quarter of 1999. For the six month period ended June 30, 2000, noninterest income was $1,113,911 compared to $3,664,964 ($920,994 excluding the gain realized on sale of branches and realized security losses) in the prior year. A $2,788,777 gain on the sale of two Ellis County branches was recorded in the 1999 second quarter. In the first quarter of 2000, the Company realized a $389,000 settlement of a bond claim in connection with the Company's now defunct medical claims factoring operations. The Company also realized a $37,000 gain on the sale of other real estate in the second quarter of 2000. Service charges on deposit accounts decreased from the prior year due primarily to the sale of the two branches, while loan collection fee and late charge income increased modestly.

Noninterest Expense. Noninterest expense totaled $1,979,071 and $3,855,243 for the three and six month periods ended June 30, 2000, representing decreases from the year earlier periods of $1,084,723, or 35.4%, and $2,040,211, or 34.6%.
Salary, occupancy, and other noninterest expenses declined primarily due to the sale of the Midlothian and Waxahachie branch offices in the second quarter of 1999, and related reductions in full-time equivalent employees. Decreases are also attributable to decreases in expenses related to professional services, deposit insurance premiums, postage, telephone, office supplies, amortization of intangibles, and interest on IPF refunds. Professional services expense were $227,940 and $491,565 for the three month and six months period ended June 30, 2000, respectively compared to $328,495 and $698,540 for the comparable periods in 1999. Professional service expenses has been the largest component of other noninterest expense over the comparable periods and the reductions are a result of decreases in on-going litigation, acquisition and divestiture transactions and the accounting irregularities in the IPF division, discussed above. Interest on IPF loan diversion was $38,700 for the six months ended June 30, 2000, compared to $155,466 for the same period of 1999. Federal deposit insurance premiums were high in the first quarter of 1999 as the Bank's capital levels failed to comply with the Formal Agreement.

The Company's efficiency ratio, excluding the impact of the bond claim settlement and gain on the sale of the branches, was 87.3%, for both the three and six month periods ended June 30, 2000, compared to 96.8% and 89.5% for the comparable periods of 1999. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for example, for every dollar of revenue the Company generated in the first quarter of 2000, the Company incurred $0.87 in overhead expenses. The Company's efficiency ratios for the comparable periods compare unfavorably to other financial institutions in the Company's peer group.

Income Taxes. The change in income tax expense/(benefit) is primarily attributable to the change in income/(loss) before income taxes. The Company recorded income tax benefits totaling $149,000 and $190,000 for the three and six month periods ended June 30, 2000, and income tax expense of $314,000 and

$311,000 for the comparable periods during 1999. The effective tax rates for the three and six month periods ended June 30, 2000 were (23.4)% and (24.6)%, and for the same periods of 1999 were 19.4% and 38.0%.

Liquidity

Liquidity is the ability of the Company to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered to its customers. The Company's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Company also has the ability to borrow from the FHLB, subject to regulatory approval under the Formal Agreement. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents decreased $156,000, or 1.6%, from $9.8 million at December 31, 1999 to $9.6 million at June 30, 2000. Cash and cash equivalents represented 9.9% of total assets at June 30, 2000 compared to 9.4% of total assets at December 31, 1999. Subject to regulatory approval under the Formal Agreement, the Company has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Condensed Consolidated Statements of Cash Flows, the most significant transactions which affected the Company's level of cash and cash equivalents, cash flows and liquidity during the first six months of 2000 were the net decrease in loans of $4.4 million, securities purchases of $918,000, the net decrease in deposits of $3.8 million, net proceeds from security sales and maturities of $990,000 and other real estate sales of $709,000.

Capital Resources

Total shareholders' equity was $10.8 million at June 30, 2000, representing a $517,000 or 4.6% decrease from December 31, 1999. The impact of the $581,000 net loss was partially offset by a $65,000 after-tax increase in the fair value of securities available for sale.

The Holding Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk-based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier 1 and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier 1 capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Tier 2 capital, or total capital, includes Tier 1 capital plus the allowance for loan losses not to exceed 1.25% of risk-weighted assets. Risk-weighted assets are the Company's total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier 1 leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier 1 capital divided by average adjusted assets for the most recent quarter.

As discussed above, the Bank is subject to more stringent capital requirements under the Formal Agreement. The table below sets forth consolidated and Bank-only actual capital levels in addition to the capital requirements under the Formal Agreement and prompt corrective action regulations.

                                                                                               Minimum Requirements
                                                                                              Under Prompt Corrective
                                                Actual Capital Ratios       Requirements        Action Regulations
                                           -----------------------------       Under         --------------------------
                                           March 31,        December 31,       Formal        Adequately        Well
                                             2000               1999         Agreement       Capitalized    Capitalized
                                           ---------        ------------    ------------     -----------    -----------
Leverage Ratio:
  Tier I capital to average assets
    Consolidated                              5.51%             5.38%             --             4.00%           5.00%
    Bank                                      9.81%             9.78%           7.50%            4.00%           5.00%

Risk-Based Capital Ratios:
  Tier I capital to risk-weighted assets
    Consolidated                              7.44%             7.38%             --             4.00%           6.00%
    Bank                                     13.27%            13.49%           6.00%            4.00%           6.00%
  Total capital to risk-weighted assets
    Consolidated                             12.39%            12.31%             --             8.00%          10.00%
    Bank                                     14.50%            14.73%          14.00%            8.00%          10.00%

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

On March 28, 2000 the OCC approved a reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and to pay other operating expenses through March 31, 2000. No assurance can be given, however, that the OCC will continue to approve such reductions in the Bank's surplus, particularly if the Bank is unable to commence operating profitably in the near future. On April 26, 2000 certain members of the Company's Board of Directors resolved to guarantee to personally loan the Company up to $200,000, if necessary, to enable the Company to meet its cash obligations in 2000.

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

The plaintiff in the Anchorage Case was the Tennessee Commissioner of Commerce and Insurance ("Tennessee"), appointed by the Chancery Court for the State of Tennessee, Twentieth Judicial District, Davidson County, to liquidate Anchorage Fire and Casualty Insurance Company ("Anchorage"), including Anchorage deposits at the Bank.

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

               27   Financial Data Schedule.

                    -  Filed herewith.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   August 9, 2000                 SURETY CAPITAL CORPORATION



                                       By:  /s/ Charles M. Ireland
                                            -----------------------------------
                                            Charles M. Ireland, Chief Executive
                                            Officer and Principal Financial
                                            Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION                                           PAGE NUMBER
   11     Statement Regarding the Computation of Earnings Per Share      Reference is hereby made to the
                                                                         Consolidated Statements of
                                                                         Operations on page 4 and Note 2
                                                                         to the Consolidated Financial
                                                                         Statements on page 9 hereof

   27     Financial Data Schedule                                        24