Form 10QSB
period 2000-09-30
SURETY CAPITAL CORP /DE/
filed 2000-11-14
CIK 784932

                                  FORM 10-QSB


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549



Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, OR

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

Yes    X    No
    ------      _______


Common stock outstanding on November 9, 2000:  5,895,235 shares

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

                          SURETY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                         September 30,         December 31,
                                                                              2000                  1999
                                                                         ------------          ------------
Assets:
     Cash and due from banks                                             $  2,605,754          $  5,416,633
     Federal funds sold                                                     7,730,278             4,334,595
                                                                         ------------          ------------
       Total cash and cash equivalents                                     10,336,032             9,751,228
     Interest-bearing time deposits in other financial institutions            26,193                25,000
     Securities available for sale, at fair value                          12,715,063            12,480,492
     Loans, net                                                            58,995,505            65,772,554
     Premises and equipment, net                                            5,862,144             6,295,302
     Accrued interest receivable                                              622,248               514,453
     Other real estate and repossessed assets                                 959,890               825,245
     Goodwill, net                                                          5,104,547             5,432,346
     Other assets                                                           1,856,562             3,097,313
                                                                         ------------          ------------
        Total assets                                                     $ 96,478,184          $104,193,933
                                                                         ============          ============
Liabilities:
     Noninterest-bearing demand deposits                                 $ 16,993,074          $ 16,481,651
     Savings, NOW and money market accounts                                21,934,100            22,959,487
     Time deposits, $100,000 and over                                      14,039,668            13,225,995
     Other time deposits                                                   26,878,283            32,210,985
                                                                         ------------          ------------
       Total deposits                                                      79,845,125            84,878,118
     Convertible subordinated debt                                          4,350,000             4,350,000
     Accrued interest payable and other liabilities                         1,270,148             3,642,845
                                                                         ------------          ------------
        Total liabilities                                                  85,465,273            92,870,963
                                                                         ------------          ------------
Shareholders' Equity:
     Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
     Common stock, $0.01 par value, 20,000,000 shares authorized,
       5,975,071 shares issued                                                 59,751                59,751
     Additional paid-in capital                                            17,152,587            17,152,587
     Accumulated deficit                                                   (5,416,232)           (4,911,864)
     Stock rights issuable                                                     57,902                57,902
     Treasury stock, 79,836 shares at cost                                   (375,443)             (375,443)
     Accumulated other comprehensive income (loss)                           (465,654)             (659,963)
                                                                         ------------          ------------
        Total shareholders' equity                                         11,012,911            11,322,970
                                                                         ------------          ------------
        Total liabilities and shareholders' equity                       $ 96,478,184          $104,193,933
                                                                         ============          ============

         See accompanying notes to consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                             Three Months Ended                        Nine Months Ended
                                                                September 30,                            September 30,
                                                        ----------------------------            ------------------------------
                                                            2000             1999                   2000               1999
                                                        -----------      -----------            -----------        -----------
Interest Income:
  Loans, including fees                                 $ 1,541,100      $ 1,838,398            $ 4,664,766        $ 6,177,704
  Securities:
    Taxable                                                 205,912          223,818                628,531            863,581
    Tax-exempt                                                   --               --                     --             66,016
  Medical claims receivables factoring                           --               --                     --             63,928
  Federal funds sold and interest bearing
  deposits                                                  106,783           59,258                250,673            617,107
                                                        -----------      -----------            -----------        -----------
      Total interest income                               1,853,795        2,121,474              5,543,970          7,788,336

Interest expense:
  Deposits                                                  759,745          730,964              2,179,099          3,001,742
  Notes payable                                             129,068          108,273                324,818            324,818
                                                        -----------      -----------            -----------        -----------
      Total interest expense                                888,813          839,237              2,503,917          3,326,560
                                                        -----------      -----------            -----------        -----------
Net interest income                                         964,982        1,282,237              3,040,053          4,461,776

Provision for credit losses                                 (70,000)           3,837                 35,000            135,782
                                                        -----------      -----------            -----------        -----------
Net interest income after provision for
credit losses                                             1,034,982        1,278,400              3,005,053          4,325,994

Noninterest income:
  Service charges on deposit accounts                       166,830          133,795                475,759            557,837
  Loan collection fees and late charges                     124,034          143,566                450,502            510,087
  Securities gains (losses), net                                 --               --                     --            (44,807)
  Net realized gain on sale of branches                          --          280,094                     --          3,068,871
  Other income                                              355,725            4,522                834,239            134,953
                                                        -----------      -----------            -----------        -----------
      Total noninterest income                              646,589          561,977              1,760,500          4,226,941

Noninterest expense:
  Salaries and employee benefits                            710,116          981,847              2,433,415          3,316,189
  Occupancy and equipment                                   331,689          385,228              1,022,196          1,521,248
  Other expenses                                            463,676          989,607              1,905,113          3,414,699
                                                        -----------      -----------            -----------        -----------
      Total noninterest expense                           1,505,481        2,356,682              5,360,724          8,252,136
                                                        -----------      -----------            -----------        -----------
Net income (loss) before income taxes                       176,090         (516,305)              (595,171)           300,799
Income tax (benefit)                                         98,991         (164,382)               (90,803)           146,335
                                                        -----------      -----------            -----------        -----------
Net income (loss)                                       $    77,099      $  (351,923)           $  (504,368)       $   154,464
                                                        ===========      ===========            ===========        ===========

Net income (loss) per share - Basic                     $      0.01      $     (0.06)           $     (0.09)       $      0.02
                                                        ===========      ===========            ===========        ===========
Net income (loss) per share - Diluted                   $      0.01      $     (0.06)           $     (0.09)       $      0.02
                                                        ===========      ===========            ===========        ===========

         See accompanying notes to consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)





                                                             Three Months Ended                        Nine Months Ended
                                                                September 30,                            September 30,
                                                        ----------------------------            ------------------------------
                                                            2000             1999                   2000               1999
                                                        -----------      -----------            -----------        -----------
Net income (loss)                                       $    77,099      $  (351,923)           $  (504,368)       $   154,464
Other comprehensive income (loss):
  Unrealized gain (loss) on available-for-sale              196,272         (189,511)               294,408           (876,391)
    securities arising during period
  Reclassification adjustment for amounts realized
    on securities sales included in income                       --               --                     --             44,807
                                                        -----------      -----------            -----------        -----------

  Net unrealized gain (loss)                                196,272         (189,511)               294,408           (831,584)
  Tax effect                                                (66,733)          53,065               (100,099)           284,195
                                                        -----------      -----------            -----------        -----------
Total other comprehensive income (loss)                     129,539         (136,446)               194,309           (547,389)
                                                        -----------      -----------            -----------        -----------

Comprehensive income                                    $   206,638      $  (488,369)           $  (310,059)       $  (392,925)
                                                        ===========      ===========            ===========        ===========

         See accompanying notes to consolidated financial statements.

                          SURETY CAPITAL CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                                  Nine Months Ended
                                                                       ---------------------------------------
                                                                       September 30,             September 30,
                                                                            2000                      1999
                                                                       -------------             -------------
Balance at beginning of period                                         $  11,322,970             $  11,715,851

Net income (loss)                                                           (504,368)                  154,464

Change in fair value of securities available
  for sale, net of tax                                                       194,309                  (547,389)
Balance at end of period                                               $  11,012,911             $  11,322,926


         See accompanying notes to consolidated financial statements.

                          SURETY CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                      Nine Months Ended
                                                                           ----------------------------------------
                                                                           September 30,               September 30,
                                                                               2000                        1999
                                                                           ------------                ------------
Net cash from operating activities                                         $ (1,009,132)               $   (700,439)

Cash flows from investing activities:
  Net change in loans and medical claims factoring                            5,937,448                  11,905,602
  Securities available for sale:
     Purchases                                                                 (937,900)                (11,465,028)
     Maturities and repayments                                                  217,472                  17,777,224
     Proceeds from sales                                                        775,550                   4,584,869
  Purchases of interest-bearing time deposits                                    (1,193)                    (25,000)
  Proceeds from maturities of interest-bearing time deposits                         --                      94,939
  Proceeds from sale of other real estate                                       709,598                      89,073
  Premises and equipment expenditures                                           (68,484)                 (1,380,756)
  Net cash paid in sale of branches                                                  --                 (25,194,973)
  Other                                                                          (5,562)                         --
                                                                           ------------                ------------
  Net cash from investing activities                                          6,626,929                  (3,614,050)
                                                                           ------------                ------------
Cash flows from financing activities:
  Net change in deposits                                                     (5,032,993)                (20,097,997)
                                                                           ------------                ------------
      Net cash from financing activities                                     (5,032,993)                (20,097,997)
                                                                           ------------                ------------
Net change in cash and cash equivalents                                         584,804                 (24,412,486)
Cash and cash equivalents at beginning of period                              9,751,228                  34,051,649
                                                                           ------------                ------------
Cash and cash equivalents at end of period                                 $ 10,336,032                $  9,639,163
                                                                           ============                ============

Supplemental disclosures:
  Cash paid for interest                                                   $  2,497,430                $  3,703,967
  Cash paid (refunds received) for federal income taxes                     ( 1,293,200)                         --

Significant non-cash transactions:
  Transfers of repossessed collateral to other real estate                      868,000                     826,801
  Additions to loans to facilitate sale of other real estate                     78,000                      80,000


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

     These interim financial statements are prepared without audit and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2000, and its results of operations and cash flows for the periods presented.
     All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended December 31, 1999, included in its annual report on Form 10-K for the fiscal year ended December 31, 1999 (the "1999 Form 10-K"). Refer to the accounting policies of the Company described in the notes to financial statements contained in the 1999 Form 10-K. The Company has consistently followed these policies in preparing this Form 10-QSB.

     The Company is principally engaged in traditional community banking activities provided through its seven branches located in north Texas and south-central Texas. Community banking activities include commercial and retail lending, deposit gathering and investment and liquidity management activities. In addition to its community banking services, the Company offers insurance premium financing. Insurance premium finance ("IPF") lending involves the lending of funds to companies and individuals for the purpose of financing their purchase of property and casualty insurance. Prior to 1999 the Company was engaged in medical claims factoring, purchasing primarily insurance company claims from a variety of health care providers. In 1998 the Company substantially ceased operations of the medical claims factoring business.

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

     Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                                     Three Months Ended         Nine Months Ended
                                                                        September 30,             September 30,
                                                                   ----------------------    ----------------------
                                                                      2000         1999         2000         1999
                                                                   ---------    ---------    ---------    ---------
Weighted-average shares outstanding-Basic                          5,895,235    5,760,235    5,895,235    5,760,235
Effect of stock options                                                    -            -          455       74,024
                                                                   ---------    ---------    ---------    ---------

Weighted-average shares outstanding-Diluted                        5,895,235    5,760,235    5,895,690    5,834,259
                                                                   =========    =========    =========    =========


     The Company reported a net loss for the nine-month period ended September 30, 2000 and three month period ended September 30, 1999. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.

3.   Securities
     ----------

     Securities available for sale consisted of the following:

                                                                              Gross          Gross        Estimated
                                                             Amortized     Unrealized      Unrealized        Fair
                                                                Cost          Gains          Losses         Value
                                                            -----------    -----------    -----------    -----------
September 30,  2000:
-------------------
            U.S. Treasury notes                             $   199,211    $        --    $       363    $   198,848
            U.S. government agencies                         12,003,293            935        703,039     11,301,189
            Mortgage-backed securities                          461,391            594          3,663        458,322
            Other securities                                    756,704             --             --        756,704
                                                            -----------    -----------    -----------    -----------

            Total securities                                $13,420,599    $     1,529    $   707,065    $12,715,063
                                                            ===========    ===========    ===========    ===========
December 31, 1999:
-----------------
            U.S. government agencies                        $11,505,376    $        --    $   995,411    $10,509,965
            Mortgage-backed securities                          480,706            441          4,974        476,173
            Other securities                                  1,494,354             --             --      1,494,354
                                                            -----------    -----------    -----------    -----------

            Total securities                                $13,480,436    $       441    $ 1,000,385    $12,480,492
                                                            ===========    ===========    ===========    ===========

     ----------

     There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 1999 or September 30, 2000.

     Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank ("FHLB").

     The amortized cost and estimated fair value of securities at September 30, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

                                                                                        Estimated
                                                                 Amortized                Fair
                                                                    Cost                  Value
                                                                -----------            -----------
                  Due within one year                           $   199,211            $   198,848
                  Due after one year through five years             500,000                500,935
                  Due after five years through ten               11,503,293             10,800,254
                  years
                  Mortgage-backed securities                        461,391                458,322
                  Other securities                                  756,704                756,704
                                                                -----------            -----------
                  Total securities                              $13,420,599            $12,715,063
                                                                ===========            ===========


     Sales of securities available for sale were as follows:

                                                                         Nine Months Ended
                                                                -----------------------------------
                                                                September 30,          September 30,
                                                                     2000                  1999
                                                                -----------            ------------
          Proceeds                                              $   775,550               4,584,869
          Gross Gains                                                    --                     162
          Gross Losses                                                   --                  44,969


4.   Loans and Medical Claims Receivables
     ------------------------------------

     Loans consisted of the following:

                                                                September 30,           December 31,
                                                                    2000                   1999
                                                                ------------            -----------
          Real estate loans                                     $ 36,632,484            $31,529,099
          Insurance premium financing                              8,696,711             20,639,094
          Commercial loans                                         9,906,450              9,870,652
          Installment loans                                        5,263,147              5,678,584
                                                                ------------            -----------

          Total gross loans                                       60,498,792             67,717,429

          Unearned interest                                         (228,032)              (510,834)
          Allowance for credit losses                             (1,275,255)            (1,434,041)
                                                                ------------            -----------

          Loans, net                                            $ 58,995,505            $65,772,554
                                                                ============            ===========

     -------------------------------------

     From 1990 through 1998 the Company was engaged in medical claims factoring, purchasing primarily insurance company claims from a variety of health care providers. In 1998 operation of the medical claims factoring division was discontinued; however, due to the existence of contractual commitments to nine customers and in order to enhance the collectibility of previously charged-off medical claims, the Company continued to factor new medical claims receivables on behalf of these customers in 1999. As of December 31, 1999 the contractual commitments had expired and the Company no longer factors medical claims receivable.

     Activity in the allowance for credit losses on loans and medical claims receivables was as follows:

                                                     Three Months Ended                        Nine Months Ended
                                                       September 30,                             September 30,
                                             --------------------------------           --------------------------------
                                                 2000                 1999                  2000                1999
                                             -----------          -----------           -----------         ------------
Beginning balance                            $ 1,325,620          $ 1,813,607           $ 1,434,041         $  2,103,024

Provision for credit losses                      (70,000)               3,837                35,000              135,782
Charge-offs:
  Loans                                         (159,116)            (753,370)             (601,579)          (2,101,305)
  Medical claims receivables                          --               (2,490)                   --              (12,707)
Recoveries:
  Loans                                          178,686              415,354               403,591              927,957
  Medical claims receivables                          65              100,982                 4,202              525,169
                                             -----------          -----------           -----------         ------------

Ending balance                               $ 1,275,255          $ 1,577,920           $ 1,275,255         $  1,577,920
                                             ===========          ===========           ===========         ============


     Impaired loans were as follows:

                                                                  September 30,         December 31,
                                                                      2000                  1999
                                                                  -----------           -----------
          Impaired loans with allowance allocated                 $ 2,034,413           $ 3,958,654
          Impaired loans with no allowance allocated                  676,342               414,419
                                                                  -----------           -----------

            Total impaired loans                                  $ 2,710,755           $ 4,373,073
                                                                  -----------           -----------

          Amount of the allowance allocated                       $   529,497           $   645,899
                                                                  -----------           -----------


     Nonperforming loans were as follows:

                                                                  September 30,         December 31,
                                                                      2000                  1999
                                                                  -----------           -----------
          Loans past due over 90 days still on accrual            $   125,836           $    13,557
          Nonaccrual loans                                          1,326,210               705,969
                                                                  -----------           -----------

          Total nonperforming loans                               $ 1,452,046           $   719,526
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

     Financial instruments with off-balance sheet risk at September 30, 2000 and December 31, 1999 included unfunded loan commitments of $6,261,000 and $4,125,000 and letters of credit of $150,000 and $158,000.

     Unfunded loan commitments and letters of credit carrying fixed interest rates totaled $484,000 and $3,000 at September 30, 2000, with interest rates ranging from 8.0% to 14.0%. Unfunded loan commitments and letters of credit carrying fixed rates totaled $628,000 and $8,000 at December 31, 1999, with interest rates ranging from 7.5% to 18.0%.

     Federal funds sold totaled $7,730,000 and $4,335,000 at September 30, 2000 and December 31, 1999. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

     The Company has geographic concentrations of credit in its principal trade areas of Bexar, Comal, Grayson, and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. IPF loans, secured by the residual value of unearned insurance premiums, comprised $8,697,000, or 14.4%, and $20,639,000, or 30.5%, of
     gross loans at September 30, 2000 and December 31, 1999.

6.   Other Noninterest Expense
     -------------------------

     Other noninterest expense consisted of the following:

                                                         Three Months Ended                         Nine Months Ended
                                                            September 30,                             September 30,
                                                  --------------------------------           --------------------------------
                                                       2000                1999                  2000                1999
                                                  -----------          -----------           -----------         ------------
     Professional services                        $    17,111          $   215,008           $   508,676          $   913,548
     Postage                                           30,377               44,438               121,506              196,317
     Telephone                                         41,211               63,690               146,396              223,396
     Office supplies                                   27,668               47,278                91,215              143,023
     Amortization of intangibles and debt
       issuance costs                                 111,120              125,330               333,361              453,194
     Insurance                                         36,516               37,554               104,282              114,846
     FDIC and OCC assessments                          17,230               98,268                63,160              377,846
     Interest on IPF refunds                               --               84,802                38,700              240,268
     Other                                            182,443              273,239               497,817              752,261
                                                  -----------          -----------           -----------         ------------

       Total other noninterest expense            $   463,676          $    989,607          $ 1,905,113         $  3,414,699
                                                  ===========          ============          ===========         ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2000 compared to December 31, 1999, and the consolidated results of operations for the three-month and nine month periods ended September 30, 2000 compared to the same periods in 1999. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

Based on the results of the independent review of the IPF division, the Company recognized additional losses, including interest, of $2,611,000 ($1,723,000 on a tax-effected basis). These losses primarily related to the recognition of previously unrecognized loan charge-offs and, to a lesser extent, to errors resulting from the absence of appropriate accounting controls within the IPF division. The losses were recognized as adjustments to the current and prior years beginning in the first quarter of 1996 and extending through the fourth quarter of 1999. The losses, including interest, totaled $89,000 and $391,000 for the three months and nine months periods ended September 30, 1999. Interest expense on the refunds payable totaled $39,000 for the nine months ended September 30, 2000, all of which was recognized in the first quarter. Final expenses related to the losses were realized during the first quarter of 2000 and all refunds have been paid. All prior year financial information included in the accompanying consolidated financial statements included in the September 30, 2000 Form 10-QSB and in the Company's annual report on Form 10-K for the year ended December 31, 1999 has been restated to reflect these losses.

Formal Agreement with the OCC

On November 19, 1998 the Bank entered into a formal written agreement (the "Formal Agreement") with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank was also required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, by March 31, 1999 the Bank was required to achieve total risk-based capital of at least 12% of risk-weighted assets and Tier I leverage capital of at least 7.5% of adjusted total assets. By December 31, 1999 the Bank was required to achieve total risk-based capital of at least 14% of risk-weighted assets. The Bank failed to achieve the capital requirements set forth in the Formal Agreement by March 31, 1999 and submitted a request for an extension to September 30, 1999. The OCC granted the extension and the Bank achieved the required levels of capital upon completion of the sales of the Midlothian and Waxahachie branches on June 30, 1999. At September 30, 2000 and December 31, 1999 the Bank met the capital levels required by the Formal Agreement, with total risk-based capital of 15.76% and 14.73% of risk-weighted assets, respectively, and Tier I leverage capital of 10.25% and 9.78% of adjusted total assets, respectively.

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

Analysis of Financial Condition

The Company's assets totaled $96.5 million at September 30, 2000 representing a $7.7 million or 7.4% decrease compared to $104.2 million at December 31, 1999. The decrease in assets was primarily the result of decreases in loans and other assets, as more fully discussed below.

Total securities available for sale remained fairly stable, totaling $12.7 million at September 30, 2000; a $235,000 increase from December 31, 1999. The increase is due primarily to a decrease in net unrealized portfolio losses. At September 30, 2000 the unrealized loss on securities available for sale totaled $706,000 compared to $1.0 million at December 31, 1999. No impairment loss related to these securities has been recognized, as management believes the decline in the fair value is temporary. During the nine month period ended September 30, 2000, the Bank sold $776,000 of Federal Home Loan and Federal Reserve Bank stock, received $217,000 from maturing securities, and reinvested $938,000

Net loans decreased $6.8 million, or 10.3%, from $65.8 million at December 31, 1999 to $59.0 million at September 30, 2000. IPF loans decreased $11.9 million, or 57.8%, from December 31, 1999. IPF loans decreased due to a decline in IPF loan production volume as a result of the loss of three IPF loan production officers and the negative public image of the Company's IPF division stemming from the accounting irregularities discussed above. Real estate loans increased $5.1 million, or 16.2%. Real estate loans increased primarily due to growth in the Company's Small Business Administration ("SBA") lending program. The SBA guarantees portions of such loans. The Company generally sells the guaranteed portion of the loan and retains the unguaranteed portion for its portfolio.

Total loans, net of unearned interest, as a percentage of total deposits was 75.5% at September 30, 2000 compared to 79.2% at December 31, 1999.

Other real estate and repossessed assets increased $868,000 during the third quarter to $960,000 due to primarily to the foreclosure of a loan in the San Antonio area secured by undeveloped lots. During the second quarter the Company realized $710,000 in proceeds from the sales of two other real estate properties resulting in a $135,000 net increase in other real estate and repossessed assets since December 31, 1999.

Other assets decreased $1.2 million from $3.1 million at December 31, 1999 to $1.9 million at September 30, 2000. The reduction is due primarily to the collection of an income tax refund receivable from the Internal Revenue Service for excess tax payments made in 1999. The amount was refunded during the first quarter of 2000.

Total deposits were $79.8 million at September 30, 2000, a decrease of $5.0 million, or 5.9%, from December 31, 1999. Noninterest-bearing demand deposits increased $511,000 to $17.0 million, or 21.2% of total deposits, at September 30, 2000 compared to $16.5 million, or 19.4% of total deposits, at December 31, 1999. Savings, NOW and money market accounts decreased $1.0 million while time deposits declined $4.5 million. Time deposits made up 51.2% of the deposit portfolio at September 30, 2000 compared to 53.5% at December 31, 1999. The shift in deposit categories is due to maturity of time deposits retained on sale of branches and normal customer cash-usage patterns.

The Company continues to lose certain deposits retained in connection with the sale of the Midlothian and Waxahachie branches in the second quarter of 1999.
In order to obtain regulatory approval for the sale of the branches, the Company retained $8.5 million in time certificates of deposit and IRAs. Customers have elected not to renew these deposits as they have matured because the Company no longer has branch facilities in their market areas. All of the Company's time deposits mature in less than five years. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits, other than those associated with sold branches, will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

Borrowed funds totaled $4.4 million at September 30, 2000 and December 31, 1999. Borrowed funds consist of convertible subordinated notes issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually.

Other liabilities decreased $2.4 million from December 31, 1999 to $1.3 million at September 30, 2000. The decrease was primarily the result of the payment of $2.5 million in principal and interest which was accrued in connection with the IPF refunds. As mentioned above, prior financial statements were restated to properly match the expense to the periods in which the losses occurred.

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

The Company realized net income of $77,000 for the three months ended September 30, 2000 compared to a $352,000 net loss for the same period in 1999. During the three months ended September 30, 2000 the Company realized a $396,000 bond recovery for fidelity losses incurred during prior periods. Net loss for the nine months ended September 30, 2000 was $504,000 compared to a $154,000 net income for the same period in 1999. During 1999 the Company realized a $3,068,871 gain on the sale of branches. Net income per share was $0.01 for the three months ended September 30, 2000 compared to a $0.06 net loss per share for the three months ended September 30, 1999. Net loss per share was $0.09 for the nine months ended September 30, 2000 compared to $0.02 net income per share for the nine months ended September 30, 1999.

Net Interest Income. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

Net interest income decreased $317,000 or 24.7%, and $1,422,000, or 31.9%, for the three and nine months ended September 30, 2000 compared to the same period in 1999. The decrease was primarily due to decreased average balances of interest-earning assets and interest-bearing liabilities combined with a slight decrease in the weighted-average net interest margin earned on interest-earning assets. The weighted-average yield on interest-earning assets increased as a result of general market increases in interest rates over the comparable periods offset by increased rates paid on interest bearing deposits. Additionally, the Company had a significant portion of its average interest-earning assets invested in lower-yielding federal funds sold during the first and second quarters of 1999 in anticipation of the sale of the Midlothian and Waxahachie branches at the end of the second quarter. The decrease in average interest-earning assets and interest-bearing liabilities was primarily the result of the sale of these branch offices. Included in the sale were $13.1 million in loans (including $3.6 million in commercial loans, $8.5 million in real estate loans and $1.0 million in installment loans) and $45.2 million in deposits (including $9.7 million in noninterest-bearing checking, $17.8 million in savings, NOW and money market accounts and $17.7 million in time deposits).

The Company's net interest margin was 4.72% for the third quarter of 2000 compared to 5.16% for the third quarter of 1999. The Company's weighted-average yield on interest-earning assets increased to 9.07% for the third quarter of 2000 from 8.54% for the third quarter of 1999. The Company's net interest margin for the nine month period ended September 30, 2000 was 4.96% and the weighted average yield on interest-earning assets was 9.04%, compared to 4.66% and 8.47%, respectively, for the same period in 1999. The Company remains liability sensitive, whereby its interest-bearing liabilities will generally reprice more quickly than its interest-earning assets. Therefore, the Company's net interest margin will generally increase in periods of falling market interest rates and will decrease in periods of increasing market interest rates. Accordingly, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. Due to the negative gap position, the rise in interest rates may not have such an immediate effect on interest-earning assets. This lag could negatively affect net interest income. Since the first quarter of 1999 the Board of Governors of the Federal Reserve System steadily increased the discount rate, which has led to a general increase in deposit and loan rates offered by many financial institutions.

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

Loan recoveries exceeded loans charged off by $20,000 in the third quarter of 2000. Net loan recoveries coupled with the declines in loan volumes and the improvement in the level of impaired loans allowed the Company to record a negative $70,000 provision for credit losses. Loans charged off, net of recoveries, for the third quarter of 1999 were $240,000. During the nine month period ended September 30, 2000, net loan charge-offs totaled $194,000, or 0.31% of average loans compared to net loan charge-offs of $661,000, or 0.75% of average loans, for the year earlier period. IPF loans accounted for the largest portions of charge-offs. Net IPF loan charge-offs during the nine months ended September 30, 2000 were $238,000 while there were $41,000 in net recoveries of previously charged off commercial loans. As discussed above, the prior financial statements reflect previously unrecognized losses in the IPF loan portfolio. As the losses were not reported due to an inappropriate diversion of funds, no efforts had been made to collect these loans. Management intends to aggressively pursue collection of these loans. At this time, however, the Company cannot predict the likely amount of any such recoveries.

Nonperforming loans, defined as loans past due 90 days or more and loans for which the accrual of interest has been discontinued, totaled $1,452,000 at September 30, 2000 and $720,000 at December 31, 1999. Nonperforming loans as a percentage of total loans totaled 2.4% and 1.06% at such dates. The allowance for loan losses as a percentage of total loans was 2.12% at December 31, 1999 and 2.11% at September 30, 2000. The Company recorded a $70,000 negative provision for credit loss expense in the third quarter of 2000 compared to $4,000 in the same period of 1999. For the nine months period ended September 30, 2000, total provision expense was $35,000 compared to $136,000 for the same period of 1999. The decreases in provision expense compared to prior periods were the result of decreases in the level of net charge-offs when compared to prior periods combined with decreases in loans. Management believes the $159,000 decrease in the allowance for credit losses from December 31, 1999 is consistent with the $11.9 million, or 57.9%, decrease in higher-risk IPF loans. The percentage of IPF loans to total loans has decreased from 30.5% at December 31, 1999 to 14.4% at September 30, 2000. Management does not anticipate significant changes in loan portfolio risk in the near future, and will continue to monitor the appropriate factors when considering future levels of provisions and the allowance for loan losses. While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

The Company substantially discontinued its medical claims factoring operations in 1998 and, by year-end 1999, no longer had an investment in medical claims receivables. The operations were discontinued as a result of significant losses experienced in 1997 and 1998. During the three and nine month periods ended September 30, 2000, the Company recorded net recoveries of previously charged-off medical claims factoring receivables of $65 and $4,202, compared to net recoveries during the year earlier periods of $98,492 and $512,462.

Noninterest Income. Noninterest income totaled $647,000 in the third quarter of 2000. The Company realized a $396,000 fidelity bond recovery from losses incurred by one of its branches in a prior period. $339,000 of the bond recovery is included in noninterest income while $57,000 was credited to noninterest expense as a recovery of legal fees. Noninterest income totaled $562,000 in the third quarter of 1999 ($282,000 excluding the gain realized on sale of branches). For the nine month period ended September 30, 2000, noninterest income was $1,761,000 compared to $4,227,000 ($1,203,000 excluding the $3,069,000 gain realized on sale of branches and $45,000 realized security losses) in the prior year. In addition to the bond recovery mentioned above, the Company realized a $389,000 settlement of a bond claim in connection with its now defunct medical claims factoring operations during the first quarter of 2000 and a $40,000 gain on the sale of other real estate in the second quarter of 2000.

Noninterest Expense. Noninterest expense totaled $1,506,000 and $5,361,000 for the three and nine month periods ended September 30, 2000, representing decreases from the year earlier periods of $851,001, or 36.1%, and $2,891,000, or 35.0%. Salary, occupancy, and other noninterest expenses declined primarily due to the sale of the Midlothian and Waxahachie branch offices in the second quarter of 1999, and related reductions in full-time equivalent employees. Decreases are also attributable to decreases in expenses related to professional services, deposit insurance premiums, postage, telephone, office supplies, amortization of intangibles, and interest on IPF refunds. Professional services expense were $17,000 and $509,000 for the three month and nine month periods ended September 30, 2000, respectively compared to $215,000 and $914,000 for the comparable periods in 1999. Professional services expenses have been the largest component of other noninterest expense over the comparable periods and the reductions are a result of $57,000 of the bond recovery realized during the third quarter applied as a recovery of legal fees, decreases in on-going litigation, acquisition and divestiture transactions, and the accounting irregularities in the IPF division, discussed above. Interest on IPF loan diversion was $39,000 for the nine months ended September 30, 2000, compared to $240,000 for the same period of 1999. Federal deposit insurance premiums were high during 1999 as the Bank's capital levels failed to comply with the Formal Agreement.

The Company's efficiency ratio, excluding the impact of the bond claim settlement and gain on the sale of the branches, was 72.3% and 82.4% for the three and nine month periods ended September 30, 2000, compared to 96.1% and 91.8% for the comparable periods of 1999. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for example, for every dollar of revenue the Company generated in the third quarter of 2000, the Company incurred $0.72 in overhead expenses. While showing improvement, the Company's efficiency ratios for the comparable periods continue to compare unfavorably to other financial institutions in the Company's peer group.

Income Taxes. The change in income tax expense/(benefit) is primarily attributable to the change in income/(loss) before income taxes. The Company recorded $99,000 income tax expense and $91,000 income tax benefits for the three and nine month periods ended September 30, 2000, and $164,000 income tax benefit and $146,000 income tax expense for the comparable periods during 1999. The effective tax rates for the three and nine month periods ended September 30, 2000 were 56.2% and (15.3)%, and for the same periods of 1999 were (31.8)% and 48.6%.

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

Cash and cash equivalents increased $585,000, or 6.0%, from $9.8 million at December 31, 1999 to $10.3 million at September 30, 2000. Cash and cash equivalents represented 10.7% of total assets at September 30, 2000 compared to 9.4% of total assets at December 31, 1999. Subject to regulatory approval under the Formal Agreement, the Company has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

As summarized in the Condensed Consolidated Statements of Cash Flows, the most significant transactions which affected the Company's level of cash and cash equivalents, cash flows and liquidity during the first nine months of 2000 were net decreases in loans of $5.9 million and net decreases in deposits of $5.0 million.

Capital Resources

Total shareholders' equity was $11.0 million at September 30, 2000, representing a $310,000 or 2.7% decrease from December 31, 1999. The impact of the $504,000 net loss was partially offset by a $194,000 after-tax increase in the fair value of securities available for sale.

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

                                                                                                       Minimum Requirements
                                                                                                      Under Prompt Corrective
                                                  Actual Capital Ratios            Requirements         Action Regulations
                                             --------------------------------          Under       -----------------------------
                                             September 30,        December 31,        Formal       Adequately            Well
                                                 2000                1999           Agreement      Capitalized       Capitalized
                                             ------------         -----------     ------------     -----------       -----------
Leverage Ratio:
Tier I capital to average assets
    Consolidated                                     5.75%               5.38%              --            4.00%             5.00%
    Bank                                            10.25%               9.78%            7.50%           4.00%             5.00%

Risk-Based Capital Ratios:
  Tier I capital to risk-weighted assets
    Consolidated                                     8.08%               7.38%              --            4.00%             6.00%
    Bank                                            14.41%              13.49%            6.00%           4.00%             6.00%
  Total capital to risk-weighted assets
    Consolidated                                    13.46%              12.31%              --            8.00%            10.00%
    Bank                                            15.76%              14.73%           14.00%           8.00%            10.00%


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

On March 28, 2000 the OCC approved a reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and to pay other operating expenses through March 31, 2000. Approval for an additional dividend to enable the Company to meet its debt service obligations for September 30, 2000 was denied. In October 2000 certain members of the Company's Board of Directors and one employee loaned the Company $260,000 to enable the Company to meet its cash obligations. The promissory notes evidencing the loans mature on December 31, 2001 and bear no interest from the date of issuance until maturity. Additionally, the promissory notes are convertible into Common Stock at the rate of one share of Common Stock per $0.36 of principal amount of the notes.

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

The Anchorage Case was called to trial in July 1998, where, immediately before trial was to begin, the court granted summary judgment in favor of the Bank and entered a take nothing judgment against the Plaintiff. Tennessee has since appealed the trial court's summary judgment to the Fifth Circuit Court of Appeals, which affirmed the judgment of the trial court. The timetable for further appeals has expired, resulting in a final judgment in favor of the Bank that Tennessee take nothing by its suit.

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

A satisfactory settlement has been reached in principal regarding the Shortline case, and is expected to be concluded shortly.

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

              27   Financial Data Schedule.

                   -  Filed herewith.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   November 9, 2000               SURETY CAPITAL CORPORATION



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