Form 10KSB40
period 2000-12-31
SURETY CAPITAL CORP /DE/
filed 2001-04-17
CIK 784932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2000 - Commission File Number 33-1983; OR

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

                                  817-335-5955
              (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:  None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         Issuer's revenues for its most recent fiscal year $9,388,565.

         The aggregate market value of Common Stock held by nonaffiliates of the Registrant on March 26, 2001, based on the average of the bid and ask price for the Common Stock, was $2,386,164. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant. As of March 26, 2001, 6,006,346 shares of Common Stock were outstanding.

         Transitional Small Business Disclosure Format (check one).
                Yes [ ] No [X]

         Documents Incorporated by Reference:  None.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Surety Capital Corporation (the "Company"), a corporation incorporated under the laws of the state of Delaware in 1985, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company owns all of the issued and outstanding shares of capital stock of Surety Bank, National Association (the "Bank"), Fort Worth, Texas, formerly Texas Bank, National Association and formerly Texas National Bank. The Bank has full service offices in Converse, Fort Worth, New Braunfels, San Antonio, Schertz, Universal City, and Whitesboro, Texas.

         The Company's and the Bank's principal executive offices are located at 1501 Summit Avenue, Fort Worth, Texas 76102, and its telephone number is 817-335-5955.

THE COMPANY

         Surety Finance Company, the predecessor to the Company, commenced business in 1985 as a sole proprietorship. In December 1989, the Company acquired approximately 98% of the common stock of the Bank and subsequently increased its ownership to 100%. Prior to acquisition of the Bank, the Company operated as a casualty insurance premium financing ("IPF") company licensed by the State of Texas. Upon its acquisition by the Company, the Bank began making IPF loans, and the Company ceased writing new IPF business to allow the Bank to succeed to the existing business of the Company at that time. The Company conducts all its operations through the Bank.

THE BANK

         The Bank was chartered as a national banking association in 1963. The Bank operates full service offices in Converse, Fort Worth, New Braunfels, San Antonio, Schertz, Universal City, and Whitesboro, Texas. The Bank recently received regulatory approval to establish two mobile branches to serve Dallas, Tarrant, Bexar and Travis counties in Texas. Management anticipates that these mobile branches will begin operations in the second quarter, 2001.

         The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, money transfers, safe deposit facilities, commercial loans, real estate mortgage loans, consumer loans and night depository facilities. The Bank also specializes in IPF lending. At December 31, 2000 commercial loans, real estate loans, consumer loans and IPF loans represented 18.30%, 62.49%, 9.24% and 9.97% of the Company's total loan portfolio, respectively. Management believes that no material industry or group concentrations exist in the loan portfolio.

REGULATORY RELATIONS

         FORMAL AGREEMENT. On November 19, 1998 the Board of Directors of the Bank entered into a formal written agreement (the "Formal Agreement") with the Office of the Comptroller of the Currency (the "OCC") pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. Under the Formal Agreement, by March 31, 1999 the Bank was required to achieve total risk-based capital of at least 12% of risk-weighted assets and Tier I leverage capital of at least 7.5% of adjusted total assets. By December 31, 1999 the Bank was required to achieve total risk-based capital of at least 14% of risk-weighted assets. The Bank failed to achieve the capital requirements set forth in the Formal Agreement by March 31, 1999 and submitted a request for an extension to September 30, 1999. The OCC granted the extension. The Bank achieved the required levels of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999, and has remained in compliance since that time. At December 31, 2000 the Bank met the capital levels required by the Formal Agreement, with total risk-based capital of 15.99% of risk-weighted assets and Tier I leverage capital of 9.83% of adjusted total assets.

         MEMORANDUM OF UNDERSTANDING. On October 28, 1999 the Board of Directors of the Company entered into a Memorandum of Understanding (the "MOU") with the Board of Governors of the Federal Reserve System (the "FRB"). Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions which have been or may be imposed on the Bank by the OCC. The Company has complied with the requirements of the MOU.

ACQUISITIONS/DISPOSITIONS

         In April 1998, the Company acquired TexStar National Bank, Universal City, Texas ("TexStar"), with four branch locations in the greater San Antonio, Texas metropolitan area. TexStar had $70.3 million in total assets, $64.8 million in deposits and $5.0 million in shareholders' equity. The purchase price for TexStar was approximately $19.36 per share of TexStar common stock, for cash consideration of $9.8 million. The Company financed the acquisition through a private placement of subordinated convertible debt and other working capital.

         In June 1999, the Company sold two branches located in Waxahachie and Midlothian, Texas resulting in a pretax gain of $3.1 million. In October 1998, the Company sold four branches located in Chester, Kennard, Lufkin and Wells, Texas resulting in a pretax gain of $1.1 million.

         In February 1996, the Company acquired First National Bank, Midlothian, Texas, with $53.8 million in assets, for $6.6 million. The Company financed the Midlothian acquisition through a $7.4 million public offering of the Company's Common Stock.

DEPENDENCE ON BANK

         The Company, as a holding company without significant assets other than its ownership of all the common stock of the Bank, is dependent upon dividends received from the Bank in order to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2008 (the "Notes"), issued under an indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Indenture"). Under the Formal Agreement, the Bank is currently precluded from declaring and paying any dividends without prior OCC approval.

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

         In October 2000, certain current and former members of the Company's Board of Directors and an employee loaned the Company $260,000 to enable the Company to meet its cash obligations. The promissory notes evidencing the loans mature on January 2, 2002 and bear no interest from date of issuance until maturity. Additionally, the promissory notes are convertible into common stock at a rate of one share of common stock per $0.36 of principal amount of the notes. A director also accepted a $38,000 non interest-bearing note maturing December 31, 2001 in exchange for professional fees due to the director's firm. In March 2001, certain Board members committed to advance up to $460,000, if needed, to enable the Company to meet its cash obligations in 2001.

COMMERCIAL AND CONSUMER LENDING

         The Company provides general commercial lending services for corporate and other business clients as a part of the Company's efforts to serve the local communities in which it operates. Certain risks are involved in granting loans, primarily related to the borrowers' ability and willingness to repay the debt. Before the Company extends a new loan to a customer, these risks are assessed through a review of the borrower's past and current credit history, the collateral being used to secure the transaction, the borrower's general character and various other factors. Once the decision has been made to extend credit, the Company's independent loan review function, which is currently performed by an independent accounting and consulting firm, and a responsible credit officer monitor these factors throughout the life of the loan. Any loan identified as a problem credit by management or during the loan review is assigned to the Company's "watch loan list," and is subject to ongoing monitoring to ensure appropriate action is taken when deterioration has occurred.

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

         Consumer installment loans to individuals include loans secured by automobiles and other consumer assets. Consumer loans for the purchase of new automobiles generally do not exceed 80% of the sticker price of the car. Loans for used cars generally do not exceed average loan value as stipulated in a recent auto industry used car price guide. Overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, the absence of collateral. Since these loans are generally repaid from ordinary income of an individual or family unit, repayment may be adversely affected by job loss, divorce, and ill health or by general decline in economic conditions. The Company assesses the borrower's ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

INSURANCE PREMIUM FINANCING

         The Company supplements its traditional community bank lending with its specialized niche-lending product of IPF. The Company funds this specialized lending activity by using relatively low cost core retail deposits from its network of community banking offices. This gives the Company a pricing advantage over non-bank competitors.

         IPF lending involves the lending of funds to companies and individuals for the purpose of financing their purchase of property and casualty insurance. The Company markets this product through 492 independent insurance agents and maintains a loan portfolio supported by insurance policies underwritten by 815 insurance companies. The loans are relatively short term, generally with initial maturities of eight to ten months. The down payment and monthly installments on each loan are calculated so that in most cases the equity or value of the unearned premium in the policy exceeds the net balance due on the loan. If the borrower does not make the loan payments on time, the Company has the right, after notice to the borrower, to cancel the insurance policy and to receive the entire amount of the unearned premium from the insurance company writing the insurance. The unearned premium is then applied to the net loan balance.

         As a result of various accounting irregularities found during the course of an internal audit of the IPF division of the Bank conducted in 1999 and concluded in the first quarter of 2000, the Company recognized additional losses, including interest, of $2,611,000, (on a before tax basis) over prior years beginning in the first quarter of 1996 and extending through the fourth quarter of 1999. These losses were primarily the result of the diversion of refunds due certain insurance premium finance customers to the accounts of other customers. Errors resulting from the absence of appropriate accounting controls, to a much lesser extent, also contributed to such losses. See "Restatement of Prior Year Financial

Statements" under "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The irregular transactions were discovered through the Company's internal audit and reported to the Board of Directors and the OCC. On September 21, 1999 the Board of Directors and the OCC entered into an Amendment to the Formal Agreement pursuant to which the Bank was required to retain the services of a qualified and independent auditor of the Bank to review all IPF accounting transactions (from 1997 forward) relating to any overpayment of loan balances and/or refunds due to IPF customers and report to the Board of Directors and the OCC regarding the review. The Company engaged an independent forensic accountant to conduct an independent review of the IPF division covering the period from January 1, 1996 to December 31, 1999. Based on the findings of the review, the Company made refunds to affected borrowers totaling $2,523,000, of which $567,000 was interest. There can be no assurance that additional regulatory actions involving the Company or the Bank will not be taken, or if taken, will not have a material adverse impact on the Company or the Bank. The Company is cooperating with regulatory agencies in their review of these matters.

         Management intends to aggressively pursue collection of the loans to which funds were inappropriately directed. At this time, however, the Company has not collected any significant amounts and cannot predict the likely amount of any such recoveries. The Company and the Bank no longer employs the persons directly responsible for managing the IPF division during the period when the diversions occurred.

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

         At December 31, 2000, IPF loans totaled $5.9 million, or 9.97% of gross loans, compared to $20.6 million, or 30.48% of gross loans, at December 31, 1999.

DISCONTINUED BUSINESS LINE -- MEDICAL CLAIMS FACTORING

         From 1990 through 1998 the Company was engaged in medical claims factoring, purchasing primarily insurance company claims from a variety of health care providers. In 1998 the Company realized net charge-offs of $3.5 million for medical claims receivables. Accordingly, the operations of the medical claims factoring division was discontinued; however, due to the existence of contractual commitments to nine customers and in order to enhance the collectibility of previously charged-off medical claims, the Company continued to factor new medical claims receivables on behalf of these customers in 1999. Management will continue to actively pursue the collection of the charged-off receivables. In 2000 and 1999, recoveries, net of charge offs, totaled $4,202 and $540,000. At this time, the Company cannot predict the likely amount of any additional recoveries.

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

         The Company believes that such competition will continue and increase in the future. In addition, the manner in which and the means by which financial services are delivered to customers have changed significantly in the past and can be expected to continue to change in the future. It is not possible to predict the manner in which existing technology, and changes in existing technology, will affect the Company. Changes in technology are likely to require additional capital investments to remain competitive. Although the Company has invested in new technology in the past, there can be no assurance that the Company will have sufficient financial resources or access to the proprietary technology, which might be necessary to remain competitive in the future.

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

EMPLOYEES

         As of December 31, 2000 the Bank had 62 full-time employees and 19 part-time employees. The Bank provides a number of benefits such as health, dental and life insurance for all, as well as education assistance for qualified employees. None of the Bank's employees are subject to a collective bargaining agreement, and the Bank believes that its employee relations are good. The Company has no employees not also employed by the Bank.

SELECTED FINANCIAL DATA

         The following summary of consolidated financial data of the Company is derived from the financial statements of the Company as of and for the five years ended December 31, 2000. All financial information prior to 1999 has been restated to reflect previously unrecognized losses resulting from accounting irregularities in the Company's IPF division and certain other error corrections. See Note 2 to the accompanying consolidated financial statements for details of the restatement.


                                                                               At December 31,
                                                           ------------------------------------------------------------
(Dollars in thousands, except per share amounts)              2000      1999(1)      1998(2)         1997       1996(3)
                                                           ------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                                               $93,180     $104,194     $174,605     $171,985      $176,439
Cash and cash equivalents                                   11,023        9,751       34,052       28,461        22,866
Securities available for sale                               13,071       12,480       24,887       29,305        16,221
Securities held to maturity                                     --           --           --           --        22,561

Loans, net of unearned interest                             59,502       67,207       98,994       98,621        96,818
Allowance for credit losses on loans                         1,264        1,434        1,962          951         1,067
Medical claims factoring, net                                   --           --          505        3,073         6,116
Total deposits                                              79,661       84,878      154,847      154,541       155,690
Long term debt                                               4,350        4,350        4,350           --            --
Shareholders' equity                                         7,678       11,323       11,716       15,206        19,112

                                                                              Year Ended December 31,
                                                          -------------------------------------------------------------
                                                             2000       1999(1)      1998(2)         1997       1996(3)
                                                          -------------------------------------------------------------

INCOME STATEMENT DATA:
Interest income                                           $ 7,488      $  9,912      $ 16,451      $ 15,420      $14,390
Interest expense                                            3,372         4,104         7,101         5,750        5,361
                                                          --------------------------------------------------------------
Net interest income                                         4,116         5,808         9,350         9,670        9,029
Provision for credit losses                                   (35)          137         2,839         7,169          307
                                                          --------------------------------------------------------------
Net interest income after provision for credit losses       4,151         5,671         6,511         2,501        8,722
Noninterest income                                          1,900         4,552         3,425         2,539        1,877
Noninterest expense                                         9,326        10,809        12,493        11,154        8,143
                                                          --------------------------------------------------------------
Income (loss) before income taxes                          (3,275)         (586)       (2,557)       (6,114)       2,456
Income tax expense (benefit)                                  839          (840)          913        (2,085)         877
                                                          --------------------------------------------------------------
Net income (loss)                                         $(4,114)     $    254        (3,470)       (4,029)       1,579
                                                          =======      ========        ======        ======        =====
COMMON SHARE DATA:
Net income (loss) - basic                                 $ (0.69)     $   0.04      $  (0.60)     $  (0.70)     $  0.29
Net income (loss) - diluted                                 (0.69)         0.04         (0.60)        (0.70)        0.29
Book value                                                   1.30          1.92          2.03          2.64         3.32
Dividend pay-out ratio                                       --            --            --            --           --


                                                                               As of or for the Year Ended December 31,
                                                                   -----------------------------------------------------------
                                                                      2000      1999(1)      1998(2)       1997       1996(3)
                                                                   -----------------------------------------------------------
PERFORMANCE DATA
Return (loss) on average total assets                               (4.20)        0.19%      (1.66)%      (2.30)%        0.96%
Return (loss) on average shareholders' equity                      (38.02)        2.28%     (27.09)%     (21.94)%        9.15%
Net interest spread(4)                                               4.30%        4.28%        4.55%        5.39%        5.52%
Net interest margin(5)                                               5.06%        4.98%        5.11%        6.11%        6.14%
Average shareholders' equity to average assets                      11.04%        8.11%        6.13%       10.50%       10.49%
Total loans to total deposits at year-end                           74.69%       79.18%       63.93%       63.82%       62.19%

ASSET QUALITY RATIOS
Nonperforming assets to total assets                                 2.41%        1.48%        1.16%        2.63%        1.18%
Nonperforming loans to total loans(6)                                2.15%        1.06%        1.82%        0.19%        0.26%
Net loan charge-offs to average loans(6)                             0.22%        1.61%        2.88%        1.01%        0.38%
Allowance for credit losses on loans to total loans(6)               2.12%        2.12%        2.02%        0.94%        1.07%
Allowance for credit losses on loans to nonperforming               98.53%      199.30%      108.16%      502.00%      417.38%
  Loans(6)


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

     (4) Calculated as the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

     (5) Calculated as net interest income divided by average interest-earning assets.

     (6)  Exclusive of medical claims factoring.

SUPERVISION AND REGULATION

GENERAL

         The Company and the Bank are subject to the generally applicable state and federal laws governing businesses and employers. Special state and federal laws and regulations applicable only to financial institutions and their parent companies further regulate the Company and the Bank. Virtually all aspects of the Company's and the Bank's operations are subject to specific requirements or restrictions and general regulatory oversight, including laws regulating consumer finance transactions, such as the Truth in Lending Act, the Home Mortgage Disclosure Act and the Equal Credit Opportunity Act and laws regulating collections and confidentiality, such as the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Right to Financial Privacy Act. The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole, and not for the protection of bank holding company stockholders or creditors.

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

         MEMORANDUM OF UNDERSTANDING: On October 28, 1999 the Board of Directors of the Company entered into an MOU with the FRB. Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Company has submitted each of the requested plans and procedures to the FRB. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Company by the OCC.

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

         GRAMM-LEACH-BLILEY ACT OF 1999: The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") eliminates many legal barriers between banks and bank holding companies, on the one hand, and securities firms, insurance companies and other financial services providers, on the other. Among other things, the GLB Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHC Act to permit bank holding companies that qualify as "financial holding companies" ("FHCs") to engage in activities, and acquire companies engaged in activities, that are (a) financial in nature;
(b) incidental to financial activities; or (c) complementary to financial activities if the FRB determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The GLB Act treats various lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market making, and merchant banking activities as financial in nature for this purpose. The FRB, in consultation with the Secretary of the Treasury, may add to this list. The GLB Act not only permits bank holding companies to acquire securities and insurance firms, but also allows such firms to acquire banks and bank holding companies.

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

REGULATION OF THE BANK

         The Bank is a national banking association and therefore is subject to regulation, supervision and examination by the OCC. The Bank is also a member of the FRB and the FDIC. Requirements and restrictions under the laws of the United States include a reserves requirement, restrictions on the nature and the amount of loans which can be made, restrictions on the business activities in which a bank may engage, restrictions on the payment of dividends to shareholders, and minimum capital requirements. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources." Because the FRB regulates the bank holding company parent of the Bank, the FRB also has supervisory authority that directly affects the Bank. In addition, upon making certain determinations with respect to the condition of any insured national bank, such as the Bank, the FDIC may begin proceedings to terminate a bank's federal deposit insurance.

         FORMAL AGREEMENT WITH THE OCC: On November 19, 1998 the Board of Directors of the Bank entered into a Formal Agreement with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank was also required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, by March 31, 1999 the Bank was required to achieve total risk-based capital of at least 12% of risk-weighted assets and Tier I leverage capital of at least 7.5% of adjusted total assets. By December 31, 1999 the Bank was required to achieve total risk-based capital of at least 14% of risk-weighted assets. The Bank failed to achieve the capital requirements set forth in the Formal Agreement by March 31, 1999 and submitted a request for an extension to September 30, 1999. The OCC granted the extension. The Bank achieved the required level of capital upon completion of the sale of the

Midlothian and Waxahachie branches on June 30, 1999 and has remained in compliance. At December 31, 2000 and 1999 the Bank met the capital levels required by the Formal Agreement with total risk-based capital of 15.99% and 14.73% of risk-weighted assets and Tier I leverage capital of 9.83% and 9.78% of adjusted total assets.

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

         The Formal Agreement also prohibits the Board of Directors from declaring or paying any dividends unless the Bank (1) is in compliance with 12 U.S.C. Sections 56 and 60 (see "Restrictions on Distribution of Subsidiary
Bank Dividends and Assets" under "Item 1. Business - Supervision and Regulation:
Regulation of Bank"), its approved capital program provided for in the Formal Agreement, and the capital levels set forth in the Formal Agreement, as more fully described above, and (2) has obtained the prior written approval of the OCC.

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

         Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. As of December 31, 2000 the Bank has negative undivided profits of $(5,725,953). Payment of dividends out of undivided profits is further limited by 12 U.S.C. Section 60(a), which prohibits a national bank from declaring a dividend on its shares of common stock until its surplus equals its common capital, unless there has been transferred to surplus not less than 1/10th of the national bank's net income of the preceding half year in the case of quarterly or semi-annual dividends or not less than 1/10th of the national bank's net income of the preceding two consecutive half year periods in the case of annual dividends. The payment of dividends by the Bank is also subject to the provisions of 12 U.S.C. Section 60(b), which provides that no dividend may be declared or paid without the prior approval of the OCC if the total of all dividends, including the proposed dividend, in any calendar year exceeds the total of the Bank's net income for that year combined with its retained net income (or loss) of the preceding two years. The Bank incurred aggregated losses for fiscal years 2000 and 1999 in the amount of $2,731,261. Furthermore, under federal law, a bank cannot pay a dividend if after paying the dividend, the bank will be "undercapitalized." Moreover, the OCC may find a dividend payment that meets all of the foregoing statutory requirements to be an unsafe and unsound practice and on those grounds prohibit the dividend.

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

         On November 9, 1999 the OCC approved a $262,000 reduction of the Bank's surplus, the proceeds of which were upstreamed to the Company, which together with a $60,000 capital contribution by certain officers and directors of the Company and a $139,000 federal income tax payment by the Bank to the Company, was sufficient to enable the Company to meet its September 30, 1999 interest obligations under the Notes and to pay certain other operating expenses. On March 28, 2000 the OCC approved another reduction in the Bank's surplus in the amount of $500,000 that enabled the Bank to meet its debt service obligations under the Notes and to pay for other operating expenses through March 31, 2000. In October 2000, certain current and former members of the Company's Board of Directors and an employee loaned the company $260,000 and another Director agreed to accept a $38,000 promissory note for fees due. The notes do not bear interest and mature January 2, 2002, except for the note for fees due, which matures on December 31, 2001. $260,000 of the notes are convertible, at the option of the holder, into common shares of the Company at the rate of $0.36 per share. At December 31, 2000, the Company, as a stand-alone entity, did not have sufficient cash on hand or sources of income to meet the interest obligation on the convertible notes and other cash requirements in 2001. In March 2001, certain directors committed to lend the Company $460,000, if needed, to enable the Company to meet its debt service and operating expense obligations through December 31, 2001. Any advances under the commitment will be evidenced by non interest bearing notes convertible at the lower of $0.36 per share or 75% of the average bid price during the ten day period prior to any advance. Until the restrictions under the Formal Agreement are lifted and the Bank satisfies the other statutory and regulatory requirements with respect to the payment of dividends, the Bank is precluded from paying a dividend to the Company, without prior OCC approval. Under these circumstances it is highly unlikely that the Company would be able to rely on alternative sources of capital, such as borrowings from financial institutions or issuances of equity securities and subordinated debt instruments. Therefore, the Company for the foreseeable future is dependent on the OCC's approval of future dividends by the Bank to the Company or continued loans from certain directors. No assurance can be given that the OCC will continue to approve dividends by the Bank to the Company, particularly if the Bank is unable to commence operating profitably in the near future or that directors will continue to advance funds beyond 2001.

         In the event the Company is unable to make the required interest payments, the Company will be in default under the Notes for failure to pay accrued interest thereon. The Indenture pursuant to which the Notes are issued does not provide for any right of acceleration of the payment of the Notes as a result of any failure of the Company to timely pay principal of and interest on the Notes, or to comply with the covenants contained in the Indenture; the holder of the Notes (or the Trustee on behalf of the holders of all the Notes affected) may, however, in lieu of accelerating the maturity of the Notes, seek to enforce payment of such interest, principal or premium, if any, and the performance of such covenants or agreements. Furthermore, the Notes may be accelerated in the event of the bankruptcy, insolvency or reorganization of the Company. The initiation of any such course of action by the holders of the Notes in the event of the failure of the Company to meet its debt servicing obligations under the Notes could have a significant adverse impact on the future operations of the Company.

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

         Based on its capital ratios as of December 31, 2000, and exclusive of the Formal Agreement, the Bank meets the requirements to be categorized as "well capitalized" under the applicable regulations. However, if the Bank were to become undercapitalized and these restrictions were to be imposed, the restrictions, either individually or in the aggregate, could have a significant adverse effect on the operations of the Bank.

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

         The minimum standard for the ratio of Tier I capital to total risk-weighted assets is 4% and the ratio of total capital to risk-weighted assets (including certain off-balance sheet obligations, such as standby letters of credit) is 8%. At least half of the risk-based capital must consist of common equity, retained earnings, and qualifying perpetual preferred stock, less deductions for goodwill and various other intangibles ("Tier I capital"). The remainder may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock, and a limited amount of the general valuation allowance for loan losses ("Tier II capital"). The sum of Tier I capital and Tier II capital is "total risk-based capital." See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The FRB (for the Company) and the OCC (for the Bank) have also adopted guidelines which supplement the risk-based capital guidelines with a minimum leverage ratio of Tier I capital to average total consolidated assets ("leverage ratio") of 3% for institutions with well diversified risk (including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings), that are generally considered to be strong banking organizations (rated a CAMEL 1 under applicable federal guidelines), and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4% to 5%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The FRB continues to consider a "tangible Tier I leverage ratio" in evaluating proposals for expanding activities by bank holding companies. The tangible Tier I leverage ratio is the ratio of a banking organization's Tier I capital (less deductions for intangibles otherwise includable in Tier I capital) to total tangible assets. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" for a discussion of the Company's and the Bank's Tier I and Tier II capital ratios.

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

         DEPOSIT INSURANCE ASSESSMENTS: Deposits held by the Bank are insured by the Bank Insurance Fund ("BIF") of the FDIC. The FDIC assessment is calculated on the level of deposits held by the Bank. The BIF assessment rate is determined by the FDIC for categories of banks based upon the risk to the insurance fund. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments are between zero and 27 cents per $100 in assessable deposits. The FDIC has also established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. The FDIC can make changes in the rate schedule outside the five-cent range above or below the current schedule only after a full rulemaking with opportunity for public comment.

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

STATISTICAL DISCLOSURES

         The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission's Industry Guide 3, or a specific reference as to the location of required disclosures included as a part of this Form 10-KSB as of and for the year ended December 31, 2000.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A & B.   Average Balance Sheet and Related Analysis of Net Interest Earnings


         This information is included under the heading "Yields Earned and Rates Paid" included in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

C.       Interest Differential

         This information is included under the heading "Yields Earned and Rates Paid" included in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

II.      SECURITIES PORTFOLIO

A. The following is a schedule of the December 31 carrying values of securities available for sale:

                                     2000            1999            1998
                                -----------     -----------     -----------
U.S. Treasury notes             $      --       $      --       $ 5,512,050
U.S. government agencies         11,861,766      10,509,965      11,710,341
State and county municipals            --              --         2,514,782


Mortgage-backed securities          448,368         476,173       3,179,716
Other securities                    761,104       1,494,354       1,969,815
                                -----------     -----------     -----------

  Total securities              $13,071,238     $12,480,492     $24,886,704
                                ===========     ===========     ===========


B. The following is a schedule of maturities for each category of securities available for sale and the related weighted-average yield of such securities as of December 31, 2000:

                                 Within 1 Year         After 1 Year but         After 5 Years but      Other Securities
                                                        Within 5 Years           Within 10 Years
                                Amount      Yield       Amount       Yield       Amount       Yield     Amount    Yield
                                ------      -----       ------       -----       ------       -----    ------     -----
U.S. government agencies       $196,066     5.62     $2,953,045     6.21      $8,712,655     6.71%     $   --       --
Mortgage-backed securities         --       --          448,368     6.77            --       --            --       --
Other securities                   --       --             --       --              --       --         761,104     N/A
                               --------              ----------               ----------               --------

          Total                $196,066     5.62     $3,401,413     6.29%     $8,712,655     5.19%     $761,104     N/A
                               ========              ==========               ==========               ========

         The weighted-average yields are calculated using fair market value of securities and are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount. Other securities include stock holdings in the Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank that bear no stated maturity or yield.

C. Excluding holdings of obligations of U.S. government agencies, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 2000.

III.     LOAN PORTFOLIO

A. Types of Loans - Total year-end loans and medical claims receivables are comprised of the following classifications:


                                              2000              1999              1998               1997              1996
                                         -------------------------------------------------------------------------------------
Loans:
  Insurance premium financing            $  5,951,300      $ 20,639,094      $ 24,570,762      $  40,361,185      $ 39,168,604
  Commercial loans                         10,919,098         8,841,027        29,424,509         23,171,566        22,745,139
  Consumer                                  5,511,651         5,678,584         3,867,119         10,632,451        12,631,520
  Real estate loans                        37,280,209        32,558,724        42,047,938         26,668,598        24,774,167
                                         ------------      ------------      ------------      -------------      ------------
    Total loans                            59,662,258        67,717,429        99,910,328        100,833,800        99,319,430
  Less:  Unearned interest                   (160,237)         (510,834)         (916,152)        (2,212,391)       (2,501,747)
    Allowance for credit losses            (1,263,961)       (1,434,041)       (1,961,840)          (950,809)       (1,067,041)
                                         ------------      ------------      ------------      -------------      ------------
  Total loans, net                       $ 58,238,060      $ 65,772,554      $ 97,032,336      $  97,670,600      $ 95,750,642
                                         ============      ============      ============      =============      ============
Medical claims receivables:

  Medical claims receivables,            $       --        $       --        $    646,378      $   7,381,040      $  6,334,005
     net of unearned interest
  Less:  Allowance for credit losses             --                --            (141,184)        (4,307,885)         (217,733)
                                         ------------      ------------      ------------      -------------      ------------
    Total medical claims
    receivables, net                     $       --        $       --        $    505,194      $   3,073,155      $  6,116,272
                                         ============      ============      ============      =============      ============

The following table details the percentage of loans in each category to total loans as of December 31:

                                       2000         1999         1998         1997         1996
                                    -------------------------------------------------------------
Loans:
  Insurance premium financing           9.97%       30.48%       24.59%       40.03%       39.44%
  Commercial loans                     18.30%       13.06%       29.45%       22.98%       22.90%
  Consumer loans                        9.24%        8.38%        3.87%       10.54%       12.72%
  Real estate loans                    62.49%       48.08%       42.09%       26.45%       24.94%
                                      ------       ------       ------       ------       ------
    Total loans                       100.00%      100.00%      100.00%      100.00%      100.00%
                                      ======       ======       ======       ======       ======




B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and home equity loans, insurance premium finance loans and consumer installment loans, as of December 31, 2000:

                                   Within One       One Year to         After Five           Total
                                     Year           Five Years            Years
                                   ----------       -----------         ----------        -----------
Fixed Rate:
  Commercial and commercial        $  633,574        $3,977,918        $   423,563        $ 5,035,054
    real estate
  Real estate construction            988,107              --                 --              988,107
                                   ----------        ----------        -----------        -----------
      Total                        $1,621,661        $3,384,934        $ 2,362,983        $ 6,023,161
                                   ==========        ==========        ===========        ===========

Variable Rate:
  Commercial and commercial        $6,982,004        $4,001,481        $18,148,605        $29,132,090
    real estate
  Real estate construction          1,798,246              --                 --            1,798,246
                                   ----------        ----------        -----------        -----------
      Total                        $4,886,963        $4,001,481        $18,148,605        $30,930,335
                                   ==========        ==========        ===========        ===========


C.       Risk Elements

         1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.

(a), (b) & (c)                        2000           1999           1998            1997          1996
                                   ----------------------------------------------------------------------
Nonaccrual loans                   $1,282,785     $  705,969     $1,398,800     $   91,868     $  143,856
Loans 90 days or more past               --           13,557        414,969         97,537        111,797
  due and still accruing
                                   ----------------------------------------------------------------------
    Total nonperforming loans      $1,282,785        719,526      1,813,769        189,405        255,653
Medical claims receivables               --             --             --        4,183,064      1,079,889
  aged beyond 120 days
Other repossessed assets              960,155        825,245        205,877        158,271        738,198
                                   ----------------------------------------------------------------------
    Total nonperforming assets     $2,242,940     $1,544,771     $2,019,646     $4,530,740     $2,073,740
                                   ======================================================================


         There were no loans which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15 (exclusive of loans included in total nonperforming loans in the above table).

         The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful, which is when loans are past due as to principal and interest 90 days or more (120 days for IPF), except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible. In such cases, loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are placed on nonaccrual status, any accrued interest is charged against interest income.

         During 2000, $75,000 would have been recorded on the above nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, no interest income was actually recorded on such loans.

(d) Impaired Loans - Information regarding impaired loans at December 31 is as follows:


                                         2000           1999           1998           1997           1996
                                      ----------------------------------------------------------------------
Year-end loans with allowance         $1,941,947     $3,958,654     $3,640,069     $2,306,501     $3,209,403
  allocated
Year-end loans with no                 1,256,490        414,419      1,614,945        505,443      1,627,868
  allowance allocated
                                      ----------------------------------------------------------------------
Total impaired loans                  $3,198,437     $4,373,073     $5,255,014     $2,811,944     $4,837,271
                                      ======================================================================
Amount of the allowance allocated     $  504,346     $  645,899     $  971,456     $  331,174     $  387,386
                                      ======================================================================

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

         2. Potential Problem Loans - At December 31, 2000 no loans were identified which management has serious doubts about the borrower's ability to comply with present loan repayment terms and which are not included in Item III.C.1., above.

         3. Foreign Outstandings - There were no foreign outstandings during any period presented.

         4. Loan Concentrations - At December 31, 2000 there were no concentrations of loans greater than 10% of total loans which are not otherwise disclosed as a category of loans in Item III.A. above.

D. Other Interest-Bearing Assets - At December 31, 2000 there were no other interest-bearing assets required to be disclosed under Item III.C.1. or 2. above, if such assets were loans.

E.       IV.      SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the activity in the allowance for loan losses, average loan data and related ratios:


                                              2000               1999                1998                1997               1996
                                         ------------       ------------       -------------       -------------       ------------
Beginning balance                        $  1,434,041       $  1,961,840       $     950,809       $   1,067,041       $    535,250
Charge-offs:
  Commercial loans                            (78,628)          (602,922)           (555,230)            (32,519)            (6,245)
  Consumer loans                              (65,522)          (254,334)           (305,333)           (332,889)          (188,419)
  Real estate loans                           (23,971)          (249,848)            (10,058)            (38,046)           (21,185)
  Insurance premium finance                  (592,213)        (1,265,999)         (3,146,848)           (784,493)          (172,504)
                                         ------------       ------------       -------------       -------------       ------------
Total charge-offs                            (760,334)        (2,373,103)         (4,017,469)         (1,187,947)          (388,353)
                                         ------------       ------------       -------------       -------------       ------------

Recoveries:
  Commercial loans                             90,386             24,202              83,515               6,258              5,067
  Consumer loans                               42,103             57,343              49,071              92,511             43,538
  Real estate loans                            46,704             27,992              15,191              40,455             10,240
  Insurance premium finance                   445,703            930,195             526,996               7,998              2,720
                                         ------------       ------------       -------------       -------------       ------------
Total recoveries                              624,896          1,039,732             674,773             147,222             61,565
                                         ------------       ------------       -------------       -------------       ------------

Net charge-offs                              (135,438)        (1,333,371)         (3,342,696)         (1,040,725)          (326,788)

Bank acquisition                                 --                 --               820,625                --              614,700
Transfer from allowance for medical              --              668,636                --                  --                 --
claims receivable losses

Provision for credit losses on loans          (34,642)           136,936           3,533,102             924,493            243,879
                                         ------------       ------------       -------------       -------------       ------------

Ending balance                           $  1,263,961       $  1,434,041       $   1,961,840       $     950,809       $  1,067,041
                                         ============       ============       =============       =============       ============

Average loans                            $ 62,707,632       $ 82,725,870       $ 116,049,351       $ 103,321,220       $ 85,325,222
                                         ============       ============       =============       =============       ============
Ratio of net charge-offs to average              0.22%              1.61%               2.88%               1.01%              0.38%
   loans                                 ============       ============       =============       =============       ============

The following schedule presents an analysis of the activity in the allowance for medical claims receivable losses, average receivable data and related ratios:


                                               1999              1998              1997              1996
                                            ---------       -----------       -----------       -----------
Beginning balance                           $ 141,184       $ 4,307,885       $   217,734       $   167,677

Charge-offs                                   (12,707)       (4,428,530)       (2,156,355)          (12,629)
Recoveries                                    540,159           956,023             1,510              --
                                            ---------       -----------       -----------       -----------
Net (charge-offs) recoveries                  527,452        (3,472,507)       (2,154,845)          (12,629)
Provision for medical claims
  receivable losses                              --            (694,194)        6,244,996            62,686
Transfer to allowance for credit losses
  on loans                                   (668,636)             --                --                --
                                            ---------       -----------       -----------       -----------
Ending balance                              $    --         $   141,184       $ 4,307,885       $   217,734
                                            =========       ===========       ===========       ===========
Period end medical claims receivables,
  net of unearned interest                  $    --         $   646,378       $ 7,381,040       $ 6,334,005
                                            =========       ===========       ===========       ===========
Average medical claims receivables          $ 206,432       $ 3,582,939       $ 9,044,262       $ 3,660,432
                                            =========       ===========       ===========       ===========
Ratio of net charge-offs (recoveries)
to average medical claims receivables         (255.50)%           96.92%            23.83%             0.35%
                                            =========       ===========       ===========       ===========


         Medical claims receivable is no longer a part of the Company's product line and the balance in the allowance for medical claims receivables at December 31, 1999 was transferred to the allowance for loan losses. The allowance for loan and medical claims receivable losses balances and provisions charged to expense in the years presented above were determined by management based on periodic reviews of the loan and medical claims receivable portfolios, past loss experience, economic conditions and various other circumstances which are subject to change over time. In making this judgment, management reviewed selected large credits as well as impaired loans, other delinquent, nonaccrual and problem loans and loans to industries experiencing economic difficulties. The collectibility of these loans was evaluated after considering current operating results and financial position of the borrower, estimated market value of collateral, guarantees and the Company's collateral position versus other creditors. Judgments, which are necessarily subjective, as to probability of loss and amount of such loss were formed on these loans and medical claims receivables, as well as other loans, taken together.

B. The following schedule is a breakdown of the year-end allowance for credit losses allocated by type of credit. A breakdown of the percentage of loans in each category to total loans is included in Item III.A., above.


                                       2000           1999           1998           1997           1996
                                   ----------------------------------------------------------------------
Loans:
  Insurance premium financing      $  115,464     $  346,359     $  644,456     $  353,765     $  217,734
  Commercial loans                    386,314        352,833        450,724        152,117        178,298
  Installment loans                   132,017        187,370        351,246        234,798        397,353
  Real estate loans                   300,569        444,459        515,414        210,129        273,656
  Unallocated                         329,597        103,020           --             --             --
                                   ----------     ----------     ----------     ----------     ----------
    Total for allowance loan        1,263,961      1,434,041      1,961,840        950,809      1,067,041
      losses
Medical claims receivables               --              --         141,184      4,307,885        217,734
                                   ----------     ----------     ----------     ----------     ----------
    Total allowance for credit     $1,263,961     $1,434,041     $2,103,024     $5,258,694     $1,284,775
       losses                      ==========     ==========     ==========     ==========     ==========

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

V.       DEPOSITS

A. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

                                          Average Amount Outstanding                     Average Rate Paid
                                                During the Year                           During the Year
                               ---------------------------------------------     ---------------------------------
                                   2000            1999             1998          2000         1999         1998
                               -----------     ------------     ------------     -------      -------      -------
Noninterest-bearing            $17,111,610     $ 24,750,304     $ 31,450,099         --%          --%          --%
  demand deposits
Interest-bearing demand         18,421,938       29,419,592       44,741,576        3.37%        2.38%        2.57%
  deposits
Savings deposits                 3,437,995        6,019,141        9,499,843        2.50%        2.27%        2.45%
Time deposits                   42,457,749       57,460,935      102,551,436        5.35%        5.00%        5.26%
                               -----------     ------------     ------------        ----         ----         ----
    Total average deposits     $81,429,292     $117,649,972     $188,242,954        4.14%        3.15%        3.60%
                               ===========     ============     ============        ====         ====         ====

B.       Other categories - not applicable.

C.       Foreign deposits - not applicable.

D. The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 2000:

Three months or less                            $ 5,563,983
Over three through six months                     3,128,000
Six through twelve months                         3,624,970
Over twelve months                                2,033,363
                                               ------------
    Total                                      $ 14,350,316
                                               ============


E. Time deposits greater than $100,000 issued by foreign offices - not applicable.

VI.      RETURN ON EQUITY AND ASSETS

         This information is included in "Item 1. Business - Selected Financial Data."

VII.     SHORT-TERM BORROWINGS

         This item is not required for the Company because average outstanding balances of short-term borrowings during the years ended December 31, 2000 and 1999 were less than 30% of shareholders' equity at such dates.

ITEM 2.       PROPERTIES.

         The following chart provides information about the Company's existing facilities.

BRANCH/OFFICE          SQ. FT.          LOCATION/OWNERSHIP
Converse               3,750            9154 FM 78
                                        Converse, Texas 78109
                                        Owned

Fort Worth            18,208            1501 Summit Avenue
                                        Fort Worth, Texas 76102
                                        Owned

New Braunfels          1,250            1012 IH 35 South
                                        New Braunfels, Texas 78130
                                        Leased

San Antonio            2,800            426 Wolfe
                                        San Antonio, Texas 78216
                                        Owned

Schertz                1,000            420 Schertz Parkway
                                        Schertz, Texas 78154
                                        Leased

Universal City        12,000            600 Pat Booker Road
                                        Universal City, Texas 78148
                                        Owned

BRANCH/OFFICE            SQ. FT.        LOCATION/OWNERSHIP
-------------            -------        ------------------
Whitesboro                6,365         2500 Highway 82 East
                                        Whitesboro, Texas 76263
                                        Owned


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

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were presented to the security holders for a vote in the fourth quarter of 2000.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         On November 8, 1999 the Company filed a Current Report on Form 8-K with the SEC pursuant to which the Company announced that the operating results of the Company for the third quarter ended September 30, 1999 had not been finalized and were pending the results of a review of the IPF division. At the same date, the American Stock Exchange ("AMEX") halted trading in the Company's Common Stock, pending the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and further review of the Company's compliance with the continued listing requirements of AMEX. Effective November 23, 1999 the Company filed a Current Report on Form 8-K with the SEC pursuant to which the Company announced that the Company and its previous independent auditors, PricewaterhouseCoopers LLP, had determined, as a result of the ongoing review of the IPF division, the financial statements as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on April 15, 1999, (a) may contain errors and should not be relied upon by investors for any purpose and (b) were withdrawn. Included in this Annual Report on Form 10-K are audited financial statements as of December 31, 2000 and 1999 and for the years then ended.

         As a result of the unavailability of current audited financial statements of the Company, on March 22, 2000, AMEX determined that the Company was not in compliance with its continued listing requirements. AMEX, effective as of April 3, 2000, formally delisted the Company's Common Stock. The Company intends to have its listing privileges on AMEX reinstated, or to be traded on another market, such as Nasdaq or the OTC Bulletin Board, as soon as it qualifies, but there are no assurances that such efforts will be successful. The Company's stock may be eligible for trading on the OTC Bulletin Board at such time as it is current in its reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, which should occur after the filing of the Company's Annual Report on Form 10-KSB of the fiscal year ending December 31, 2000. At that time, depending on the Company's performance, it may also be eligible for trading on Nasdaq or on an exchange. The Company's Common Stock is traded through the National Quotation Bureau (commonly known as "pink sheets") at any time that a broker agrees to make a market in the stock.

         The following table sets forth, for the periods indicated, the high and low bid price per share of the Company's Common Stock as reported on the National Quotation Bureau for 2000.

---------------------------------------------------------------
                                            High            Low
---------------------------------------------------------------
2000 Fiscal Year
First Quarter                                ---            ---
Second Quarter                              $0.69          $0.13
Third Quarter                               $0.70          $0.38
Fourth Quarter                              $0.50          $0.26


         The following table sets forth for the periods indicated, the high and low sale price per share of the Company's common stock as reported on AMEX Primary List for January 1 through November 8, 1999.

----------------------------------------------------------------
                                            High            Low
----------------------------------------------------------------
1999 Fiscal Year
First Quarter                               $3.38          $1.50
Second Quarter                              $1.88          $1.13
Third Quarter                               $2.00          $0.94
Fourth Quarter                              $0.94          $0.44


STOCKHOLDERS

         As of March 31, 2001 there were 396 record holders of the Company's Common Stock.

DIVIDEND POLICY

         The Company has not previously paid any cash dividends. The Company currently intends to retain earnings to make the interest payment on the Notes and to pay its other operating expenses, rather than using earnings to pay dividends. The payment of any cash dividends by the Company in the future will depend to a large extent on the receipt of dividends from the Bank. The ability of the Bank to pay dividends is dependent upon the Bank's earnings and financial condition, the Bank's compliance with 12 U.S.C. Sections 56 and 60, and the Bank's fulfillment of certain requirements set forth in the Formal Agreement. See "Formal Agreement with the OCC" and "Restrictions on Distribution of Subsidiary Bank Dividends and Assets" under "Item 1. Business - Supervision and Regulation: Regulation of the Bank" for a discussion of regulatory constraints on the payment of dividends by national banks and bank holding companies generally.

TRANSFER AGENT

         Securities Transfer Corporation
         16910 Dallas Parkway, Suite 100
         Dallas, Texas  75248
         (972) 447-9890

ANNUAL AND OTHER REPORTS, STOCKHOLDER AND GENERAL INQUIRIES

         Surety Capital Corporation is required to file an annual report on Form 10-KSB for its fiscal year ended December 31, 2000 with the Securities and Exchange Commission. Copies of the Form 10-KSB annual report and the Company's quarterly reports may be obtained without charge by contacting:

         Ms. Mary Jo Davis
         Surety Capital Corporation
         1501 Summit Avenue
         Fort Worth, Texas  76102
         (817) 335-5955

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         In the following pages, management presents an analysis of the Company's financial condition and results of operations as of and for the year ended December 31, 2000, compared to 1999. This discussion is designed to provide stockholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes included elsewhere in this report. See further discussion of the prior year restatement below under the heading "Restatement of Prior Year Financial Statements."

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

RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

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

         As a result of the independent review of the IPF division, the Company recognized additional losses, including interest, of $2,611,000. These losses primarily related to the recognition of previously unrecognized loan charge-offs. Errors resulting from the absence of appropriate accounting controls within the IPF division, to a much lesser extent, also contributed to such losses. The additional losses were recognized as adjustments to the 1999 and prior years beginning in the first quarter of 1996 and extending through the fourth quarter of 1999. The losses totaled $502,000 in 1999, $1,092,000 in 1998, $837,000 in 1997 and $180,000 in 1996.

         In 2000 and 1999, the Company made refunds to approximately 2,398 borrowers whose original refunds were never paid, totaling $2,523,000, of which $567,000 represented interest. Accruals for these payments, totaling $0 and $2.5 million at December 31, 2000, and 1999 respectively, are included in other liabilities on the accompanying balance sheets.

         The Company no longer employs the persons directly responsible for managing the IPF division during the period when the irregularities occurred.

ANALYSIS OF FINANCIAL CONDITION

         The Company's assets totaled $93.2 million at December 31, 2000 compared to $104.2 million at December 31, 1999, a decrease of $11.0 million, or 10.6%. The decrease in assets was primarily the result asset write-downs, payment of accrued liabilities, and a decline in deposits. Approximately $2.5 million accrued at December 31, 1999 for payment of the IPF refund diversions discussed above was paid in 2000. In December 2000, the company realized a $2.2 million asset impairment loss consistent with a write down in the carrying value of goodwill and other intangibles relating to the Company's San Antonio area branches purchased in 1998 from TexStar. In addition, the Company provided a 100% valuation allowance for its net deferred tax assets which were reflected as a $1.2 million asset at December 31, 1999. Total deposits declined $5.2 million.

         Federal funds sold increased $4.5 million, or 103.6%, from $4.33 million at December 31, 1999 to $8.8 million at December 31, 2000, primarily to temporarily invest funds available as a result of the decline in IPF loans.

         Total investment securities were $13.1 million at December 31, 2000, a 4.7% increase. The Company invests primarily in U.S. Treasury notes, obligations of U.S. government agencies and corporations, municipal bonds, and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation and Government National Mortgage Association participation certificates. Other securities include stock holdings in the Independent Bankers Financial Corporation, the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas. All of the Company's securities are classified as available for sale. Management classifies securities as available for sale to provide the Company with the flexibility to provide for liquidity needs or to move such funds into loans as demand warrants. The Company held no derivative securities or structured notes during any period presented.

         At December 31, 2000 the unrealized loss on securities available for sale totaled $300,000 compared to an unrealized loss of $1.0 million at December 31, 1999. No impairment loss related to these securities has been recognized, as management believes the decline in the fair value is temporary.

         Net loans decreased $7.5 million, or 11.46%, from $65.8 million at December 31, 1999 to $58.2 million at December 31, 2000. IPF loans decreased $14.7 million or 71.2% from $20.6 million at December 31, 1999 to $6.0 million at December 31, 2000. The decrease is due primarily to the loss of customers and employees responding to the negative publicity associated with of the IPF refund diversion discussed earlier. Management is attempting to rebuild the division and is pursuing new business. Commercial loans increased $2.1 million or 23.5% and real estate loans increased $4.7 million or 14.5%. While the Company is vigorously pursuing real estate and commercial loans to replace the loan decline at the IPF division, it has not comprised its philosophy regarding pricing or underwriting standards for such loans during the year.

         Total loans, net of unearned interest, as a percentage of total deposits decreased to 74.7% at December 31, 2000 compared to 79.2% at December 31, 1999 as total loans, net of unearned interest declined 11.5% while deposits declined 6.1%.

         Net premises and equipment totaled $5.7 million at December 31, 2000 compared to $6.3 million at December 31, 1999, due primarily to $700,000 depreciation expense. In 1999 the Company purchased and remodeled an existing facility in downtown Fort Worth, Texas and relocated the main office operations from the former leased facility in Hurst, Texas. Additions to premises and equipment in connection with the new facility totaled $1.8 million.

         Other real estate owned and repossessed assets totaled $1.0 million at December 31, 2000 compared to $800,000 at December 31, 1999. During 2000, the Company acquired $862,000 of real estate represented by 212 lots in Wilson County and sold $827,000 of real estate acquired in settlement of loans during 1999. Gains totaling $40,000 were realized on those sales.

         Goodwill decreased $2.6 million or 48.5% due to the $2.2 million write-down, reflected in the financial statements as an impairment of long lived assets expense, and $400,000 amortization expense. The impairment loss is discussed later in the discussion of non-interest expense.

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

         Total deposits decreased $5.2 million, or 6.1%, from $84.9 million at December 31, 1999 to $79.7 million at December 31, 2000. Noninterest-bearing deposits decreased $1.5 million, or 9.2%, while savings, NOW and money market accounts increased $300,000, or 1.5%, time deposits $100,000 and over increased $1.1 million or 8.5% and other time deposits decreased $5.2 million, or 16.0%. The Company continues to lose certain deposits retained in connection with the sale of the Midlothian and Waxahachie branches in the second quarter of 1999. In order to obtain regulatory approval for the sale of the branches, the Company retained $8.5 million in time certificates of deposit and IRAs. Management believes that customers have elected not to renew these deposits as they have matured because the Company no longer has branch facilities in their market areas.

         At December 31, 2000, the Company's time deposits totaled $41.4 million, or 52.0% of total deposits compared to $45.4 million, or 53.5% of total deposits, at December 31, 1999. Substantially all of the Company's time deposits mature within five years. As of December 31, 2000, $34.5 million in time deposit were due to mature within one year. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such certificates will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company's bank can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

         Convertible subordinated debt totaled $4.4 million at December 31, 2000 and 1999. Convertible subordinated notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually. Details of these subordinated notes are discussed further in the notes to the consolidated financial statements.

         Notes payable were $297,746 at December 31, 2000. $260,000 of these notes represent loans from certain current and former members of the Board of Directors and an employee to the Company, which were made to enable the Company to pay interest on the convertible subordinated debt and other corporate expenses. These notes mature January 2, 2002 and do not bear interest. However, these notes are convertible at the option of the note holder into shares of the Company's common stock at the rate of $0.36 per share. Approximately $38,000 of the notes represents professional fees payable to a member of the Board of Directors and matures on December 31, 2001.

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

         The Company realized a $4.1 million loss for 2000 compared to $300,000 net income for 1999. Net loss per share was $0.69 for 2000, and net income was $0.04 per share for 1999. Net income (loss) as a percentage of average assets was (4.20)% and 0.19% for 2000 and 1999 respectively. Net income (loss) as a percentage of average shareholders' equity was (38.02)% and 2.28% over the same two years.

         NET INTEREST INCOME. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

         The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions through adjustments to the discount rate. The discount rate is the interest rate at which member institutions can borrow funds from the Federal Reserve, if necessary. In 1999 the discount rate began the year at 4.50% and was increased by 25 basis points in the third quarter and again in the fourth quarter to end the year at 5.00%. In 2000, the rate was increased in two adjustments of 25 basis point each in the first quarter and by a 50 basis point adjustment in the second quarter to 6.0% at December 31, 2000. Over the same period, the Company's prime interest rate, the rate offered on loans to borrowers with strong credit, adjusted in a similar pattern. At December 31, 2000 and 1999, the prime rate was 9.50% and 8.50%, respectively.

         As of December 31, 2000 the Company was in a positive gap position, or asset sensitive, and at December 31, 1999 the Company was in a negative gap position, or liability sensitive, on a one-year time horizon. The "gap" is the difference between the repricing of interest-earning assets and interest-bearing liabilities within certain time periods. Accordingly, the Company's interest-bearing assets will generally reprice more quickly than its interest-earning liabilities. Therefore, the Company's net interest margin is likely to increase in periods of rising interest rates in the market and decrease in periods of declining interest rates. The change in the Company's asset sensitivity from a negative gap position to a positive gap position is due primarily to the decline in IPF loans, which are typically fixed rate, to more asset rate sensitive commercial and commercial real estate loans. The Company's net interest margin increased to 5.06% in 2000 from 4.98% in 1999. The average yield earned on interest-earning assets was 9.21% in 2000 compared to 8.50% in 1999. The average rate paid on interest-bearing liabilities was 4.91% in 2000 compared to 4.22% in 1999. The average interest rate spread improved to 4.30% in 2000 compared to 4.28% in 1999. The ratio of average interest-earning assets to average interest-bearing liabilities was 118.45% in 2000 compared to 119.92% in 1999. As discussed in the analysis of financial condition above, the decrease in the average volume of interest-earning assets in 2000 compared to 1999 was primarily the result of the decline in IPF lending and the decline in interest bearing-liabilities was primarily related to the maturing deposits retained upon the sale of the branches sold in 1999.

         Net interest income decreased $1.7 million from $5.8 million in 1999 to $4.1 million in 2000. The decrease was due primarily to decreases in the average volume of interest-earning assets off-set partially by a 13 basis point increase in the average net interest margin, net interest income presented as a return on average interest-earning assets. Despite a shift on the composition of interest-earning assets in 2000 from higher yielding IPF loans, net interest margin increased in 2000 due to an increasing interest rate environment and growth in interest sensitive commercial and real estate loans. Partially offsetting the impact of the increased yields on net interest income for 2000 was an increase in average interest rates on deposits and a shift in deposit mix. The average rate paid on interest bearing deposits increased 64 basis points. Average non-interest bearing demand deposits declined $7.6 million and the composition of interest bearing deposits changed. The average balance of less expensive interest bearing demand deposits declined from 31.7% of total interest-bearing deposits in 1999 to 28.6% in 2000.

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

         Net loan charge-offs totaled $135,000 in 2000 or 0.22% of average loans compared to $1,333,000, or 1.61% of average loans, in 1999. IPF loans accounted for the largest portions of charge-offs. The Company recorded loan charge-offs, net of recoveries, on IPF loans in 2000 and 1999 of

$147,000 and $336,000, respectively. As discussed above, 1999 and prior financial statements reflect previously unrecognized losses in the IPF loan portfolio that were not reported in 1998 and earlier periods due to an inappropriate diversion of funds. Management intends to aggressively pursue collection of these loans. At this time, however, the Company has not realized significant recoveries and cannot predict the likely amount of any future collections. In 2000, the Company realized net recoveries on commercial and real estate loans of $12,000 and $23,000 and recorded net charge-offs for these categories in 1999 of $578,720 and $222,000.

         The Company recognized a negative $35,000 provision for loan losses in 2000 and a provision expense of $137,000 in 1999. After a $669,000 transfer in 1999 from the allowance for medical claims receivables losses, the year-end balance in the allowance for loan losses totaled $1.4 million, or 2.12% of total loans at December 31, 1999 and $1.3 million, 2.12% at December 31, 2000.

         Nonperforming loans, defined as loans past due 90 days or more and loans for which the accrual of interest has been discontinued, totaled $1.3 million and $720,000 at December 31, 2000 and 1999. Nonperforming loans as a percentage of total loans totaled 2.15% and 1.06%, respectively. With the improvement in 2000 in the level of charge-offs and the decline in IPF loans, the Company reduced its allowance through a negative $ (35,000) provision expense but maintained the allowance at 2.12% of outstanding loans to reflect the uncertainty associated with the increase in nonperforming loans. Management will attempt to increase IPF loans but does not anticipate significant changes in loan portfolio risk in the near future, and will continue to monitor the appropriate factors when considering future levels of provisions and the allowance for loan losses. While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

         The Company substantially discontinued its medical claims factoring operations in 1998 and by December 31, 1999 had one loan outstanding. The loan balance at December 31, 2000 was $198,999 with a $107,000 specific allowance allocation. The operations were discontinued as a result of significant losses experienced in 1997 and 1998. Net charge-offs of medical claims receivables totaled $3,473,000 in 1998. In 2000 and 1999 the Company recorded $4,000 and $527,000 in recoveries net of charge-off related to medical claims receivables. In 1999, the Company transferred the remaining $669,000 balance of the allowance for medical claims losses to the allowance for loan losses and reclassified the remaining loan to another category.

         NONINTEREST INCOME. Noninterest income totaled $1.9 million in 2000 compared to $4.5 million in 1999. The 2000 amount includes $785,000 in other income recovered from fidelity bond claims related to losses incurred in prior periods. In 1999, the Company recorded a $3.1 million gain on the sale of Midlothian and Waxahachie branches. Due to the sale of the branches and resulting decline in loans and deposit accounts, income from service charges on deposit accounts and loan collection and late charges declined $57,000 and $202,000. Noninterest income for 1999 includes $3.1 million gains on the sale of the Midlothian and Waxahachie. The increase in noninterest income resulting from the gain on the sale of the branches was partly offset by decreases in service charges on deposit accounts and loan collection fees and late charges. Decreases in these categories of noninterest income were due to decreases in the average balances of loans and deposits outstanding due to the sale of branches in 1999. Additionally, the decrease in loan collection fees and late charges in 1999 was partly the result of the full-year impact of the closure of the Atlanta IPF office in June 1998.

         NONINTEREST EXPENSE. Noninterest expense, excluding the $2.2 million impairment on long lived assets loss, totaled $7.1 million in 2000 and $10.9 in 1999. A significant part of the decline in expenses from 1999 to 2000 is attributable to expenses of branches that were sold. Noninterest expense for 1999 includes operating expenses of the Waxahachie and Midlothian branches until their sale in June 1999 and the legal and professional fees associated with the IPF review and sale of branches, as well as $327,000 of interest paid on the IPF refund diversion. Note 14 of the notes to consolidated financial statements sets forth a table presenting in detail other noninterest expenses for each of the two years ended December 31, 2000.

          The reduced expenses also reflect the effects of aggressive cost reduction programs initiated in 1999. Consequently, the work force was reduced from 99 full time employees at December 31, 1999 to 62 at December 31, 2000. Professional services expense has been a significant portion of total noninterest expense over the comparable periods as a result of on-going litigation; acquisition and divestiture transactions; problems associated with the Atlanta IPF division and the medical claims factoring operations; and the current situation in the IPF division, discussed above. Professional services expenses were $711,000 and $1.3 million in 2000 and 1999. Management is reviewing all outstanding litigation and other means of controlling its use of professional services.

         The $2.1 million impairment of long lived asset expense relates to the write down of goodwill associated with the San Antonio branches acquired in 1998 with the acquisition of TexStar. Non-compete agreements and employment contracts were not part of the purchase transaction. Several former TexStar officers and directors joined a competing bank in the San Antonio market and were able to solicit the business of their former customers in the area resulting in the loss of numerous commercial relationships to the competitor financial institution. The impairment loss recognizes the permanent decline in market value of goodwill recorded at the time of the TexStar Acquisition.

         The Company's efficiency ratio was 96.6% and 94.0% in 2000 and 1999, respectively. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains, fidelity bond recoveries, loss on impairment of long lived assets and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for example, for every dollar of revenue the Company generated in 2000, the Company incurred $0.97 in overhead expenses. The Company's efficiency ratios for the comparable periods compare unfavorably to other financial institutions in the Company's peer group. However, management believes that this is due in large part because the Company operates more facilities and has a larger market area than other banks its size. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio would compare more favorably with larger institutions.

         INCOME TAXES. The change in income tax expense/(benefit) is primarily attributable to the 100% valuation reserve on deferred tax assets. The provision (benefit) for income taxes totaled $840,000 in 2000 and $(840,000) in 1999. The Company has incurred losses for income tax purposes in excess of recovery available by carry back to prior periods resulting in net operating losses that carry forward to future tax years. As of December 31, 2000, management concluded a valuation allowance for the net deferred tax asset was necessary, as management could not predict with any degree of certainty that the Company will realize the net deferred tax assets during the carry-forward period. Accordingly, a valuation reserve was recorded which had the effect of eliminating the tax benefit associated with losses recorded in 2000 and 1999 and reversing the accrued tax benefit recorded in 1999. Despite a loss before income taxes in 1998, tax expense was recognized as a result of management's decision to provide a 100% valuation allowance for the deferred tax asset in the amount of $1,637,000. During 1999, the valuation allowance was reversed resulting in a tax benefit of $840,000.

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

                                                  Year ended December 31, 2000               Year ended December 31, 1999
                                            ---------------------------------------    ---------------------------------------
                                              Average         Interest      Average      Average         Interest      Average
                                              Balance          Income/       Rate        Balance          Income/       Rate
                                              -------          Expense      -------      -------          Expense       ---
                                                               -------                                    -------
ASSETS(1)
Interest-earning assets:
  Interest-bearing deposits and federal     $  5,996,006    $    380,437      6.35%    $ 13,886,972    $     672,553     4.84%
    funds sold
  Securities(2)                               12,636,332         834,602      6.60       19,799,970        1,154,346     5.72
  Loans(3)                                    62,707,632       6,273,500     10.04       82,725,870        8,021,125     9.70
  Medical claims receivables(3)                       --              --                    206,432           63,928    30.97
                                            ------------    ------------               ------------    -------------
    Total interest-earning assets             81,338,970       7,488,539      9.21      116,619,244        9,911,952     8.50

 Noninterest-earning assets:
  Cash and due from banks                      3,920,240                                  6,299,984
  Premises and equipment                       6,010,433                                  6,200,881
  Accrued interest receivable                    579,013                                    668,380
  Other real estate owned                        543,607                                    424,878
  Other assets                                 6,937,546                                  8,908,169
  Allowance for credit losses                 (1,323,130                                 (1,936,754)
                                            ------------                               ------------
    Total assets                            $ 98,006,679                               $137,184,782
                                            ============                               ============

LIABILITIES(1)
Interest-bearing liabilities:
  Interest-bearing demand deposits          $ 18,421,938         620,816      3.37     $ 29,419,592          701,495     2.38
  Savings deposits                             3,437,995          85,997      2.50        6,019,141          136,809     2.27
  Time deposits                               42,457,749       2,273,440      5.35       57,460,935        2,872,714     5.00
                                            ------------    ------------               ------------    -------------
    Total interest-bearing deposits           64,317,682       2,980,253      4.63       92,899,668        3,711,018     3.99
  Other borrowed funds                         4,350,000         391,500      9.00        4,350,000          392,718     9.03
                                            ------------    ------------               ------------    -------------
    Total interest-bearing liabilities        68,667,682       3,371,753      4.91       97,249,668        4,103,736     4.22
                                                            ------------                               -------------

Noninterest-bearing liabilities
  Noninterest-bearing deposits                17,111,610                                 24,750,304
  Other liabilities                            1,406,428                                  4,062,345
                                            ------------                               ------------
    Total liabilities                         87,185,720                                126,062,317

Shareholders' equity                          10,820,959                                 11,122,465
                                            ------------                               ------------
Total liabilities and equity                $ 98,006,679                               $137,184,782
                                            ============                               ============
Net interest income                                         $  4,116,786                                $  5,808,216
                                                            ============                                ============
Net interest spread                                                           4.30%                                      4.28%
                                                                             =====                                      =====
Net interest margin                                                           5.06%                                      4.98%
                                                                             =====                                      =====

(1) Average balances and interest income/expense items exclude the Waxahachie and Midlothian branches from the dates of their disposition on June 30, 1999.

(2) Average balance includes unrealized gains and losses while yield is based on amortized cost. Interest on tax-exempt securities is reported on historical basis without tax-equivalent adjustment. Interest on tax-exempt securities on a tax equivalent basis was $100,000 in 1999.

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

                                                2000 Compared to 1999
                                                 Increase/(Decrease)
                                    --------------------------------------------
                                       Change          Change          Total
                                       Due to          Due to          Change
                                       Volume           Rate           ------
                                       ------           ----
Interest Income:
  Interest-bearing deposits and     $  (441,605)     $ 149,489      $  (292,116)
    federal funds sold
  Securities                           (452,345)       132,601         (319,744)
  Loans                              (1,970,591)       222,966       (1,747,625)
  Medical claims receivables            (63,928)            --          (63,928)
                                    -----------      ---------      -----------
    Total interest income            (2,928,469)       505,056       (2,423,413)

Interest Expense:
  Interest-bearing demand              (316,836)       236,157          (80,679)
    deposits
  Savings deposits                      (61,665)        10,853          (50,812)
  Time deposits                        (776,716)       177,442         (599,274)
                                    -----------      ---------      -----------
    Total deposits                   (1,155,217)       424,452         (730,765)
  Other borrowed funds                       --         (1,218)          (1,218)
                                    -----------      ---------      -----------
    Total interest expense           (1,155,217)       423,234         (731,983)
                                    -----------      ---------      -----------

      Net interest margin           $(1,773,252)     $  81,822      $(1,691,430)
                                    ===========      =========      ===========


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

         There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a gap analysis. As discussed above in management's analysis of net interest income, the gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the gap in order to achieve consistent return. The Company's asset and liability management policy is to maintain a gap position whereby the ratio of rate sensitive assets to rate sensitive liabilities is between 60.0% and 140.0% on a one-year time horizon. As of December 31, 2000 the Company was in a positive gap position so its assets will reprice more quickly than its liabilities. One strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. Currently, $30.5 million, or 51.2%, of the Company's non-IPF loan portfolio reprices on a regular basis, while almost all of the Company's $6.0 million in fixed-rate IPF loans were originated with original maturities of nine months or less. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

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

         The following table presents, as of December 31, 2000 and 1999, an analysis of the Company's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts of 100, 200 and 300 basis points in market interest rates.

                             2000                       1999
                   -----------------------    -----------------------
    Change in       $ Amount     % Change      $ Amount     % Change
  Interest Rate      of NPV       in NPV        of NPV       in NPV
  -------------     --------     --------       ------      --------

    + 300 bp       $5,836,000     (23.9)%    $ 9,438,000    (16.65)%
    + 200 bp        6,226,000    (18.91)%     10,068,000    (11.08)%
    + 100 bp        7,041,000     (8.30)%     10,709,000     (5.42)%

      Base          7,678,000        --       11,323,000        --

    - 100 bp        8,063,000      5.01%      12,006,000      6.03%
    - 200 bp        8,178,000      6.51%      12,256,000      8.24%
    - 300 bp        8,245,000      7.38%      12,308,000      8.70%


         As illustrated in the table, NPV is more sensitive to rising rates than declining rates. Such difference in sensitivity occurs principally because, as interest rates rise, borrowers do not prepay variable-rate loans that reprice less frequently than on an annual basis, variable-rate loans with interest rate adjustment caps and fixed-rate loans as quickly as they do when interest rates are declining. Thus, in a rising interest rate environment, the amount of interest the Company would receive on its loans would increase relatively slowly as loans are slowly prepaid and new loans at higher rates are made. Moreover, the interest the Company would pay on its deposits would increase rapidly because the Company's deposits generally have shorter periods to repricing.

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

         Cash and cash equivalents increased $1.3 million, or 13.0%, from $9.8 million at December 31, 1999 to $11.0 million at December 31, 2000 primarily as the result of the $14.7 million decline in IPF loans offset by a $5.2 million decline of deposits, payment of $2.4 million accrued at December 31, 1999 for IPF refunds, and a slight increase in other earning asset categories. Cash and cash equivalents represented 11.8% of total assets at December 31, 2000 compared to 9.4% of total assets at December 31, 1999. Subject to regulatory approval under the Formal Agreement with the OCC, the Company's bank subsidiary has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the bank need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the bank's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

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

         On a stand-alone basis, the Company had $17,000 in cash on hand as of December 31, 2000. The liquidity of the Company and its ability to meet its cash obligations depends substantially on its receipt of dividends from the Bank, which are limited by banking statutes and regulations and the Formal Agreement, discussed below. The company borrowed $260,000 from current and former members of the Company's board of directors and an employee during 2000 to meet its financial obligations and another director accepted a $38,000 note for professional fees due. In March 2001, certain directors committed to lend the Company $460,000, if needed, to enable the Company to meet its debt service and operating expense obligations through December 31, 2001. Any advances under the commitment will be evidenced by non interest bearing notes convertible at the lower of $0.36 per share or 75% of the average bid price during the ten day period prior to any advance. There is no certainty that the directors will provide operating capital beyond the Company's 2001 operating needs or that the Company will receive the requisite approvals from regulatory authorities allowing the bank to declare dividends in the near future. The company has no other sources of liquidity.

CAPITAL RESOURCES

         Total shareholders' equity decreased $3.6 million primarily due to the $4.1 million net loss offset by the decrease of the after-tax impact of unrealized losses on securities available for sale.

         The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk based capital ratios that measure the amount of an institutions capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions, whose Tier 1 and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier 1 capital is shareholders' equity excluding the unrealized gain or loss securities classified as available for sale and intangible assets. Tier 2 capital, or total capital, includes Tier 1 capital plus the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Company's total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier 1 leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier 1 capital divided by adjusted total assets for the most recent quarter.

         As discussed above, the Bank is subject to more stringent capital requirements under the Formal Agreement. Under the Formal Agreement, the Bank was required to achieve, by March 31, 1999, a total risk-based capital ratio of at least 12% and a leverage ratio of at least 7.5%. As of December 31, 1999 the Bank was required to achieve a total risk-based capital ratio of at least 14%. At December 31, 1998 the Bank had total risk-based capital of 10.24% of risk weighted assets and Tier I leverage capital of 5.64% of adjusted total assets. The Bank failed to achieve the capital levels and the ratios required by the Formal Agreement by March 31, 1999. The Bank submitted a request to the OCC for an extension from March 31, 1999 to September 30, 1999 to meet the capital requirements of the Formal Agreement. The OCC granted the extension and the Bank achieved the required levels of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999, and has remained in compliance since that time. At December 31, 2000 the Bank met the capital levels required by the Formal Agreement, with total risk-based capital of 15.99% of risk-weighted assets and Tier I leverage capital of 9.83% of adjusted total assets.

         The table below sets forth consolidated and Bank-only actual capital levels in addition to the capital requirements under the Formal Agreement and prompt corrective action regulations.

                                                                                              Minimum
                                                                                            Requirements
                                                                                             To Be Well
                                                                  Formal                    Capitalized
                                             Actual Year-End    Agreement at   For Capital  Under Prompt
                                              Capital Ratios    December 31,    Adequacy       Action
                                             2000       1999       2000         Purposes    Requirements
                                             ----       ----       ----         --------    ------------
Leverage Ratio:
  Tier I capital to average assets
    Consolidated                             5.17%      5.38%        --           4.00%          5.00%
    Bank                                     9.83%      9.78%      7.00%          4.00%          5.00%

Risk-Based Capital Ratios:
  Tier I capital to risk-weighted assets
    Consolidated                             7.76%      7.38%        --           4.00%          6.00%
     Bank                                   14.75%     13.49%      6.00%          4.00%          6.00%
  Total capital to risk-weighted assets
    Consolidated                            12.88%     12.31%        --           8.00%         10.00%
     Bank                                   15.99%     14.73%     14.00%          8.00%         10.00%

         As of December 31, 2000 the Company and the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to December 31, 2000 that would change the Company's or the Bank's capital category. The Company is without significant assets other than its ownership of all the common stock of the Bank and is entirely dependent upon dividends received from the Bank or loans from its Directors or employees in order to meet its cash obligations, including debt service on the Notes. Under the Formal Agreement the Bank is currently precluded from declaring and paying any dividends without prior OCC approval.

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

         In 2000, certain current and former members of the Company's Board of Directors and an employee loaned the Company $260,000 and another director accepted a promissory note in exchange for professional fees due to the director's firm. The notes do not bear interest and mature January 2, 2002. $260,000 of the notes are convertible, at the option of the note holder, into shares of common stock at the rate of $0.36 per share. In March 2001, certain directors committed to loan an additional $460,000 in 2001, if necessary, to enable the Company to meet its cash obligations in 2001. Any advances under the commitment will be evidenced by non-interest bearing notes convertible into the Company's common stock at the lower of $0.36 per share or 75% of the average bid price during the ten day period prior to any advance. There is no certainty that the directors will provide operating capital beyond the Company's 2001 operating needs or that the Company will receive the requisite approvals from regulatory authorities allowing the bank to declare dividends in the near future. The Company has no other sources of liquidity.

STOCKHOLDERS' RIGHTS AGREEMENT

         In 2000, the Rights Agreement dated June 17, 1997 expired and the Company has not renewed the Rights Agreement or entered into a new agreement.

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

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 replaces SFAS 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS 125 without change. SFAS 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect this standard to have a material effect on the Company's financial statements.

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

ITEM 7. FINANCIAL STATEMENTS.

         The financial statements and supplementary data required to be included pursuant to Item 7 are set forth on the "F" pages immediately following the exhibit index and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information required by this Item 8 has been previously reported in the Company's Current Report on Form 8-K/A (Amendment No.1) dated June 3, 1999 and is expressly incorporated herein by reference.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The bylaws of the Company provide that the Board shall consist of such number of directors as shall be determined by resolution of the Board. By a resolution adopted by the Board on May 1, 2000, the number of directors comprising the Board was set at eight (8) and currently consists of six members.

Each member of the Board of Directors is elected for a one-year term to serve until his or her successor is elected and qualified. Each executive officer is appointed by the Board of Directors to serve until the first meeting of directors after the next annual meeting of stockholders.

         The following table sets forth certain information relating to the directors and executive officers of the Company as of March 31, 2001:

               NAME               AGE                     POSITION

         Richard N. Abrams         59       Chairman of the Board, Chief
                                            Executive Officer and Director
         Charles M. Ireland        53       President and Director
         Mary Jo Davis             48       Vice President and Comptroller
         Margaret E. Holland       48       Director
         Garrett Morris            85       Director
         Bobbi Girardeau           55       Director
         Cullen W. Turner          60       Director

         The business experience of each of these directors and executive officers during the past five years is set forth below:

         RICHARD N. ABRAMS has served as a director of the Company since May 2000 and was named Chairman of the Board of Directors and Chief Executive Officer in March 2001. He has served as Chairman of the Board and Chief Executive Officer of Funeral Financial Systems, Ltd. (a factor to the funeral industry) since August 1985, and of Executive Offices, Ltd. (a shared office building) since October 1986. Mr. Abrams has also served as Chairman of the Board of Funeraleasing, Ltd. (a leasing company for the funeral industry) since December 1998. Mr. Abrams is a certified public accountant. Mr. Abrams has served as a director of the Bank since March 2000.

         CHARLES M. IRELAND has served as a director of the Company since August 1999 and served as Chairman of the Board and Chief Executive Officer of the Company from September 1999 until March 2001, when he became President. Mr. Ireland has also served as President of the Bank since July 1999, and has served as a director of the Bank since August 1999. He was previously employed by Landmark Bank from August 1997 to July 1999, most recently as Senior Vice President/Senior Lender in its Denison, Texas banking facility. From December 1985 to July 1997 Mr. Ireland served as a Senior Vice President of NationsBank, Texas N.A.

         MARY JO DAVIS has served as Vice President and Controller of the Company and the Bank since June 2000 and from September 1999 was Assistant Comptroller of the bank. From January 1996 to August 1999, she was a financial analyst with Ratheon Corporation. Ms. Davis is a certified public accountant.

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

         BOBBI GIRARDEAU has served as a director of the Company since March 2001 and as Secretary to the Board from April 2000 through January 2001. Ms. Girardeau has served as President of the Bank's South Texas Region and its Executive Vice President and Senior Lending Officer since April 1, 1998. Ms. Girardeau was President of TexStar's San Antonio Banking Center from 1995 until its acquisition by the Company in April 1998. Ms. Girardeau is a graduate of the SMU Graduate School of Banking.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than ten percent (10%) of the Common Stock to file with the SEC and AMEX (until April 3, 2000, on which date the Company's Common Stock was delisted from trading on
AMEX) initial reports of ownership and reports of changes in ownership of the Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file with the SEC.

         Based solely on the Company's review of the copies of such forms it has received during the year, the Company believes that during the year ended December 31, 2000, all of the Company's directors, executive officers and holders of more than ten percent (10%) of the Common Stock complied with all
Section 16(a) filing requirements. To the best knowledge of management of the Company, during fiscal year 2000 no director, officer or ten percent (10%) beneficial owner of Common Stock of the Company failed to file with the SEC and AMEX any required reports on Form 3, 4 or 5 regarding transactions in securities of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table provides certain summary information concerning compensation paid or accrued by the Company and the Bank to or on behalf of the Company's Chairman of the Board and Chief Executive Officer. There were no other executive officers who earned over $100,000 in 2000.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

            NAME AND                 YEAR    SALARY($)(1)    BONUS($)      ALL OTHER
       PRINCIPAL POSITION                                                COMPENSATION
                                                                              ($)
-------------------------------------------------------------------------------------
Charles M. Ireland                   2000      $105,500      $   ---         $ ---
Chairman of the Board and Chief      1999      $ 44,250      $20,000         $ ---
Executive Officer of the Company;
President and Chief Executive
Officer of the Bank(2)

----------
         (1) Includes salary and directors' fees paid by the Bank, before any salary reduction for contributions to the Bank's Savings Plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code").

         (2) Mr. Ireland became an employee of the Company in July 1999 and was elected to these positions in September 1999. In March 2001, Mr. Ireland was named President and no longer serves as Chief Executive Officer or the Chairman of the Board.

STOCK OPTION PLANS

         OPTION GRANTS. No stock options were granted in fiscal year 2000 to Mr. Ireland.

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

                           AGGREGATED OPTION EXERCISES
                               IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                            Value of
                                                         Number of         Unexercised
                                                        Unexercised        In-the-Money
                                                         Options at         Options at
                                                         FY-End (#)         FY-End ($)
                            Shares          Value     ---------------    ----------------
                           Acquired       Realized      Exercisable/       Exercisable/
       Name             on Exercise(#)     ($)(1)      Unexercisable     Unexercisable(2)
-----------------------------------------------------------------------------------------
Charles M. Ireland            ---          $ ---      33,333 / 66,667        $0 / $0

----------

         (1) No incentive stock options were exercised in 2000 by the named executive officers.

COMPENSATION OF DIRECTORS

         The Company's and the Bank's Board of Directors consist of the same members and both organizations hold meetings on the same dates. In 2000, the Bank paid each director $500 for each Bank meeting attended. In 2001, the Bank will pay each non-employee director $100 for each meeting attended, and it will not pay directors who are also employed by the Company or the Bank. The Company does not separately pay its directors to attend meetings.

         The Company has adopted the 1996 Stock Option Plan for Directors (the "1996 Directors Plan") and the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1997 Directors Plan"). Under the 1996 and 1997 Directors Plans, an aggregate of 250,000 shares of Common Stock of the Company were set aside for issuance pursuant to the exercise of options granted thereunder, of which 178,000 shares are subject to outstanding options and 56,000 shares remain available for grant. The 1996 Directors Plan is a formula plan pursuant to which annual options are automatically granted to directors of the Company who are not employees of the Company or the Bank at fair market value. All options under the 1996 Directors Plan are non-qualified stock options, and vest one year following the date of grant. On the first business day of each calendar year, each non-employee director is automatically granted an option to purchase 2,000 shares of Common Stock of the Company at 100% of fair market value on the grant date. In 2000, each non-employee director of the Company received an option to purchase 2,000 shares of Common Stock of the Company at an exercise price of $0.74 per share. The 1997 Directors Plan provided for the one time grant of 25,000 non-qualified stock options to directors of the Company who were not employees of the Company or the Bank at fair market value. In 1997, each non-employee director of the Company received an option to purchase 25,000 shares of Common Stock of the Company at exercise prices ranging from $4.18 to $5.375 per share. These options vest over five years. Currently, 140,000 options remain outstanding pursuant to the 1997 Director's Plan.

         The Company adapted the 2000 Non-Qualified Stock Option Plan for Advisory Directors. Under the provisions of the plan, 100,000 shares were allocated for non-qualified stock options to advisory directors. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become fully exercisable based on a vesting schedule as determined by the Stock Option Committee of the Board of Directors on the date of grant. On November

6, 2000, grantees were awarded options to acquire 28,000 shares of common stock of the Company at $0.55 per share, which vest and become fully exercisable one year from the date of grant.

EMPLOYMENT AGREEMENT

         The Company and the Bank have entered into an employment agreement with Charles M. Ireland. Pursuant to the agreement, in the event that Mr. Ireland's employment is terminated by the Company or the Bank, for any reason other than for "cause," as defined in the agreement, or if Mr. Ireland terminates his employment for "good reason," as defined in the agreement, then Mr. Ireland will receive a lump sum cash payment equal to his annual base salary. In the event Mr. Ireland terminates his employment for any reason other than for a "good reason," and within two months thereafter either has not accepted employment with another company or has accepted employment at another company at an annual salary less than his annual salary with the Company and the Bank, then Mr. Ireland will be entitled to receive a lump sum cash payment equal to one-sixth of his annual base salary.

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

         Options for the purchase of Common Stock under the Stock Option Plans may be granted to officers or key employees selected from time to time by the Stock Option Committee of the Board. The exercise price for any options granted pursuant to the Stock Option Plans must be at least equal to the fair market value of the Common Stock on the date the options are granted. Under the Stock Option Plans an aggregate of 1,200,000 shares of Common Stock of the Company were set aside for issuance pursuant to the exercise of options granted thereunder, of which 733,333 shares are subject to outstanding options and 308,825 shares remain available for grant. To exercise the options, grantees must pay the exercise price in cash or Common Stock, or any combination of cash and Common Stock. Options granted under the 1988, 1995 and 1998 Stock Option Plans are incentive stock options and options granted under the 1997 Stock Option Plan are non-qualified stock options.

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

         POST RETIREMENT SERVICES AGREEMENT. The Company and the Bank entered into a post retirement services agreement with C. Jack Bean in recognition of his activities as a founder of the Company and of his long tenure as the principal executive officer of the Company and the Bank. Under the agreement, the Company must provide Mr. Bean payments, payable in annual, monthly or bi-monthly installments, totaling $53,825 per year. Additionally, the Company must provide or reimburse Mr. Bean for the cost of health, accident and medical insurance coverage that is equivalent to the coverage provided to those persons serving from time to time as the senior executive officers of the Company. The Company's obligation under the agreement terminates at the earlier of death or when Mr. Bean reaches 85 years of age. All amounts payable under the agreement are accelerated and become due immediately upon a change in control (as defined in the agreement). The Company may terminate the agreement for cause (as defined in the agreement) or upon disability of the former Chairman.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BY MANAGEMENT

         The following table shows beneficial ownership of shares of Common Stock of the Company by all current directors and executive officers of the Company named in "Item 10. Executive Compensation" individually, and together with all current executive officers of the Company as a group, as of March 26, 2001:

          Name of Individual          Amount and       Percent
            or Number of              Nature of      of Class(2)
           Persons In Group           Beneficial
                                     Ownership(1)
         -------------------------------------------------------
         Richard N. Abrams             866,744(3)       14.0%

         Charles M. Ireland             44,583(4)         *

         Margaret E. Holland            30,500(5)         *

         Garrett Morris                 50,750(6)         *

         Mary Jo Davis                       0            --

         Cullen W. Turner              471,377(7)        7.4%

         Bobbi Girardeau                 1,000            *


         All directors and           1,464,954(8)       22.4%
         executive officers as
         a group (7 persons)

----------
*        Less than 1% of all the issued and outstanding shares of Common Stock.

         (1) Based on information furnished by persons named and, except as otherwise indicated below, each person has sole voting and dispositive power with respect to all shares of Common Stock owned by such person.

         (2) Based on 6,006,346 shares of Common Stock issued and outstanding at March 26, 2001, as adjusted for shares convertible or exercisable within sixty
(60) days which are deemed outstanding for a specific stockholder pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

         (3) Includes 184,444 shares of Common Stock which are convertible from notes and 2,000 shares which Mr. Abrams has the right to acquire within sixty
(60) days from the date hereof. Also includes 65,100 shares owned by Funeral Financial Services, Inc., a company under the control of Mr. Abrams.

         (4) Includes 33,333 shares of Common Stock which Mr. Ireland has the right to acquire within sixty (60) days from the date hereof.

         (5) Includes 19,000 shares of Common Stock which Ms. Holland has the right to acquire within sixty (60) days from the date hereof.

         (6) Includes 19,000 shares of Common Stock which Mr. Morris has the right to acquire within sixty (60) days from the date hereof.

         (7) Includes 277,777 shares of Common Stock which are convertible from notes and 30,000 shares which Mr. Turner has the right to acquire within sixty
(60) days from the date hereof.

         (8) Includes 535,554 shares of Common Stock which the directors and executive officers have a right to acquire within sixty (60) days from the date hereof pursuant to options or convertible notes.

5.0% STOCKHOLDERS

         The following table sets forth certain information with respect to stockholders of the Company who were known to be beneficial owners of more than five percent (5%) of the issued and outstanding shares of the Common Stock of the Company as of March 26, 2001, except for Richard N. Abrams and Cullen W. Turner, whose ownership interest is disclosed in the preceding table.

                Name and Address                     Amount and Nature      Percent
               of Beneficial Owner                     of Beneficial      of Class(2)
                                                        Ownership(1)
         ----------------------------------------------------------------------------
         Carlson Capital, L.P.(3)                         519,300             8.6%
         301 Commerce Street, Suite 3300
         Fort Worth, Texas 76102

         Pine Capital Management, Incorporated(4)         528,647             8.8%
         353 Sacramento Street, 10th Floor
         San Francisco, California 94111

----------

         (1) Based on information furnished by the entities named and, except as otherwise indicated below, each entity has sole voting and dispositive power with respect to all shares of Common Stock owned by such entity.

         (2) Based on 6,006,346 shares of Common Stock issued and outstanding at March 26, 2001, as adjusted for shares convertible or exercisable within sixty
(60) days which are deemed outstanding for a specific stockholder pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

         (3) As reported on a Schedule 13D/A filed on April 26, 1999 with the SEC.

         (4) As reported on a Schedule 13G/A filed on February 6, 2001. Pine Capital Management, Incorporated has shared dispositive power with its clients, none of which own over five percent (5%) of the issued and outstanding shares of the Company, and no voting power with respect to these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         During 2000 the Company paid $176,985.64 for legal services to Holland, Johns & Schwartz, L.L.P. (formerly Tracy & Holland, L.L.P.), a law firm in which Margaret E. Holland is a partner. Ms. Holland is a director of the Company. Ms. Holland also accepted a note for approximately $38,000 in connection with additional fees due to Ms. Holland's firm. The note does not bear interest and matures December 31, 2001.

         In 2000, certain current and former members of the Company's Board of Directors and an employee loaned the Company $260,000 and another director accepted a promissory note in exchange for professional fees due to the director's firm. The notes do not bear interest and mature January 2, 2002. $260,000 of the notes are convertible, at the option of the note holder, into shares of common stock at the rate of $0.36 per share. In March 2001, certain directors committed to loan an additional $460,000 in 2001, if necessary, to enable the Company to meet its cash obligations in 2001. Any advances under the commitment will be evidenced by non-interest bearing notes convertible into the Company's common stock at the lower of $.36 per share or 75% of the average bid price during the ten day period prior to any advance.

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

         (a) EXHIBITS. The Exhibit Index, located directly after the signature pages, is incorporated herein by reference.

         (b) REPORTS ON FORM 8-K. The Company did not file any Form 8-Ks in the fourth quarter, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SURETY CAPITAL CORPORATION



Date: April 16, 2001                   By /s/ Richard N. Abrams
                                          ------------------------------------
                                          Richard N. Abrams, Chief Executive
                                          Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 16th day of April, 2001.

         Signature                                   Capacity
         ---------                                   --------

/s/ Richard N. Abrams                     Chairman of the Board, Chief Executive
---------------------------------         Officer and Director (Principal
    Richard N. Abrams                     Executive Officer)


/s/ Charles M. Ireland                    President and Director
---------------------------------
    Charles M. Ireland


/s/ Mary Jo Davis                         Vice President and Comptroller
---------------------------------         (Principal Financial Officer and Chief
    Mary Jo Davis                         Accounting Officer)


                                          Director
---------------------------------
    Margaret E. Holland


/s/ Garrett Morris
---------------------------------
    Garrett Morris                        Director


/s/ Bobbi Girardeau                       Director
---------------------------------
    Bobbi Girardeau


/s/ Cullen W. Turner                      Director
---------------------------------
    Cullen W. Turner

                                INDEX TO EXHIBITS

                                                                 Incorporated
Exhibit                                                           Herein by                      Filed
  No.                Description                                 Reference To                   Herewith
--------------------------------------------------------------------------------------------------------

  2.01     Branch Purchase and Assumption         Filed with the Company's Form 8-K dated
           Agreement by and between Surety        July 13, 1998 and incorporated by
           Bank, National Association and         reference herein.
           Commercial Bank of Texas, National
           Association, dated July 13, 1998

  2.02     Purchase and Assumption Agreement      Filed with the Company's Form 10-K dated
           by and between The Citizens            December 31, 1998 and incorporated by
           National Bank in Waxahachie and        reference herein.
           Surety Bank, N.A., dated
           April 13, 1999.

  3.01     Certificate of Incorporation, as       Filed with the Company's Form 10-K dated
           amended                                December 31, 1993 and incorporated by
                                                  reference herein.

  3.02     Form of Common Stock certificate       Filed with the Company's Form 10-K dated
           (specimen)                             December 31, 1993 and incorporated by
                                                  reference herein.

  3.03     Restated Bylaws of the Company         Filed with the Company's Form 10-K dated
                                                  December 31, 1994 and incorporated by
                                                  reference herein.

  4.01     Indenture dated as of March 31,        Filed with the Company's Form 10-Q for
           1998 between the Company and           the quarter ended March 31, 1998 and
           Harris Trust and Savings Bank,         incorporated by reference herein.
           Chicago, Illinois, as trustee

  4.02     Form of Notes (included in Exhibit     Filed with the Company's Form 10-Q for
           4.02)                                  the quarter ended March 31, 1998 and
                                                  incorporated by reference herein.

  4.03     Form of Note Purchase Agreements       Filed with the Company's Registration
           dated March 31, 1998                   Statement No. 333-57601 on Form S-3 and
                                                  incorporated by reference herein.

 10.01     Surety Capital Corporation 1988        Filed with the Company's Form 10-K dated
           Incentive Stock Option Plan            December 31, 1991 and incorporated by
                                                  reference herein.

 10.02     Surety Capital Corporation 1995        Filed with the Company's Form 10-K dated
           Incentive Stock Option Plan            December 31, 1994 and incorporated by
                                                  reference herein.

 10.03     Surety Capital Corporation Amended     Filed with the Company's Form 10-K dated
           and Restated Stock Option Plan for     December 31, 1996 and incorporated by
           Directors, and Form of Stock           reference herein.
           Option Agreement

 10.04     Surety Capital Corporation 1997        Filed with the Company's Form 10-K dated
           Non-Qualified Stock Option Plan        December 31, 1997 and incorporated by
           for Officers and Key Employees,        reference herein.
           and Form of Stock Option Agreement

 10.05     Surety Capital Corporation 1997        Filed with the Company's Form 10-K dated
           Non-Qualified Stock Option Plan        December 31, 1997 and incorporated by
           for Non-Employee Directors, and        reference herein.
           Form of Stock Option Agreement

 10.06     Amended and Restated Post              Filed with the Company's Form 10-K dated
           Retirement Services Agreement          December 31, 1998 and incorporated by
           Between Surety Capital                 reference herein.
           Corporation, Surety Bank, National
           Association and C. Jack Bean,
           dated November 1, 1998

 10.07     Surety Capital Corporation             Filed with the Company's Proxy Statement
           Amended and Restated 1998              for the Annual Meeting of Stockholders
           Incentive Stock Option Plan 1998       held on May 21, 1998 and incorporated by
                                                  reference herein.

 10.08     Earnest Money Contract between         Filed with the Company's Form 10-K dated
           Curtis F. Nooner, Norman S. Moize,     December 31, 1999 and incorporated by
           and Waldron Property Company No.       reference herein.
           Two, L.P., as seller, and Surety
           Bank, National Association, as
           purchaser, dated April 29, 1999,
           and First Amendment to Earnest
           Money Contract, dated June 25,
           1999

 10.09     Form of Redeemable Convertible         Filed with the Company's Form 10-K dated
           Promissory Note between Surety         December 31, 1999 and incorporated by
           Capital Corporation and C. Jack        reference herein.
           Bean, Charles M. Ireland, Margaret
           E. Holland, Aaron M. Siegel,
           Garrett Morris, Cullen W. Turner,
           William B. Byrd, Michael L. Milam
           and Lloyd W. Butts, and related
           Warrant, dated October 29, 1999

 10.10     Form of Indemnification Agreement      Filed with the Company's Form 10-K dated
           between Surety Capital Corporation     December 31, 1999 and incorporated by
           and William B. Byrd, Lloyd W.          reference herein.
           Butts, Charles M. Ireland,
           Margaret E. Holland, Michael L.
           Milam, Garrett Morris, Cullen W.
           Turner and John D. Blackmon, dated
           January 18, 2000

 10.11     Form of Indemnification Agreement      Filed with the Company's Form 10-K dated
           between Surety Bank, National          December 31, 1999 and incorporated by
           Association and William B. Byrd,       reference herein.
           Lloyd W. Butts, Charles M.
           Ireland, Margaret E. Holland,
           Michael L. Milam, Garrett Morris,
           Cullen W. Turner and John D.
           Blackmon, dated January 18, 2000

 10.12     Employment Agreement between                                                            X
           Surety Capital Corporation, Surety
           Bank, National Association and
           Charles M.Ireland, dated January
           14, 2001

 10.13     Form of Redeemable Convertible                                                          X
           Promissory Note between Surety
           Capital Corporation and various
           directors and an employee, dated
           October 2, 2000

 16.01     Letter from PricewaterhouseCoopers     Filed with the Company's Form 8-K/A
           LLP to the Securities and Exchange     (Amendment No. 1) dated June 3, 1999 and
           Commission dated June 11, 1999         incorporated by reference herein.
                                                                                                   X
 21.01     Subsidiaries of the Registrant
                                                                                                   X
 23.01     Consent of Fisk & Robinson, P.C.

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Surety Capital Corporation
Fort Worth, Texas


We have audited the accompanying consolidated balance sheets of Surety Capital Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Surety Capital Corporation as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                     Fisk & Robinson, P.C.


Dallas, Texas
March 2, 2001, except as to Note 21,
 for which the date is April 2, 2001

                           SURETY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999



                                                                                  2000               1999
                                                                              ------------      -------------
Assets:
       Cash and due from banks                                                $  2,198,209      $   5,416,633
       Federal funds sold                                                        8,825,000          4,334,595
                                                                              ------------      -------------
         Total cash and cash equivalents                                        11,023,209          9,751,228
       Interest-bearing time deposits in other  financial institutions              26,548             25,000
       Securities available for sale, at fair value                             13,071,238         12,480,492
       Loans, net                                                               58,238,060         65,772,554
       Premises and equipment, net                                               5,703,372          6,295,302
       Accrued interest receivable                                                 621,178            514,453
       Deferred tax asset, net of valuation allowance                               98,471          1,179,590
       Other real estate and repossessed assets                                    960,155            825,245
       Goodwill, net                                                             2,799,019          5,432,346
       Other assets                                                                639,057          1,917,723
                                                                              ------------      -------------
           Total assets                                                       $ 93,180,307      $ 104,193,933
                                                                              ============      =============

Liabilities:
       Noninterest-bearing demand deposits                                    $ 14,961,725      $  16,481,651
       Savings, NOW and money market accounts                                   23,303,934         22,959,487
       Time deposits, $100,000 and over                                         14,350,316         13,225,995
       Other time deposits                                                      27,044,793         32,210,985
                                                                              ------------      -------------
         Total deposits                                                         79,660,768         84,878,118
       Convertible subordinated debt                                             4,350,000          4,350,000
       Notes payable                                                               297,746                 --
       Accrued interest payable and other liabilities                            1,194,124          3,642,845
                                                                              ------------      -------------
           Total liabilities                                                    85,502,638         92,870,963
                                                                              ============      =============

Shareholders' Equity:
       Preferred stock, $.01 par value, 1,000,000 shares authorized, none issued at December 31, 2000 and 1999
       Common stock, $.01 par value, 20,000,000 shares authorized,
         5,975,071 shares issued at December 31, 2000 and 1999                      59,751             59,751

       Additional paid-in capital                                               17,152,587         17,152,587
       Accumulated deficit                                                      (8,968,077)        (4,911,864)
       Stock rights issuable                                                            --             57,902
       Treasury stock, 79,836 shares at cost                                      (375,443)          (375,443)
       Accumulated other comprehensive loss                                       (191,149)          (659,963)
                                                                              ------------      -------------
           Total shareholders' equity                                            7,677,669         11,322,970
                                                                              ------------      -------------
           Total liabilities and shareholders' equity                         $ 93,180,307      $ 104,193,933
                                                                              ============      =============


          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2000 and 1999

                                                              2000              1999
                                                          -----------      ------------
Interest income:
  Loans, including fees                                   $ 6,273,500      $  8,021,125
  Securities:
    Taxable                                                   834,602         1,088,329
    Tax-exempt                                                     --            66,017
  Medical claims receivables factoring                             --            63,928
  Federal funds sold and interest bearing deposits            380,437           672,553
                                                          -----------      ------------
      Total interest income                                 7,488,539         9,911,952

Interest expense:
  Deposits                                                  2,980,253         3,711,018
  Notes payable                                               391,500           392,718
                                                          -----------      ------------
      Total interest expense                                3,371,753         4,103,736
                                                          -----------      ------------

Net interest income                                         4,116,786         5,808,216

Provision for credit losses on loans                          (34,642)          136,936
Provision for medical claims receivables losses                    --                --
                                                          -----------      ------------
      Total provision for credit losses                       (34,642)          136,936
                                                          -----------      ------------
Net interest income after provision for credit losses       4,151,428         5,671,280


Noninterest income:
  Service charges on deposit accounts                         648,734           705,379
  Loan collection fees and late charges                       380,423           582,434
  Net realized gain/(loss) on sales of securities                  --           (50,931)
  Net realized gain on sale of branches                            --         3,050,165
  Other income                                                870,869           265,221
                                                          -----------      ------------
      Total noninterest income                              1,900,026         4,552,268

Noninterest expense:
  Salaries and employee benefits                            3,167,392         4,430,078
  Occupancy and equipment                                   1,394,261         1,793,665
  Impairment of long lived assets                           2,194,407                --
  Other expenses                                            2,569,900         4,585,331
                                                          -----------      ------------
      Total noninterest expense                             9,325,960        10,809,074
                                                          -----------      ------------

Loss before income taxes                                   (3,274,506)         (585,526)
Income tax expense (benefit)                                  839,609          (839,609)
                                                          -----------      ------------
Net (loss) income                                         $(4,114,115)     $    254,083
                                                          ===========      ============

Net (loss) income per share - Basic                       $     (0.69)     $       0.04
                                                          ===========      ============

Net (loss) income per share - Diluted                     $     (0.69)     $       0.04
                                                          ===========      ============

          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     Years Ended December 31, 2000 and 1999



                                                                 2000             1999
                                                              -----------      -----------
Net (loss) income                                             $(4,114,115)     $   254,083

Other comprehensive income (loss):
  Unrealized gain (loss) on available-for-sale securities
    arising during the period                                     710,324       (1,124,524)
  Reclassification adjustment for amounts realized on
    securities sales included in income                                --           50,931
                                                              -----------      -----------
  Net unrealized gain(loss)                                       710,324       (1,073,593)
  Tax effect                                                     (241,510)         366,478
                                                              -----------      -----------
    Total other comprehensive income (loss)                       468,814         (707,115)
                                                              -----------      -----------
Comprehensive loss                                            $(3,645,301)     $  (453,032)
                                                              ===========      ===========









          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Years Ended December 31, 2000 and 1999


                                                                                                         Accumulated
                                    Common Stock                    Undivided                               Other
                                 ------------------  Additional      Profits/     Stock                 Comprehensive     Total
                                              Par     Paid-in      (Accumulated   Rights      Treasury      Income     Shareholders'
                                  Shares     Value    Capital         Deficit)   Issuable       Stock       (Loss)        Equity
                                  ------     -----    -------         --------   --------       -----       ------        ------
Balance at January 1, 1999       5,840,071  $58,401  $17,093,786   $(5,165,947)  $ 57,902    $(375,443)    $  47,152    $11,715,851

Net income                                                             254,083                                              254,083

Common stock issued                135,000    1,350       58,801                                                             60,151

Change in fair value of
 securities available for sale,
 net of tax                                                                                                 (707,115)      (707,115)
                                 ---------  -------  -----------   -----------   --------    ---------     ---------    -----------

Balance at December 31, 1999     5,975,071   59,751   17,152,587    (4,911,864)    57,902     (375,443)     (659,963)    11,322,970

Expiration of stock purchase
 rights                                                                 57,902    (57,902)

Net loss                                                            (4,114,115)                                          (4,114,115)

Change in fair value of
 securities available for sale,
 net of tax                                                                                                  468,814        468,814
                                 ---------  -------  -----------   -----------   --------    ---------     ---------    -----------

Balance at December 31, 2000     5,975,071  $59,751  $17,152,587   $(8,968,077)  $    -0-    $(375,443)    $(191,149)   $ 7,677,669
                                 =========  =======  ===========   ===========   ========    =========     =========    ===========


          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2000 and 1999


                                                                2000              1999
                                                            ------------      ------------
Cash flows from operating activities:
  Net income (loss)                                         $ (4,114,115)     $    254,083
  Adjustments to reconcile net income (loss) to net
   cash from operating activities:
    Provision for credit losses                                  (34,642)          136,936
    Impairment of long lived assets                            2,194,407                --
    Depreciation                                                 665,120           834,616
    Amortization of intangible assets and debt
     acquisition costs                                           438,920           620,114
    FHLB stock dividends                                         (42,300)          (44,377)
    Net loss on sale of securities available for sale                 --            50,931
    Net gain on sale or disposal of assets                       (39,642)          (13,958)
    Gain on sale of branches, net                                     --        (3,050,165)
    Deferred income taxes                                        839,609          (839,609)
    Changes in assets and liabilities:
      Accrued interest receivable                               (106,725)          245,380
      Other assets                                             1,285,911          (132,905)
      Accrued interest payable and other liabilities          (2,448,722)          128,502
                                                            ------------      ------------
        Net cash used in operating activities                 (1,362,179)       (1,810,452)

Cash flows from investing activities:
  Net change in loans                                          6,686,270        16,597,007
  Payments received on purchased medical claims
   receivables                                                        --         1,173,830
  Securities available for sale:
    Purchases                                                 (1,600,000)      (11,465,028)
    Maturities and repayments                                  1,754,634        18,252,985
    Proceeds from sales                                               --         4,584,869
  Purchases of interest-bearing time deposits                     (1,548)          (25,000)
  Proceeds from maturities of interest-bearing time
   deposits                                                           --            94,939
  Premises and equipment expenditures                            (74,873)       (1,941,970)
  Proceeds from sales of premises and equipment                    1,683            35,868
  Proceeds from sales of other real estate                       787,598            89,073
  Net cash paid in sale of branches                                   --       (25,194,973)
                                                            ------------      ------------
      Net cash provided by investing activities                7,553,764         2,201,600
                                                            ------------      ------------

Cash flows from financing activities:
  Net change in deposits                                      (5,217,350)      (24,751,720)
  Sale of common stock                                                --            60,151
  Proceeds from issuance of debt, net of issuance costs          297,746                --
                                                            ------------      ------------
      Net cash used in financing activities                   (4,919,604)      (24,691,569)
                                                            ------------      ------------
Net change in cash and cash equivalents                        1,271,981       (24,300,421)
Cash and cash equivalents at beginning of year                 9,751,228        34,051,649
                                                            ------------      ------------
Cash and cash equivalents at end of year                    $ 11,023,209      $  9,751,228
                                                            ============      ============


          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                     Years Ended December 31, 2000 and 1999


                                                                   2000            1999
                                                                -----------      ----------
Supplemental disclosures:

  Cash paid for interest                                        $ 3,349,437      $4,374,426
  Cash paid (refund received) for federal income taxes           (1,298,285)      1,293,200

  Significant non-cash transactions:
    Transfers of repossessed collateral to other real
      estate and repossessed collateral                             882,866         826,801
    Additions to loans to facilitate the sale of other
      real estate                                                        --          80,000
    Transfer from allowance for medical claims
      receivables losses to allowance for loan losses                    --         668,636







          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


1.       Summary of Significant Accounting Policies

         General Information and Basis of Presentation: The accompanying consolidated financial statements include the accounts of Surety Capital Corporation (the "Holding Company") and its wholly-owned subsidiary, Surety Bank, National Association (the "Bank"), together referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         The 2000 consolidated financial statements have been prepared assuming the Company will continue as a going concern. Although the Company has suffered significant losses in its core business operations in all periods presented and is now operating under a written formal agreement with the OCC and a memorandum of understanding with the Federal Reserve Board (see Note 17), management believes the Company will be able to return to profitability. Management's plans to improve the Company's profitability include increasing marketing efforts, introducing new deposit products, emphasizing loan growth, and reducing noninterest expense. Management also believes the Company is in compliance with all of the requirements of the regulatory agreements. While the Bank's liquidity position appears sufficient to meet its cash needs for the year ending December 31, 2001, the Holding Company is primarily dependent upon dividends received from the Bank to meet its cash obligations, including interest payments on its convertible subordinated debt. Since the Bank is currently precluded from paying dividends without prior OCC approval, the Chairman of the Board of Directors of the Company has guaranteed to personally loan the Company up to $460,000, if necessary, to enable the Holding Company to meet its cash obligations for 2001 (see Note 21).

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

1.       Summary of Significant Accounting Policies (continued)

         Loans: Loans are reported at the principal balance outstanding net of unearned interest, deferred loan fees and costs and the allowance for credit losses. Interest income is reported on the level-yield interest method and includes amortization of net deferred loan fees and costs over the loan term.

         Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (120 days for insurance premium financing). Payments received on such loans are reported as principal reductions.

         Allowance for Credit Losses: The allowance for credit losses is a valuation allowance for probable credit losses, increased by the provision for credit losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past credit loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific credits, but the entire allowance is available for any credit that, in management's judgment, should be charged-off.

         A loan is considered impaired when full payment of principal and interest under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and insurance premium finance loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

1.       Summary of Significant Accounting Policies (continued)

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

         Restrictions on Cash: The Company is required to have certain levels of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. Deposits with the Federal Reserve Bank do not earn interest. Additionally, the Company had time deposits with other financial institutions totaling $26,548 and $25,000 at year-end 2000 and 1999 pledged as security to its merchant card clearing agent.

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

         Earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                             2000          1999
                                                           ---------     ---------
         Weighted-average shares outstanding - Basic       5,975,071     5,760,461
         Effect of stock options                                  --        41,912
                                                           ---------     ---------
         Weighted-average shares outstanding - Diluted     5,975,071     5,802,373
                                                           =========     =========

         The Company reported a net loss in 2000. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for that year.

         Comprehensive Income (Loss): Comprehensive income (loss) is reported for all periods. Comprehensive income (loss) includes both net income
         (loss) and other comprehensive income (loss), which includes the change in unrealized gains and losses on securities available for sale.

         Industry Segments: Internal financial information is primarily reported and aggregated in three lines of business including community banking, insurance premium financing and medical claims receivable factoring. The Company has discontinued its medical claims factoring operations.

1.       Summary of Significant Accounting Policies (continued)

         New Accounting Pronouncements: Beginning January 1, 2001, a new accounting standard, Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities," will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This standard is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

         In September 2000, the Financial Accounting Standard Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 replaces SFAS 125 and resolves various implementation issues while carrying forward most of the provisions of SFAS 125 without change. SFAS 140 revises standards for transfers of financial assets by clarifying criteria and expanding guidance for determining whether the transferor has relinquished control and the transfer is therefore accounted for as a sale. SFAS 140 also adopts new accounting requirements for pledged collateral and requires new disclosures about securitizations and pledged collateral. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect this standard to have a material effect on the Company's financial statements.

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

         Based on the results of the independent review of the IPF division, the Company recognized additional losses, including interest, of $2,611,000. These losses primarily related to the recognition of previously unrecognized loan charge-offs and, to a lesser extent, errors resulting from the absence of appropriate accounting controls within the IPF division. The losses were recognized as adjustments to 1999 and prior years beginning in the first quarter of 1996 and extending through the fourth quarter of 1999. The additional losses totaled $502,000 in 1999, $1,092,000 in 1998, $837,000 in 1997 and
         $180,000 in 1996. Additional accounting errors related to the misclassification of certain expenses totaling $169,000 were also recognized as prior period adjustments in 1998. All prior year financial information was restated to reflect these losses.

         The Company no longer employs the persons directly responsible for managing the IPF division during the period when the diversions were taking place.


3.       Acquisitions and Dispositions

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

4.       Securities

         Year-end securities available for sale consisted of the following:

                                                          Gross         Gross         Estimated
                                          Amortized     Unrealized    Unrealized        Fair
                                            Cost          Gains         Losses          Value
                                         -----------      ------       ----------    -----------
         2000:
           U.S. government agencies
             and corporations            $12,150,224      $4,925       $  293,383    $11,861,766
           Mortgage-backed securities        449,529         578            1,739        448,368
           Other securities                  761,104          --               --        761,104
                                         -----------      ------       ----------    -----------
           Total securities              $13,360,857      $5,503       $  295,122    $13,071,238
                                         ===========      ======       ==========    ===========

         1999:
           U.S. government agencies
             and corporations            $11,505,376      $   --       $  995,411    $10,509,965
           Mortgage-backed securities        480,706         441            4,974        476,173
           Other securities                1,494,354          --               --      1,494,354
                                         -----------      ------       ----------    -----------
           Total securities              $13,480,436      $  441       $1,000,385    $12,480,492
                                         ===========      ======       ==========    ===========

         Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Corporation ("GNMA"). Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank.

         The amortized cost and estimated fair value of securities at year-end 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

                                                                      Estimated
                                                       Amortized        Fair
                                                         Cost           Value
                                                      -----------    -----------
            Due within one year                       $   196,179    $   196,066
            Due after one year through five years       2,992,834      2,953,045
            Due after five years through ten years      8,961,211      8,712,655
            Mortgage-backed securities                    449,529        448,368
            Other securities                              761,104        761,104
                                                      -----------    -----------
            Total securities                          $13,360,857    $13,071,238
                                                      ===========    ===========

         Sales of securities available for sale were as follows:

                                                    2000         1999
                                                   ------     ----------
             Proceeds                              $   --     $4,584,869
             Gross Gains                               --         23,794
             Gross Losses                              --         74,725

         At year-end 2000, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity.

         At year-end 2000 and 1999 securities with a carrying amount of $8,685,000 and $9,716,000, were pledged as collateral for public deposits, as required or permitted by law.


5.       Loans

         Year-end loans were as follows:

                                                      2000             1999
                                                  ------------     ------------
          Real estate loans                       $ 37,280,209     $ 32,558,724
          Insurance premium financing                5,951,300       20,639,094
          Commercial loans                          10,919,098        8,841,027
          Consumer loans                             5,511,651        5,678,584
                                                  ------------     ------------
          Total gross loans                         59,662,258       67,717,429

          Unearned interest                           (160,237)        (510,834)
          Allowance for credit losses on loans      (1,263,961)      (1,434,041)
                                                  ------------     ------------

          Loans, net                              $ 58,238,060     $ 65,772,554
                                                  ============     ============

         At year-end 2000 and 1999, there were loans totaling $34,400 and $-0-outstanding to directors, executive officers or principal shareholders of the Company, including their immediate families or companies in which they are principal owners.

         Activity in the allowance for credit losses on loans for 2000 and 1999 was as follows:

                                                             2000           1999
                                                          -----------    -----------
           Balance at beginning of year                   $ 1,434,041    $ 1,961,840
             Provision for credit losses on loans             (34,642)       136,936
             Bank acquisition                                      --             --
             Loans charged off                               (760,334)    (2,373,103)
             Recoveries                                       624,896      1,039,732
             Transfers from allowance for credit losses
               on medical claims receivables                       --        668,636
                                                          -----------    -----------

           Balance at end of year                         $ 1,263,961    $ 1,434,041
                                                          ===========    ===========

         Impaired loans were as follows:

                                                               2000          1999
                                                            ----------    ----------
            Year-end loans with allowance allocated         $1,941,947    $3,958,654
            Year-end loans with no allowance allocated       1,256,490       414,419
                                                            ----------    ----------

            Impaired loans                                  $3,198,437    $4,373,073
                                                            ==========    ==========

            Amount of the allowance allocated               $  504,346    $  645,899
                                                            ==========    ==========

                                                               2000          1999
                                                            ----------    ----------
            Average impaired loans during the year          $3,785,755    $4,814,044
            Interest income recognized during
              impairment - all cash-basis                      292,316       383,558


         Nonperforming loans were as follows:

                                                               2000          1999
                                                            ----------    ----------
            Loans past due over 90 days still on accrual    $       --    $   13,557
            Nonaccrual loans                                 1,282,785       705,969
                                                            ----------    ----------

              Total nonperforming loans                     $1,282,785    $  719,526
                                                            ==========    ==========


6.       Medical Claims Receivables

         The Company ceased the origination of new medical claims receivables factoring arrangements in 1999. Accordingly, at year-end 2000 and 1999 there were no medical claims receivables balances outstanding. Activity in the allowance for credit losses on medical claims receivables for 1999 was as follows:

                                                   1999
                                                ---------
         Balance at beginning of year           $ 141,184
           Provision for credit losses                 --
           Receivables charged off                (12,707)
           Recoveries                             540,159
           Transfer to allowance for credit
             losses on loans                     (668,636)
                                                ---------

         Balance at end of year                 $      --
                                                =========

7.       Premises and Equipment

         Year-end premises and equipment are summarized as follows:

                                              Estimated Useful
                                                   Lives             2000           1999
                                              ----------------   -----------    -----------
         Buildings                              5 - 40 years     $ 3,703,275    $ 3,684,887
         Furniture, fixtures and computers      3 - 10 years       4,096,167      4,041,365
         Automobiles                             3 - 5 years          20,894         20,894
         Leasehold improvements                  3 - 5 years          31,232        139,504
                                                                 -----------    -----------
                                                                   7,851,568      7,886,650
         Less accumulated depreciation                            (3,294,235)    (2,737,387)
         Land                                                      1,146,039      1,146,039
                                                                 -----------    -----------

             Premises and equipment, net                         $ 5,703,372    $ 6,295,302
                                                                 ===========    ===========

         Rent expense totaled $65,000 and $223,000 for 2000 and 1999. Rent commitments under noncancelable operating leases were as follows at year-end 2000, before considering renewal options that generally are present.

                               Year         Amount
                            ----------     --------
                               2001        $ 54,000
                               2002          55,000
                               2003          56,000
                               2004          57,000
                               2005          55,000
                            Thereafter       10,000
                                           --------

                                           $287,000
                                           ========


8.       Deposits

         At year-end 2000 the scheduled maturities of time deposits were as follows:

                              Year          Amount
                           ----------     -----------
                              2001        $34,472,977
                              2002          5,040,835
                              2003            533,280
                              2004            117,599
                              2005          1,200,361
                           Thereafter          30,057
                                          -----------

                                          $41,395,109
                                          ===========

9.       Convertible Subordinated Debt and Notes Payable

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


         If Redeemed During   Percentage of   If Redeemed During   Percentage of
          12 Months Ended       Principal       12 Months Ended      Principal
             March 31,           Amount            March 31,          Amount
         ------------------   -------------   ------------------   -------------
                2001              107%               2005              103%
                2002              106%               2006              102%
                2003              105%               2007              101%
                2004              104%               2008              100%


         In October and November 2000, certain current and former members of the Company's Board of Directors and one employee loaned the Company $297,746 to enable the Company to meet its cash obligations. The promissory notes evidencing the loans mature on December 31, 2001 and bear no interest from the date of issuance until maturity. Additionally, $260,000 of the promissory notes are convertible into common stock at a rate of one share of common stock per $0.36 of principal amount of the notes (see Note 21).

10.      Stock Options

         A summary of the Company's stock option plans is as follows:

         1988 Incentive Stock Option Plan: Under the provisions of the plan, 100,000 shares, as restated to reflect a 1 for 10 reverse stock split effected on June 14, 1993, were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 5-year options to acquire shares at the market price on the date the option is granted. The options are fully vested and exercisable as of the date of the grant. All options must be granted within 10 years of the plan adoption date. As of year-end 2000, there were no options outstanding or available for grant under the plan.

         1995 Incentive Stock Option Plan: Under the provisions of the plan, 100,000 shares were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become exercisable based on a vesting schedule determined by the Compensation Committee of the Board of Directors on the date of grant. As of year-end 2000, there were 10,000 options outstanding, 3,334 of which were exercisable, and 67,158 options available for grant under the plan. All options must be granted within 10 years of the plan adoption date.

         1996 Stock Option Plan for Directors: Under the provisions of the plan, 100,000 shares were allocated for non-qualified stock options to be granted to directors. The plan is a formula plan pursuant to which annual options are automatically granted to directors of the Company who are not employees of the Company or the Bank at fair market value. On the first calendar business day of each year, each non-employee director is automatically granted 10-year options to purchase 2,000 shares of Common Stock of the Company at the market price on the grant date. The options fully vest and become exercisable after the first anniversary of the grant date. As of year-end 2000, there were 38,000 options outstanding, of which 30,000 were exercisable, and 56,000 options available for grant under the plan.

         1997 Non-Qualified Stock Option Plan for Officers and Key Employees:
         Under the provisions of the plan, 500,000 shares were allocated for non-qualified stock options to be granted to officers and/or key employees. On January 2, 1997, grantees were awarded 10-year options to acquire 500,000 shares at the market price on that date. No additional options may be granted under the plan. The options fully vest and become exercisable in five equal installments commencing on December 31, 1997 and annually thereafter. As of year-end 2000, there were 475,000 options outstanding, of which 400,000 were exercisable.

         1997 Non-Qualified Stock Option Plan for Non-Employee Directors: Under the provisions of the plan, 150,000 shares were allocated for non-qualified stock options to be granted to directors. In 1997, grantees were awarded 10-year options to acquire 150,000 shares at the market price on the date the options were granted. No options under the plan may be granted after December 31, 1997. The options fully vest and become exercisable in five equal installments commencing on December 31, 1997 and annually thereafter. As of year-end 2000, there were 140,000 options outstanding, of which 112,000 were exercisable.

         1998 Incentive Stock Option Plan: Under the provisions of the plan, 500,000 shares were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become exercisable based on a vesting schedule as determined by the Stock Option Committee of the Board of Directors on the date of grant. As of year-end 2000, there were 248,333 options outstanding, of which 82,780 were exercisable, and 241,667 options available for grant under the plan. All options must be granted within 10 years of the plan adoption date.

         2000 Non-Qualified Stock Option Plan for Advisory Directors: Under the provisions of the Plan, 100,000 shares were allocated for non-qualified stock options to be granted to advisory directors. Grantees are awarded 10 year options to acquire shares at the market price on the date the option is granted. The options vest and become fully exercisable based on a vesting schedule as determined by the Stock Option Committee of the Board of Directors on the date of grant. On November 6, 2000, grantees were awarded options to acquire 28,000 shares which vest and become fully exercisable one year from the date of grant.

         The following is a summary of activity in the Company's stock option plans:

                                                             2000                       1999

                                                   Number of     Weighted     Number of     Weighted
                                                    Shares        Average      Shares        Average
                                                  Underlying     Exercise    Underlying     Exercise
                                                    Options       Prices       Options       Prices
                                                  --------------------------------------------------
         Outstanding at beginning of the year      1,165,000     $   2.96       751,543        $4.32
         Granted                                      38,000         0.60       689,000         1.29
         Exercised                                        --           --            --           --
         Expired or forfeited                       (263,667)        1.59      (275,543)        2.50
                                                  ----------                 ----------
         Outstanding at end of year                  939,333         3.24     1,165,000         2.96
         Exercisable at end of year                  628,114         3.79       491,000         3.70
         Available for grant at end of year          436,825                    121,158

           Weighted-average remaining
              contractual life of options
             outstanding at end of year           6.04 years                 7.60 years

         The following table summarizes information about stock options outstanding at year-end 2000:


                                    Options Outstanding                      Options Exercisable
                           ------------------------------------------   ----------------------------
                                            Weighted
                                             Average
                                           Remaining         Weighted                       Weighted
             Range of           Number   Contractual          Average        Number          Average
         Exercise Prices   Outstanding          Life   Exercise Price   Exercisable   Exercise Price
         -------------------------------------------------------------------------------------------
         $0.55 to $1.99        294,333          7.91           $ 1.06        86,114           $ 1.12
         $2.00 to $3.99         10,000          8.02             2.12        10,000             2.12
         $4.00 to $5.99        625,000          5.11             4.23       522,000             4.23
         $6.00 to $6.94         10,000          7.01             6.94        10,000             6.94
                           -----------                                  -----------
         $0.55 to $6.94        939,333          6.04             3.24       628,114             3.79
                           ===========                                  ===========


         The weighted-average value per share of options granted during 2000 and 1999 was $0.49 and $0.52. The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0% for both years; expected volatility of 97.58% for 2000 and 15.63% for 1999; risk-free interest rate of 5.92% for 2000 and 5.49% for 1999, and an expected life of 5.00 years for both years.

         SFAS No. 123, "Accounting for Stock Based Compensation," requires pro forma disclosures for companies not adopting its fair value accounting method for stock-based employee compensation. The Company accounts for all stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the following pro forma information presents net income
         (loss) and net income (loss) per share for 2000 and 1999 had the Standard's fair value method been used to measure compensation cost for stock option plans. No compensation expense related to stock options was actually recognized for stock options accounted for under APB 25.

                                                  2000            1999
                                              -----------      -----------
             Net income (loss):
               As reported                    $(4,114,115)     $   254,083
               Pro forma                       (4,247,497)         148,672

             Net income (loss) per share:
               As reported
                 Basic                              (0.69)            0.04
                 Diluted                            (0.69)            0.04
               Pro forma
                 Basic                              (0.71)            0.03
                 Diluted                            (0.71)            0.03

         The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The pro forma effect may increase in the future if more options are granted.

11.      Employee Benefit Plans

         The Company offers a 401(k) profit sharing plan for the benefit of all full-time employees. Participants may contribute up to 10% of their gross compensation, subject to statutory limits. The Company matches up to 50% of those contributions up to a maximum match of 2.5% of the participant's compensation. The Company's matching percentage was 50% of the employee's contribution for 2000 and 1999. The Company may also provide an additional discretionary percentage. Employee contributions are vested at all times and the Company's contributions vest in equal annual installments over a period of 5 years of service. The contribution expense included in salaries and employee benefits was $17,000 and $90,000 for 2000 and 1999.

         The Company provides certain post-retirement benefits to a former Chairman and officer. Under the agreement, the Company must provide the former Chairman payments, payable in annual, monthly or bi-monthly installments, totaling $53,825 per year. Additionally, the Company must provide or reimburse the former Chairman for the cost of health, accident and medical insurance coverage that is equivalent to the coverage provided to those persons serving from time to time as the senior executive officers of the Company. The Company's obligation under the agreement terminates at the earlier of death or when the former Chairman reaches 85 years of age. All amounts payable under the agreement are accelerated and become due immediately upon a change in control (as defined in the agreement). The Company may terminate the agreement for cause (as defined in the agreement) or upon disability of the former Chairman. The accrual for benefit obligation which represents the estimated discounted present value of the Company's future payment obligation totaled $374,000 and $400,000 at year-end 2000 and 1999.

12.      Common Stock Rights Agreement

         Pursuant to the Rights Agreement dated June 17, 1997 between the Company and Securities Transfer Corporation, as rights agent, the Company declared a dividend of one common stock purchase right (a "Right") for each outstanding share of common stock, $0.01 par value, of the Company (the "Common Stock Purchase Plan") to stockholders of record at the close of business on June 6, 1997. The Rights expired during 2000.

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

         The total amounts of financial instruments with off-balance sheet risk at year-end 2000 and 1999 were unfunded loan commitments of $5,940,000 and $4,125,000 and letters of credit of $150,000 and $158,000.

         Unfunded loan commitments and letters of credit carrying fixed interest rates totaled $5,927,000 and $0 at year-end 2000 and $628,000 and $8,000 at year-end 1999. The interest rates on these commitments ranged from 7.5% to 18.0% at year-end 2000 and 7.50% to 18.0% at year-end 1999.

         Federal funds sold totaled $8,825,000 and $4,335,000 at year-end 2000 and 1999. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed FDIC insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

         The Company has geographic concentrations of credit in its principal trade areas of Bexar, Comal, Grayson, and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance premium finance loans, secured by the residual value of unearned insurance premiums, comprise $5,951,000, or 9.97% and $20,639,000, or 30.5% of gross loans at year-end 2000 and 1999.


14.      Other Noninterest Expense and Impairment of Long Lived Assets

         Other noninterest expense consisted of the following:

                                                       2000           1999
                                                    ----------     ----------
           Professional services                    $  710,763     $1,324,812
           Settlements and accruals for legal
            proceedings                                     --             --
           Postage                                     172,010        267,376
           Telephone                                   193,776        291,945
           Office supplies                             113,477        177,505
           Advertising                                  62,046         81,793
           Amortization of intangibles and debt
            issuance costs                             486,072        620,114
           Insurance                                   137,356        156,441
           FDIC assessment                              41,244        363,525
           Interest on IPF refunds                          --        327,380
           Operational losses                           81,484         48,784
           Other                                       571,672        925,656
                                                    ----------     ----------
           Total other noninterest expense          $2,569,900     $4,585,331
                                                    ==========     ==========

         Professional services expense includes legal fees to a firm in which a director of the Company holds an interest in the amount of $177,000 and $333,000 in 2000 and 1999.

14.      Other Noninterest Expense and Impairment of Long Lived Assets
         (continued)

         The $2,194,407 impairment of long lived assets for the year ended December 31, 2000 consists of a write-down in the carrying value of goodwill and other intangibles relating to the Company's San Antonio area branches. The amount of the write-down was determined by use of a third party appraisal performed as of December 31, 2000.


15.      Federal Income Taxes

         Year-end deferred tax assets and liabilities consist of the following:

                                                               2000             1999
                                                           -----------      -----------
           Deferred tax liabilities:
             Depreciation and amortization                 $(1,014,284)     $  (692,673)
             Deferred loan costs                               (44,703)        (115,906)
             Other                                             (40,074)        (117,006)
                                                           -----------      -----------

                 Gross deferred tax liability               (1,099,061)        (925,585)

           Deferred tax assets:
             Net operating loss carryforwards                2,077,434        1,228,204
             Alternative minimum tax loss carryforward         239,997          239,997
             Deferred compensation                             127,168          136,101
             Allowance for credit losses                        41,329          101,517
             Other real estate losses                           37,037           37,037
             Other                                              21,153           22,338
             Net unrealized loss on securities
               available for sale                               98,471          339,981
                                                           -----------      -----------

                 Gross deferred tax asset                    2,642,589        2,105,175
                                                           -----------      -----------

                 Net deferred tax asset                      1,543,528        1,179,590
                 Less valuation allowance for net
                   deferred tax asset                       (1,445,057)              --
                                                           -----------      -----------

                 Total net deferred tax asset              $    98,471      $ 1,179,590
                                                           ===========      ===========

         The realization of the net deferred tax asset is contingent upon the Company generating sufficient future taxable income during the carryforward period. As of year-end 2000, management provided a 100% valuation allowance for its net deferred tax asset due to the uncertainty of the realization of the net deferred tax assets during the carryforward period.

         The provision (benefit) for federal income taxes consists of the following:

                                                                              2000             1999
                                                                          -----------      -----------
           Current                                                        $        --      $        --
           Deferred:
             Federal                                                         (605,448)         797,852
             Valuation allowance                                            1,445,057       (1,637,461)
                                                                          -----------      -----------
           Provision (benefit) for federal income tax
             expense charged to results of operations                         839,609         (839,609)
           Tax effect of change in unrealized gain
             (loss) on securities available for sale                          241,510         (366,478)
                                                                          -----------      -----------

           Comprehensive provision (benefit) for federal income taxes     $ 1,081,119      $(1,206,087)
                                                                          ===========      ===========

         The effective tax rate on net loss before income taxes differs from the U.S. statutory tax rate as follows:

                                       2000         1999
                                     --------     --------
           U.S. statutory rate         34.0%        34.0%
           Valuation allowance        (31.9)%      279.7%
           Goodwill                   (27.3)%     (167.8)%
           Tax-exempt interest           --%         3.5%
           Other                       (0.4)%       (6.0)%
                                     ------       ------
              Effective tax rate      (25.6)%      143.4%
                                     ======       ======

         As of year-end 2000 for income tax reporting purposes, the Company has a current net pretax operating loss carryforward of $6,110,000, which expires, if not used, in 2020. The Company has an additional loss carryforward of approximately $104,000 for income tax reporting purposes, which expires, if not used, in 2003. The utilization of this additional net operating loss carryforward is limited by Section 382 of the Internal Revenue Code to approximately $15,000 annually until its expiration.

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

16.      Commitments and Contingencies

         Federal Home Loan Bank Advances: As a member of the Federal Home Loan Bank (FHLB) system, the Bank has the ability to obtain borrowings up to a maximum total of 50% of the Bank's total assets subject to the level of qualified, pledgable 1-4 family residential real estate loans and FHLB stock owned. As discussed in a separate note, under a formal agreement with the OCC, the Bank is prohibited from incurring additional debt without prior approval. The advances are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock. No FHLB advances were outstanding as of year-end 2000 or 1999.

         Litigation: The Company is a party to various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's financial condition or results of operations.


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

         On November 19, 1998 the Board of Directors of the Bank entered into a Formal Agreement with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank was also required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, by March 31, 1999, the Bank was required to achieve total risk-based capital of at least 12% of risk-weighted assets and Tier I leverage capital of at least 7.5% of average assets. By December 31, 1999, the Bank was required to achieve and maintain total risk-based capital of at least 14% of risk-weighted assets. The Bank failed to achieve the capital requirements set forth in the Formal Agreement by March 31, 1999 and submitted a request for an extension to September 30, 1999. The OCC granted the extension and the Bank achieved the required level of capital upon completion of the sales of the Midlothian and Waxahachie branches on June 30, 1999.

         The Formal Agreement establishes higher capital requirements than those applicable under prompt corrective action regulations for an "adequately" and "well capitalized" bank. The table below sets forth Consolidated and Bank only actual capital levels in addition to the capital requirements under the Formal Agreement and prompt corrective action regulations.

                                                                                                            Minimum
                                                                                                         Requirements
                                                                                                          To Be Well
                                                                            Requirements                 Capitalized
                                                        Actual Year-End     Under Formal                 Under Prompt
                                                         Capital Ratios     Agreement At   For Capital    Corrective
                                                        ---------------     December 31,     Adequacy       Action
                                                         2000      1999         2000         Purposes    Regulations
                                                        ------    ------    ------------   -----------   -----------
           Leverage Ratio:
             Tier I capital to average assets
               Consolidated                              5.17%     5.38%                       4.00%         5.00%
               Bank                                      9.83%     9.78%        7.00%          4.00%         5.00%

           Risk-Based Capital Ratios:
             Tier I capital to risk-weighted assets
               Consolidated                              7.76%     7.38%                       4.00%         6.00%
               Bank                                     14.75%    13.49%        6.00%          4.00%         6.00%
             Total capital to risk-weighted assets
               Consolidated                             12.88%    12.31%                       8.00%        10.00%
               Bank                                     15.99%    14.73%       14.00%          8.00%        10.00%


         Year-end Consolidated and Bank only actual capital amounts were as follows:

                                              Consolidated                  Bank Only
                                      --------------------------   --------------------------
                                          2000           1999          2000           1999
                                      -----------    -----------   -----------   ------------

           Tier I capital             $ 5,070,000    $ 5,379,000   $ 9,587,000   $  9,804,000
           Tier II capital              3,346,000      3,594,000       807,000        902,000
                                      -----------    -----------   -----------   ------------

           Total capital              $ 8,416,000    $ 8,973,000   $10,394,000   $ 10,706,000
                                      ===========    ===========   ===========   ============

           Risk-weighted assets       $65,330,000    $72,879,000   $65,012,000   $ 72,657,000
                                      ===========    ===========   ===========   ============

           Adjusted average  assets   $98,006,000    $99,942,000   $97,540,000   $100,224,000
                                      ===========    ===========   ===========   ============


         As of year-end 2000 and 1999, the Company and Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to year-end 2000 that would change the Company's or the Bank's capital category.

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

         The Holding Company does not have material working capital needs separate from those of the Bank, other than the payment of interest on its convertible subordinated debt and the repayment of the notes payable (see Note 9). The Bank is currently precluded from declaring and paying any dividends to the Holding Company under the Formal Agreement. The provisions of the subordinated debt do not allow holders to force an interest payment. On November 9, 1999 the OCC approved a $262,000 reduction of the Bank's surplus, the proceeds of which were upstreamed to the Holding Company, which, together with a $60,000 capital contribution by certain officers and directors of the Holding Company and a $139,000 federal income tax payment by the Bank to the Holding Company, was sufficient to enable the Holding Company to meet its September 30, 1999 interest obligations under the Notes and to pay certain other operating expenses. Additionally, on March 28, 2000 the OCC approved another reduction in the Bank's surplus in the amount of $500,000 that enabled the Holding Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. In October 2000, certain current and former members of the Company's Board of Directors and one employee loaned the Company $297,746 to enable the Company to meet its cash obligations. The promissory notes evidencing the loans mature on December 31, 2001 and bear no interest from the date of issuance until maturity. Additionally, $260,000 of the promissory notes are convertible into common stock at a rate of one share of common stock per $0.36 of principal amount of the notes. The Chairman of the Board of Directors has guaranteed to personally loan the Company up to $460,000, if necessary, to enable the Holding Company to meet its cash obligations for 2001.

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

         Long-term Debt: The fair value of the Company's notes payable and subordinated debt is not readily determinable. The Company has estimated the value of the notes payable at face value and of the subordinated debt at par plus the premium the Company would be required to pay if the notes were retired at year-end.

         Off-Balance-Sheet Instruments: The fair values of these items are not material and are therefore not included on the following schedule.

         The estimated year-end fair values of financial instruments were as follows:

                                                          2000                            1999
                                              ----------------------------    ----------------------------
                                                Carrying       Estimated        Carrying       Estimated
                                                 Value         Fair Value        Value         Fair Value
                                              ------------    ------------    ------------    ------------
           Financial assets:
             Cash and cash equivalents        $ 11,023,209    $ 11,023,000    $  9,751,228    $  9,751,000
             Interest-bearing time deposits         26,548          27,000          25,000          25,000
             Securities available for sale      13,071,238      13,071,000      12,480,492      12,480,000
             Loans, net                         58,238,060      58,205,000      65,772,554      67,033,000
             Accrued interest receivable           621,178         621,000         514,453         514,000
             Cash surrender value of
              life insurance                        89,651          90,000          70,418          70,000


           Financial liabilities:
             Noninterest-bearing deposits     $(14,961,725)   $(14,962,000)   $(16,481,651)   $(16,482,000)
             Interest-bearing deposits         (64,699,043)    (64,966,000)    (68,396,467)    (68,606,000)
             Long-term debt                     (4,647,746)     (4,952,000)     (4,350,000)     (4,698,000)
             Accrued interest payable             (402,143)       (402,000)       (609,333)       (609,000)

19.      Business Segments

         The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on net interest income and profit or loss from operations.

                                                                 Insurance    Medical Claims
                                                  Community       Premium      Receivables
                                                   Banking       Financing      Factoring          Total
                                                 -----------    -----------   --------------   ------------
           2000:
             Net interest income                 $ 2,781,736    $ 1,335,050            --      $  4,116,786
             Provision for credit losses             (70,000)        35,358            --           (34,642)
             Noninterest income                    1,518,353        381,673            --         1,900,026
             Noninterest expense                   8,511,566        814,394            --         9,325,960
             Net (loss) income                    (4,686,316)       572,201            --        (4,114,115)

             Loans, gross                         53,710,958      5,951,300            --        59,662,258
             Medical claims receivables, gross            --             --            --                --
             Total assets                         87,565,260      5,615,047            --        93,180,307

           1999:
             Net interest income (expense)       $ 3,823,898    $ 2,029,834     $ (45,516)     $  5,808,216
             Provision for credit losses              99,229         37,707            --           136,936
             Noninterest income                    3,989,764        562,504            --         4,552,268
             Noninterest expense                   8,979,622      1,451,126       378,326        10,809,074
             Net (loss) income                      (194,494)       728,313      (279,736)          254,083

             Loans, gross                         47,078,335     20,639,094            --        67,717,429
             Medical claims receivables, gross            --             --            --                --
             Total assets                         83,217,189     20,976,744            --       104,193,933

20.      Parent Company Condensed Financial Statements

         The following are condensed parent company financial statements:


                            Condensed Balance Sheets
                           December 31, 2000 and 1999


                                                                2000             1999
                                                            -----------      -----------
         Assets:
           Cash and cash equivalents                        $    16,961      $     4,748
           Investment in subsidiary                          12,195,422       15,360,235
           Other assets                                         321,657          611,780
                                                            -----------      -----------

             Total assets                                   $12,534,040      $15,976,763
                                                            ===========      ===========

         Liabilities:
           Convertible subordinated debt                    $ 4,350,000      $ 4,350,000
           Notes payable                                        297,746               --
           Accrued interest payable                              97,875           97,875
           Other liabilities                                    110,750          205,918
                                                            -----------      -----------

             Total liabilities                                4,856,371        4,653,793

         Shareholders' equity:
           Common stock                                          59,751           59,751
           Additional paid-in capital                        17,152,587       17,152,587
           Accumulated deficit                               (8,968,077)      (4,911,864)
           Stock rights issuable                                     --           57,902
           Treasury stock                                      (375,443)        (375,443)
           Accumulated other comprehensive loss                (191,149)        (659,963)
                                                            -----------      -----------

             Total shareholders' equity                       7,677,669       11,322,970
                                                            -----------      -----------

             Total liabilities and shareholders' equity     $12,534,040      $15,976,763
                                                            ===========      ===========

            Condensed Statements of Operations and Comprehensive Loss
                     Years Ended December 31, 2000 and 1999

                                                                   2000           1999
                                                               -----------      ---------

         Operating income:
           Interest income                                     $        --      $      --
           Dividends from subsidiary                                    --        261,935
           Other income                                                 --          1,839
                                                               -----------      ---------

             Total operating income                                     --        263,774

         Operating expenses:
           Interest expense                                        391,500        392,718
           Other expenses                                          205,873        460,366
                                                               -----------      ---------

             Total operating expenses                              597,373        853,084
                                                               -----------      ---------

           Loss before income taxes and equity in
             undistributed net income (equity in net loss)
             of subsidiary                                        (597,373)      (589,310)

         Income tax expense (benefit)                              383,118       (441,130)
                                                               -----------      ---------

           Loss before equity in net loss and
             distributions in excess of net loss of
             subsidiary                                           (980,491)      (148,180)

         (Equity in net loss) equity in undistributed
           earnings of subsidiary                               (3,133,624)       402,263
                                                               -----------      ---------

             Net (loss) income                                  (4,114,115)       254,083

         Other comprehensive income (loss) -
           net change in unrealized holding gain on
           securities available for sale, net of tax               468,814       (707,115)
                                                               -----------      ---------

         Comprehensive loss                                    $(3,645,301)     $(453,032)
                                                               ===========      =========

                       Condensed Statements of Cash Flows
                     Years Ended December 31, 2000 and 1999

                                                                   2000           1999
                                                               -----------      ---------
         Cash flows from operating activities:
           Net (loss) income                                   $(4,114,115)     $ 254,083
             Adjustments to reconcile net (loss) income
               to net cash from operating activities:
               Amortization of debt issuance costs                  41,590         41,590
               Equity in net loss (equity in undistributed
                 earnings) of subsidiary                         3,133,624       (402,263)
               Net change in other assets and other
                 liabilities                                       653,368       (223,046)
                                                               -----------      ---------

                 Net cash used in operating activities            (285,533)      (329,636)
                                                               -----------      ---------

         Cash flows from investing activities:
           Investment in subsidiary                                     --             --
                                                               -----------      ---------

                 Net cash used in investing activities                  --             --
                                                               -----------      ---------

         Cash flows from financing activities:
           Sale of common stock                                         --         60,151
           Exercise of stock options, net of tax benefit                --             --
           Proceeds from debt, net of issuance costs               297,746             --
           Purchase of treasury stock                                   --             --
                                                               -----------      ---------

                 Net cash provided by financing activities         297,746         60,151
                                                               -----------      ---------

         Net change in cash and cash equivalents                    12,213       (269,485)

         Beginning cash and cash equivalents                         4,748        274,233
                                                               -----------      ---------

         Ending cash and cash equivalents                      $    16,961      $   4,748
                                                               ===========      =========



21.      Subsequent Events

         On April 2, 2001, two newly elected members of the Board of Directors and various other individuals loaned the Company $195,000 and the Company used the funds to make the March 31, 2001 interest payment on its convertible subordinated debt. The promissory notes evidencing the loans are noninterest-bearing, mature in 2002, and are convertible into common stock of the Company at a rate of $0.36 per share. In addition, the due date for $220,000 of the Company's previously existing notes payable was extended to January 2, 2002, and the holders of two notes payable totaling $45,000 elected to convert the notes to 125,000 shares of common stock of the Company.