Form 10QSB
period 2001-03-31
SURETY CAPITAL CORP /DE/
filed 2001-05-15
CIK 784932

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO             .
                                                 ------------  -------------
Commission file number 001-12818


                           SURETY CAPITAL CORPORATION
        (Exact name of small business issuer as specified in its charter)



                DELAWARE                               75-2065607
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


Common stock outstanding on April 30, 2001: 6,006,346 shares

                           SURETY CAPITAL CORPORATION


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                      Page No.
                                                                      --------

ITEM 1       Financial Statements (Unaudited)

               Consolidated Balance Sheets                                3

               Consolidated Statements of Operations                      4

               Consolidated Statements of Comprehensive Income            5

               Condensed Consolidated Statements of Changes in
                 Shareholders' Equity                                     6

               Condensed Consolidated Statements of Cash Flows            7

               Notes to Consolidated Financial Statements                 8

ITEM 2       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        13


PART II -  OTHER INFORMATION

ITEM 1       Legal Proceedings                                            18

ITEM 2       Changes in Securities and Use of Proceeds                    18

ITEM 3       Defaults Upon Senior Securities                              18

ITEM 4       Submission of Matters to a Vote of Security Holders          18

ITEM 5       Other Information                                            19

ITEM 6       Exhibits and Reports on Form 8-K                             19

                           SURETY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                              March 31,           December 31,
                                                2001                 2000
                                             -----------           -----------
Assets:                                       (Unaudited)

        Cash and due from banks              $ 3,255,597           $ 2,198,209
        Federal funds sold                     8,580,000             8,825,000
                                             -----------           -----------
          Total cash and cash equivalents     11,835,597            11,023,209
        Interest-bearing time deposits in
          other  financial institutions           26,908                26,548
        Securities available for sale,
          at fair value                       13,336,339            13,071,238
        Loans, net                            57,407,147            58,238,060
        Premises and equipment, net            5,567,321             5,703,372
        Accrued interest receivable              543,802               621,178
        Other real estate and
          repossessed assets                     975,994               960,155
        Goodwill, net                          2,733,434             2,799,019
        Other assets                             617,455               737,528
                                             -----------           -----------
              Total assets                   $93,043,997           $93,180,307
                                             ===========           ===========

Liabilities:
        Noninterest-bearing demand deposits  $15,175,677           $14,961,725
        Savings, NOW and money
          market accounts                     23,917,666            23,303,934
        Time deposits, $100,000 and over      14,106,698            14,350,316
        Other time deposits                   26,679,856            27,044,793
                                             -----------           -----------
          Total deposits                      79,879,897            79,660,768
        Convertible subordinated debt          4,350,000             4,350,000
        Notes Payable                            277,746               297,746
        Accrued interest payable and
          other liabilities                      960,577             1,194,124
                                             -----------           -----------

              Total liabilities               85,468,220            85,502,638
                                             -----------           -----------

Shareholders' Equity:
        Preferred stock, $0.01 par value,
          1,000,000 shares authorized,
          none issued
        Common stock, $0.01 par value,
          20,000,000 shares authorized,
          6,086,182 and  5,975,071 shares
          issued, respectively                    60,862                59,751

        Additional paid-in capital            17,191,476            17,152,587
        Accumulated deficit                   (9,283,850)           (8,968,077)
        Treasury stock, 79,836 shares
          at cost                               (375,443)             (375,443)
        Accumulated other comprehensive
          income (loss)                          (17,268)             (191,149)
                                             -----------           -----------

              Total shareholders' equity       7,575,777             7,677,669
                                             -----------           -----------

              Total liabilities and
                shareholders' equity         $93,043,997           $93,180,307
                                             ===========           ===========

          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended
                                             ---------------------------------
                                              March 31,              March 31,
                                                 2001                 2000
                                             -----------           -----------
Interest income:
  Loans, including fees                      $ 1,408,976           $ 1,597,393
  Securities, all taxable                        205,305               199,708
  Federal funds sold and interest bearing
     deposits                                    101,143                52,754
                                             -----------           -----------
      Total interest income                    1,715,424             1,849,855

Interest expense:
  Deposits                                       786,275               700,685
  Notes payable                                   97,875                97,875
                                             -----------           -----------
      Total interest expense                     884,150               798,560
                                             -----------           -----------

Net interest income                              831,274             1,051,295

Provision for credit losses                           --                    --
                                             -----------           -----------

Net interest income after provision for
     credit losses                               831,274             1,051,295

Noninterest income:
  Service charges on deposit accounts            158,897               138,117
  Loan collection fees and late charges           52,391               143,306
  Securities gains (losses), net                      --                    --
  Other income                                    30,859               406,725
                                             -----------           -----------
      Total noninterest income                   242,147               688,148

Noninterest expense:
  Salaries and employee benefits                 674,852               755,306
  Occupancy and equipment                        305,581               357,296
  Other expenses                                 408,761               763,570
                                             -----------           -----------
      Total noninterest expense                1,389,194             1,876,172
                                             -----------           -----------

Net loss before income taxes                    (315,773)             (136,729)
Income tax (benefit)                                  --               (41,191)
                                             -----------           -----------
Net income (loss)                            $  (315,773)          $   (95,538)
                                             ===========           ===========
Net income (loss) per share - Basic          $     (0.05)          $     (0.02)
                                             ===========           ===========
Net income (loss) per share - Diluted        $     (0.05)          $     (0.02)
                                             ===========           ===========

          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)






                                                    Three Months Ended
                                             ---------------------------------
                                              March 31,             March 31,
                                                2001                  2000
                                             -----------           -----------

 Net income (loss)                           $  (315,773)          $   (95,538)
 Other comprehensive income (loss):
  Unrealized gain (loss) on
   available-for-sale securities
   arising during period                         263,456               142,404
  Tax effect                                     (89,575)              (48,418)
                                             -----------           -----------
 Total other comprehensive income (loss)         173,881                93,986
                                             -----------           -----------
 Comprehensive income (loss)                 $  (141,892)          $    (1,552)
                                             ===========           ===========

          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                    Three Months Ended
                                             ---------------------------------
                                              March 31,             March 31,
                                                2001                  2000
                                             -----------           -----------

   Balance at beginning of period            $ 7,677,669           $11,322,970
   Issuance of Common Stock                       40,000
   Net income (loss)                            (315,773)              (95,538)

   Change in fair value of securities
     available for sale, net of tax              173,881                93,986
                                             -----------           -----------
   Balance at end of period                  $ 7,575,777           $11,321,418
                                             ===========           ===========




          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                   Three Months Ended
                                             ---------------------------------
                                              March 31,             March 31,
                                                 2001                 2000
                                             -----------           -----------

Net cash from operating activities           $  (224,078)          $   111,574

Cash flows from investing activities:
  Net change in loans                            815,074             2,086,104
  Securities available for sale:
     Purchases                                  (500,000)             (197,394)
     Maturities and repayments                   502,211                 7,550
     Proceeds from sales                              --                    --
  Premises and equipment expenditures            (19,948)              (31,224)
                                             -----------           -----------
  Net cash from investing activities             797,337             1,865,036
                                             -----------           -----------

Cash flows from financing activities:
  Increase in notes payable                       20,000                    --
  Net change in deposits                         219,129            (2,364,384)
                                             -----------           -----------
      Net cash from financing activities         239,129            (2,364,384)
                                             -----------           -----------
Net change in cash and cash equivalents          812,388              (387,774)
Cash and cash equivalents at
  beginning of period                         11,023,209             9,751,228
                                             -----------           -----------
Cash and cash equivalents at end of period   $11,835,597           $ 9,363,454
                                             ===========           ===========

Supplemental disclosures:
  Cash paid for interest                     $   917,999           $   922,352
  Cash paid (refunds received) for
    federal income taxes                              --                    --

Significant non-cash transactions:
  Transfers of repossessed collateral to
    other real estate and repossessed assets      15,389                    --

  Additions to loans to facilitate sale
    of other real estate                              --               (78,000)

  Conversion of notes payable to
    common stock                                  40,000                    --


          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     The accompanying consolidated financial statements include the accounts of Surety Capital Corporation (the "Holding Company") and its wholly-owned subsidiary, Surety Bank, National Association (the "Bank", together, with the Holding Company, referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended December 31, 2000, included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2000 (the "2000 Form 10-KSB"). Please refer to the accounting policies of the Company described in the notes to financial statements contained in the 2000 Form 10-KSB. The Company has consistently followed these policies in preparing this Form 10-QSB.


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

     Earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                   Three Months Ended
                                             ---------------------------------
                                              March 31,             March 31,
                                                2001                  2000
                                             -----------           -----------
     Weighted-average shares
       outstanding-Basic                       5,976,716             5,895,235
     Effect of stock options                          --                 6,750
                                             -----------           -----------
     Weighted-average shares
       outstanding-Diluted                     5,976,716             5,901,985
                                             ===========           ===========

     The Company reported a net loss for the three month period ended March 31, 2001. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.

3.   Securities
     ----------

     Securities available for sale consisted of the following:

                                                      Gross        Gross      Estimated
                                        Amortized   Unrealized  Unrealized       Fair
                                           Cost       Gains       Losses        Value
                                       -----------   --------    --------    -----------
     March 31,  2001:
     ---------------
       U.S. Treasury notes             $   199,169   $     --    $     55    $   199,114
       U.S. government agencies         11,955,101     13,587      43,647     11,925,041
       Mortgage-backed securities          447,128      3,952          --        451,080
       Other securities                    761,104         --          --        761,104
                                       -----------   --------    --------    -----------
       Total securities                $13,362,502   $ 17,539    $ 43,702    $13,336,339
                                       ===========   ========    ========    ===========

     December 31, 2000:
     -----------------

       U.S. government agencies        $12,150,224   $  4,925    $293,383    $11,861,766
       Mortgage-backed securities          449,529        578       1,739        448,368
       Other securities                    761,104         --          --        761,104
                                       -----------   --------    --------    -----------
       Total securities                $13,360,857   $  5,503    $295,122    $13,071,238
                                       ===========   ========    ========    ===========


     ----------

     There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 2000 or March 31, 2001.

     Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank ("FHLB").

     The amortized cost and estimated fair value of securities at March 31, 2001 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

                                                                   Estimated
                                                     Amortized       Fair
                                                        Cost         Value
                                                    -----------   -----------

          Due within one year                       $   199,169   $   199,114
          Due after one year through five years       2,993,266     2,996,240
          Due after five years through ten years      8,961,835     8,928,801
          Mortgage-backed securities                    447,128       451,080
          Other securities                              761,104       761,104
                                                    -----------   -----------
          Total securities                          $13,362,502   $13,336,339
                                                    ===========   ===========


     There were no sales of securities available for sale during the three month periods ended March 31, 2001 or March 31, 2000.


4.   Loans
     ------

     Loans consisted of the following:

                                                     March 31,    December 31,
                                                       2001          2000
                                                    -----------   -----------

          Real estate loans                         $36,677,185   $37,280,209
          Insurance premium financing                 4,576,326     5,951,300
          Commercial loans                           12,110,302    10,919,098
          Installment loans                           5,409,957     5,511,651
                                                    -----------   -----------

          Total gross loans                          58,773,770    59,662,258

          Unearned interest                             (84,117)     (160,237)
          Allowance for credit losses                (1,282,506)   (1,263,961)
                                                    -----------   -----------

          Loans, net                                $57,407,147   $58,238,060
                                                    ===========   ===========

Activity in the allowance for credit losses on loans and medical claims receivables was as follows:

                                                        Three Months Ended
                                                    -------------------------
                                                     March 31,      March 31,
                                                        2001          2000
                                                    -----------   -----------

          Beginning balance                           1,263,961   $ 1,434,041

          Provision for credit losses                        --            --
          Charge-off                                    (92,092)     (266,925)
          Recoveries:                                   110,637       145,500
                                                    -----------   -----------
          Ending balance                            $ 1,282,506   $ 1,312,616
                                                    ===========   ===========

     Impaired loans were as follows:

                                                     March 31,    December 31,
                                                       2001          2000
                                                    -----------   -----------
            Impaired loans with allowance allocated $ 2,713,743   $ 1,941,947
            Impaired loans with no allowance
              allocated                                 331,634     1,256,490
                                                    -----------   -----------
                Total impaired loans                $ 3,045,377   $ 3,198,437
                                                    ===========   ===========
            Amount of the allowance allocated       $   532,301   $   504,346
                                                    ===========   ===========

     Nonperforming loans were as follows:

                                                     March 31,   December 31,
                                                        2001         2000
                                                    -----------   -----------
            Loans past due over 90 days still
              on accrual                            $    84,365   $        --
            Nonaccrual loans                          1,479,830     1,282,785
                                                    -----------   -----------
            Total nonperforming loans               $ 1,564,195   $ 1,282,785
                                                    ===========   ===========

5.   Convertible Subordinated Debt and Notes Payable
     -----------------------------------------------

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

     In March 2001, certain Board members committed to advance up to $460,000, if needed, to enable the company to meet its cash obligations in 2001. Any advances under the commitment will be evidenced by non-interest bearing notes convertible into common stock at $.036 per share. During the first quarter of 2001, the Company borrowed $20,000 under the commitment. Subsequent to the end of the first quarter, the Company borrowed $274,000 and repaid $40,000 for a $234,000 increase in notes payable since March 31, 2001. In the first quarter of 2001, $40,000 of the notes were converted into 111,111 shares of Company common stock. The promissory notes evidencing the loans are non-interest-bearing, mature in 2002, and are convertible into common stock of the Company at a rate of $0.36 per share.

6. Financial Instruments With Off-Balance-Sheet Risk and Concentration of Credit Risk
     -----------

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

     Financial instruments with off-balance sheet risk at March 31, 2001 and December 31, 2000 included unfunded loan commitments of $7,647,913 and $5,940,000 and letters of credit of $30,000 and $150,000.

     Unfunded loan commitments carrying fixed interest rates totaled $385,000 at March 31, 2001, with interest rates ranging from 6.75% to 18.00%. Unfunded loan commitments carrying fixed rates totaled $5,927,000 and $ 0 at December 31, 2000, with interest rates ranging from 7.5% to 18.0%. There were no unfunded letters of credit carrying fixed interest rates at either March 31, 2001 or December 31, 2000.

     Federal funds sold totaled $8,580,000 and $8,825,000 at March 31, 2001 and December 31, 2000. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

     The Company has geographic concentrations of credit in its principal market areas of Bexar, Comal, Grayson, and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. IPF loans, secured by the residual value of unearned insurance premiums, comprised $4,576,000, or 7.79%, and $5,951,000, or 9.97%, of gross loans at March 31, 2001 and December 31, 2000.

7.   Other Noninterest Expense
     -------------------------

     Other noninterest expense consisted of the following:

                                                        Three Months Ended
                                                    -------------------------
                                                     March 31,     March 31,
                                                        2001         2000
                                                    -----------   -----------

     Professional services                          $    94,949   $   263,625
     Postage                                             39,112        44,628
     Telephone                                           39,855        54,482
     Office supplies                                     13,864        32,319
     Amortization of intangibles and debt
       issuance costs                                    75,984       121,518
     Insurance                                           31,152        34,482
     FDIC and OCC assessments                             9,460        11,055
     Interest on IPF refunds                                 --        38,700
     Other                                              104,385       162,761
                                                    -----------   -----------

         Total other noninterest expense            $   408,761   $   763,570
                                                    ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2001 compared to December 31, 2000, and the consolidated results of operations for the three month periods ended March 31, 2001 compared to the same period in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

REGULATORY RELATIONS

FORMAL AGREEMENT WITH THE OCC. On November 19, 1998 the Bank entered into a formal written agreement (the "Formal Agreement") with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank was also required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, by March 31, 1999 the Bank was required to achieve total risk-based capital of at least 12% of risk-weighted assets and Tier I leverage capital of at least 7.5% of adjusted total assets. By December 31, 1999 the Bank was required to achieve total risk-based capital of at least 14% of risk-weighted assets. The Bank failed to achieve the capital requirements set forth in the Formal Agreement by March 31, 1999 and submitted a request for an extension to September 30, 1999. The OCC granted the extension and the Bank achieved the required levels of capital upon completion of the sales of the Midlothian and Waxahachie branches on June 30, 1999. At March 31, 2001 and December 31, 2000 the Bank met the capital levels required by the Formal Agreement, with total risk-based capital of 16.20% and 15.99% of risk-weighted assets, respectively, and Tier I leverage capital of 10.56% and 9.83% of adjusted total assets, respectively.

MEMORANDUM OF UNDERSTANDING WITH THE FEDERAL RESERVE BOARD. On October 28, 1999 the Holding Company entered into a Memorandum of Understanding (the "MOU") with the Federal Reserve Board (the "FRB"). Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Holding Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Holding Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Holding Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Holding Company has submitted each of the requested plans and procedures to the FRB. Finally, the Holding Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC.

ANALYSIS OF FINANCIAL CONDITION

The Company's assets totaled $93.0 million at March 31, 2001, representing a 0.1% decrease compared to $93.2 million at December 31, 2000. The decrease in assets was primarily the result of decreases in loans and other assets, as more fully discussed below.

Total securities available for sale increased 2.02% and were $13.3 million at March 31, 2001. The increase from December 31, 2000 was due to a decline in unrealized losses, net of gains, on securities available for sale. Net unrealized losses were $26,000 at March 31, 2001 compared to $290,000 at December 31, 2000. No impairment loss related to these securities has been recognized, as management believes the decline in the fair value is temporary.

Net loans decreased $831,000, or 1.42%, from $58.2 million at December 31, 2000 to $57.4 million at March 31, 2001. Insurance premium financing ("IPF") loans decreased $1.4 million, or 23.10%, from December 31, 2000. IPF loan volumes have steadily declined since 1999, primarily as the result of the loss of customers and employees responding to the negative publicity associated with of the IPF refund diversion. Management is attempting to rebuild the division and is pursuing new business. While management is vigorously pursuing growth in the IPF division, there is no guarantee the growth strategies will succeed. Real estate loans declined $603,000, or 1.6%, due to scheduled repayments. Commercial loans increased $1.23 million, or 10.9%, due to calling efforts of new management and the board of directors. During the quarter the Company initiated a new marketing concept, "beariffic banking", which targets specific industries. The Company recently received regulatory approval and launched two mobile branches. The mobile branches allow the Company to provide a deposit pickup service.


Total loans, net of unearned interest, as a percentage of total deposits was 73.5% at March 31, 2001 compared to 74.7% at December 31, 2000.

Other assets decreased $120,000 from December 31, 2000 due primarily to the $90,000 reduction in deferred tax assets associated with the decrease in unrealized loss on available for sale securities.

Total deposits were $79.9 million at March 31, 2001, an increase of $219,000, or 0.3%, from December 31, 2000. Noninterest-bearing demand deposits increased $214,000 to $15.2 million and represented 19.0% of total deposits at March 31, 2001 compared to $15.0 million, or 18.9% of total deposits, at December 31, 2000. Savings, NOW and money market accounts increased $614,000 while time deposits declined $609,000. The shift in deposit categories is due to normal customer cash-usage patterns.

Time deposits made up 51.1% of the deposit portfolio at March 31, 2001 compared to 52.0% at December 31, 2000. Substantially all of the Company's time deposits mature in less than five years. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

Convertible subordinated debt totaled $4.4 million at March 31,2001 and December 31, 2000. Convertible subordinated notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually. Notes payable represent funds borrowed from directors and officers under noninterest bearing, convertible notes. The notes are convertible into common stock at $0.36 per share. Notes payable were $278,000 at March 31, 2001, a $20,000 decrease from December 31. During 2000, the Company borrowed $298,000 from certain directors and current or former employees in order to meet its interest payment obligations under the convertible subordinated notes and other general operating expenses. During the first quarter 2001, the company borrowed an additional $20,000. Subsequent to the end of the first quarter, the Company borrowed $274,000 and repaid $40,000 for an $234,000 increase since March 31, 2001. The notes are convertible into Company common stock at $0.36 per share. In the first quarter 2001, $40,000 of the notes were converted into 111,111 shares of Company common stock.

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

The Company experienced a $316,000 net loss for the three months ended March 31, 2001 compared to $96,000 net loss for the same period in 2000. Net loss per share was $0.05 per share for the three months ended March 31, 2001 compared to a $0.02 net loss per share for the three months ended March 31, 2000. The Company did not reflect any tax benefit with the loss incurred in 2001 because it can not be certain that it will receive a future income tax benefit. A $41,000 income tax benefit recorded in the first quarter of 2000 was reversed in the fourth quarter of 2000.

NET INTEREST INCOME. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

For the first quarter 2001, net interest income decreased $220,000, or 20.9%, compared to the same period last year. The Company's net interest margin was 4.26% for the first quarter of 2001 compared to 5.19% during the same period last year. The 93 basis point decrease in average net interest margin was primarily due to decreased average balances of interest-earning assets, a shift in the composition of earning assets to more rate sensitive assets, and a declining interest rate environment that reduced yields on earning assets at a greater rate than interest bearing liabilities. The weighted-average yield on interest-earning assets was 8.79% versus 9.13% last year. The Company had $7.1 million of its average interest-earning assets invested in lower-yielding federal funds sold during the first quarter of 2001 versus $3.9 million last year and average loan balances declined $6.5 million, due primarily to a decline in higher yielding IPF loans. IPF loans declined $1.3 million since December 31, 2000 while more interest sensitive commercial loans increased $1.2 million.

The Company remains asset sensitive, whereby its interest-bearing assets will generally reprice more quickly than its interest-bearing liabilities. Therefore, the Company's net interest margin will generally increase in periods of rising market interest rates and will decrease in periods of declining market interest rates. However, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. The Company increased its balance of non-interest bearing deposits from $15.0 million at December 31, 2000 to $15.2 million at March 31, 2001 and decreased its reliance on time deposits in denominations over $100,000, which slightly mitigated the positive gap position.

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

All lending activity contains risks of loan losses and the Company recognizes these credit risks as a necessary element of its business activity. To assist in identifying and managing potential loan losses, the Company contracts with its independent auditors to provide loan review services to evaluate individual credit relationships as well as overall loan portfolio conditions. One of the primary objectives of the loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio loss reserves.

Loan recoveries exceeded loan charge-offs by $18,000 during the first quarter of 2001 versus $121,000 net loan charge offs during the previous year period. The allowance for credit losses at March 31, 2001 was $1.3 million or 2.18% of loans.

Nonperforming loans, defined as loans past due 90 days or more and loans for which the accrual of interest has been discontinued, totaled $1.6 million at March 31, 2001 and $1.3 million at December 31, 2000.

Nonperforming loans as a percentage of total loans totaled 2.67% and 2.16% at such dates. The Company did not record a provision for credit loss expense in either the first quarter of 2001 or 2000 because of a decrease in the level of net charge-offs when compared to prior quarters combined with a decrease in total loans. While management is attempting to increase its IPF loans, it does not anticipate significant changes in loan portfolio risk in the near future, and will continue to monitor the appropriate factors when considering future levels of provisions and the allowance for loan losses. While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

NONINTEREST INCOME. Noninterest income totaled $242,000 in the first quarter of 2001, compared to $688,000 in the first quarter of 2000. In the first quarter of 2000, the Company realized a $389,000 settlement of a bond claim in connection with the Company's now defunct medical claims factoring operations.

NONINTEREST EXPENSE. Noninterest expense totaled $1.4 million for the three month periods ended March 31, 2001, representing a $487,000 decrease, or 26.0%, from the same period in 2000. Expenses declined primarily due to cost cutting measures initiated last year, reduced legal expenses as compared to those incurred last year in connection with an investigation of the Company's IPF division, and reduced amortization expenses. Professional services expenses were $95,000 for the three month period ended March 31, 2001 compared to $264,000 for the comparable period in 2000. Professional service expenses has been the largest component of other noninterest expense over the comparable period and the reduction is a result of decreases in on-going litigation and the accounting irregularities in the IPF division. Note number 7 to the consolidated financial statements presents other non-interest expenses in comparative format for the first quarters of 2001 and 2000. Amortization of intangibles and debt issuance cost was $76,000 during the first quarter of 2001 versus $122,000 last year. The decline is due to a $2.1 million write-down of the goodwill associated with the TexStar acquisition recorded in the fourth quarter of 2000 that resulted in lower amortization expenses for future periods.

The Company's efficiency ratio, excluding the impact of the bond claim settlement in the first quarter of 2000, was 71.0% for the three-month period ended March 31, 2001 compared to 87.3% for the comparable period of 2000. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for example, for every dollar of revenue the Company generated in the first quarter of 2001, the Company incurred $0.71 in overhead expenses. While significantly improved from the prior periods, the Company's efficiency ratios for the comparable periods compare unfavorably to other financial institutions in the Company's peer group. The Company operates seven full service branches. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio would improve.

INCOME TAXES. The change in income tax expense/(benefit) is primarily attributable to a change in management's assessment of the potential realization of deferred tax credits. The Company recorded no income tax benefits during 2001 and a $41,000 tax benefit for the three month period ended March 31, 2000.

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

Cash and cash equivalents increased $812,000, or 7.4%, from $11.0 million at December 31, 2000 to $11.8 million at March 31, 2001. Cash and cash equivalents represented 12.7%% of total assets at March 31, 2001 compared to 11.8% of total assets at December 31, 2000. Subject to regulatory approval under the Formal Agreement, the Company has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

The Company, as a holding company, is without significant assets other than its ownership of all the common stock of the Bank and is entirely dependent upon dividends received from the Bank or borrowings from its officers and directors in order to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2008 (the "Notes"), issued under an indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Indenture"). Under the Formal Agreement, the Bank is currently precluded from declaring and paying any dividends without prior OCC approval.

On March 28, 2000, the OCC approved a reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses. No assurance can be given, however, that the OCC will continue to approve such reductions in the Bank's surplus, particularly if the Bank is unable to commence operating profitably in the near future. In October 2000, certain current and former members of the Company's Board of Directors and an employee loaned the Company $260,000 to enable the Company to meet its cash obligations. The promissory notes evidencing the loans mature on January 2, 2002 and bear no interest from date of issuance until maturity. Additionally, the promissory notes are convertible into common stock at a rate of one share of common stock per $0.36 of principal amount of the notes. A director also accepted a $38,000 non-interest bearing note payable in exchange for professional fees to the director's firm. The notes mature January 2, 2002, except the $38,000 note held by a director, which matures December 31, 2001. In March 2001, certain Board members committed to advance up to $460,000, if needed, to enable the Company to meet its cash obligations in 2001. Any advances under the commitment will be evidenced by non-interest bearing notes convertible into common stock at $0.36 per share. During the first quarter 2001, the Company borrowed 20,000 under the commitment.
Subsequent to the end of the first quarter, the Company borrowed $274,000 and repaid $40,000 for a $234,000 increase in notes payables since March 31, 2001. The notes are convertible into common stock at $0.36 per share. In January of 2001, $40,000 of the notes were converted into 111,111 shares of Company common stock.

CAPITAL RESOURCES

Total shareholders' equity was $7.6 million at March 31, 2001, representing a $102,000 decrease from December 31, 2000, or 1.3%. The impact of the $316,000 net loss was partially offset by a $174,000 after-tax increase in the fair value of securities available for sale and conversion of $40,000 of notes payable into common stock.

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


                                                                                                        Minimum
                                                                                                      Requirements
                                                                                                       To Be Well
                                                                          Formal                      Capitalized
                                                                        Agreement at    For Capital   Under Prompt
                                     Actual Period-End Capital Ratios   December 31,     Adequacy       Action
                                    March 31,2001      Dec. 31, 2000        2000         Purposes     Requirements
                                    ---------------------------------   ------------    -----------   ------------
 Leverage Ratio:
   Tier I capital to average assets
     Consolidated                         5.40%            5.17%            --             4.00%          5.00%
    Bank                                 10.56%            9.83%             7.00%         4.00%          5.00%

 Risk-Based Capital Ratios:
   Tier I capital to risk-weighted
   assets
     Consolidated                         7.63%            7.76%            --             4.00%          6.00%
     Bank                                14.94%           14.75%             6.00%         4.00%          6.00%
   Total capital to risk-weighted
    assets
     Consolidated                        12.69%           12.88%            --             8.00%         10.00%
     Bank                                16.20%           15.99%            14.00%         8.00%         10.00%



                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

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

          (b)     REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   May 11, 2001              Surety Capital Corporation


                                  By:  /s/ Richard N. Abrams
                                       --------------------------------------
                                       Richard N. Abrams, Chief Executive
                                       Officer and Director (Principal
                                       Executive Officer)

                                  By:  /s/ Mary Jo Davis
                                       --------------------------------------
                                       Mary Jo Davis, Vice President and
                                       Comptroller (Principal Financial
                                       Officer and Chief Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                DESCRIPTION                          PAGE NUMBER
  11      Statement Regarding the Computation of       Reference is hereby made
          Earnings Per Share                           to the Consolidated
                                                       Statements of Operations
                                                       on page 4 and Note 2 to
                                                       the Consolidated
                                                       Financial Statements
                                                       on page 9 hereof