Form 10QSB
period 2001-06-30
SURETY CAPITAL CORP /DE/
filed 2001-08-14
CIK 784932

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2001, OR

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

Yes    X    No
   --------   ---------

Common stock outstanding on August 13, 2001: 7,014,675 shares

                           SURETY CAPITAL CORPORATION


                                      INDEX

PART I  -  FINANCIAL INFORMATION                                                                            Page No.
                                                                                                            --------
ITEM 1           Financial Statements (Unaudited)

                   Consolidated Balance Sheets                                                                  3

                   Consolidated Statements of Operations                                                        4

                   Consolidated Statements of Comprehensive Income                                              5

                   Condensed Consolidated Statements of Changes in Shareholders' Equity                         6

                   Condensed Consolidated Statements of Cash Flows                                              7

                   Notes to Consolidated Financial Statements                                                   8

ITEM 2           Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                               13


PART II     OTHER INFORMATION

ITEM 1           Legal Proceedings                                                                             20

ITEM 2           Changes in Securities and Use of Proceeds                                                     20

ITEM 3           Defaults Upon Senior Securities                                                               20

ITEM 4           Submission of Matters to a Vote of Security Holders                                           20

ITEM 5           Other Information                                                                             20

ITEM 6           Exhibits and Reports on Form 8-K                                                              20

                           SURETY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                 June 30,        December 31,
                                                                                   2001              2000
                                                                               ------------      ------------
Assets:                                                                         (Unaudited)
            Cash and due from banks                                            $  3,301,523      $  2,198,209
            Federal funds sold                                                    8,160,000         8,825,000
                                                                               ------------      ------------
              Total cash and cash equivalents                                    11,461,523        11,023,209
            Interest-bearing time deposits in other financial institutions           27,273            26,548
            Securities available for sale, at fair value                         12,528,104        12,310,134
            Other securities                                                        764,504           761,104
            Loans, net                                                           60,420,803        58,238,060
            Premises and equipment, net                                           5,482,968         5,703,372
            Accrued interest receivable                                             613,382           621,178
            Other real estate and repossessed assets                                939,420           960,155
            Goodwill, net                                                         2,667,849         2,799,019
            Other assets                                                            569,725           737,528
                                                                               ------------      ------------
                  Total assets                                                 $ 95,475,551      $ 93,180,307
                                                                               ============      ============

Liabilities:
            Noninterest-bearing demand deposits                                $ 17,507,072      $ 14,961,725
            Savings, NOW and money market accounts                               25,148,460        23,303,934
            Time deposits, $100,000 and over                                     13,542,143        14,350,316
            Other time deposits                                                  26,184,370        27,044,793
                                                                               ------------      ------------
              Total deposits                                                     82,382,045        79,660,768
            Convertible subordinated debt                                         4,350,000         4,350,000
            Notes payable                                                           148,746           297,746
            Accrued interest payable and other liabilities                          885,275         1,194,124
                                                                               ------------      ------------

                  Total liabilities                                              87,766,066        85,502,638
                                                                               ------------      ------------

Shareholders' Equity:
            Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
            Common stock, $0.01 par value, 20,000,000 shares authorized,
            7,094,511 and  5,975,071 shares issued, respectively                     70,945            59,751

            Additional paid-in capital                                           17,544,393        17,152,587
            Accumulated deficit                                                  (9,511,320)       (8,968,077)
            Treasury stock, 79,836 shares at cost                                  (375,443)         (375,443)
            Accumulated other comprehensive income (loss)                           (19,090)         (191,149)
                                                                               ------------      ------------

                  Total shareholders' equity                                      7,709,485         7,677,669
                                                                               ------------      ------------

                  Total liabilities and shareholders' equity                   $ 95,475,551      $ 93,180,307
                                                                               ============      ============


          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                     Six Months Ended
                                                ------------------------------        ------------------------------
                                                  June 30,           June 30,           June 30,           June 30,
                                                   2001               2000               2001               2000
                                                -----------        -----------        -----------        -----------
Interest income:
  Loans, including fees                         $ 1,528,963        $ 1,526,273        $ 2,937,940        $ 3,123,666
  Securities, all taxable                           204,077            222,911            409,382            422,619
  Federal funds sold and interest bearing
    deposits                                         86,458             91,136            187,600            143,890
                                                -----------        -----------        -----------        -----------
      Total interest income                       1,819,498          1,840,320          3,534,922          3,690,175

Interest expense:
  Deposits                                          751,569            718,669          1,537,844          1,419,354
  Notes payable                                      97,875             97,875            195,750            195,750
                                                -----------        -----------        -----------        -----------
      Total interest expense                        849,444            816,544          1,733,594          1,615,104
                                                -----------        -----------        -----------        -----------
Net interest income                                 970,054          1,023,776          1,801,328          2,075,071
Provision for credit losses                              --            105,000                 --            105,000
                                                -----------        -----------        -----------        -----------
Net interest income after provision for
  credit losses                                     970,054            918,776          1,801,328          1,970,071

Noninterest income:
  Service charges on deposit accounts               152,099            170,812            310,996            308,929
  Loan collection fees and late charges              35,466            183,162             87,857            326,468
  Securities gains (losses), net                         --                 --                 --
  Other income                                       18,319             71,789             49,178            478,514
                                                -----------        -----------        -----------        -----------
      Total noninterest income                      205,884            425,763            448,031          1,113,911

Noninterest expense:
  Salaries and employee benefits                    612,872            967,993          1,287,724          1,723,299
  Occupancy and equipment                           327,241            333,211            632,822            690,507
  Other expenses                                    463,295            677,867            872,056          1,441,437
                                                -----------        -----------        -----------        -----------
      Total noninterest expense                   1,403,408          1,979,071          2,792,602          3,855,243
                                                -----------        -----------        -----------        -----------
Net loss before income taxes                       (227,470)          (634,532)          (543,243)          (771,261)
Income tax (benefit)                                     --           (148,603)                --           (189,794)
                                                -----------        -----------        -----------        -----------
Net income (loss)                               $  (227,470)       $  (485,929)       $  (543,243)       $  (581,467)
                                                ===========        ===========        ===========        ===========
Net income (loss) per share - Basic             $      (.04)       $     (0.08)       $      (.09)       $     (0.10)
                                                ===========        ===========        ===========        ===========
Net income (loss) per share - Diluted           $      (.04)       $     (0.08)       $      (.09)       $     (0.10)
                                                ===========        ===========        ===========        ===========


          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                        Three Months Ended                 Six Months Ended
                                                    --------------------------        --------------------------
                                                     June 30,         June 30,         June 30,         June 30,
                                                       2001             2000             2001             2000
                                                    ---------        ---------        ---------        ---------
Net income (loss)                                   $(227,470)       $(485,929)       $(543,243)       $(581,467)
Other comprehensive income (loss):
 Unrealized gain (loss) on available-for-sale          (2,761)         (44,267)         260,695           98,136
  securities arising during period
 Tax effect                                               939           15,051          (88,636)         (33,366)
                                                    ---------        ---------        ---------        ---------
Total other comprehensive income (loss)                (1,822)         (29,216)         172,059           64,770
                                                    ---------        ---------        ---------        ---------
Comprehensive income (loss)                         $(229,292)       $(515,145)       $(371,184)       $(516,697)
                                                    =========        =========        =========        =========


          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                              Six Months Ended
                                                     ---------------------------------
                                                       June 30,             June 30,
                                                         2001                 2000
                                                     -----------          ------------
Balance at beginning of period                       $ 7,677,669          $ 11,322,970
Issuance of Common Stock                                 403,000                    --
Net income (loss)                                       (543,243)             (581,467)
Change in fair value of securities available
  for sale, net of tax                                   172,059                64,770
                                                     -----------          ------------
Balance at end of period                             $ 7,709,485          $ 10,806,273
                                                     ===========          ============


          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Six Months Ended
                                                                          -----------------------------------
                                                                            June 30                   June
                                                                              2001                    2000
                                                                          ------------            -----------
Net cash from operating activities                                        $   (318,301)           $(1,528,103)

Cash flows from investing activities:
  Net change in loans                                                       (2,201,743)             4,417,937
  Securities available for sale:
    Purchases                                                               (1,203,050)              (918,051)
    Maturities and repayments                                                1,249,566                214,197
    Proceeds from sales                                                             --                775,550
  Proceeds from sale of other real estate and
    repossessed assets                                                          37,455                709,598
  Premises and equipment expenditures                                         (100,890)               (53,341)
                                                                          ------------            -----------
  Net cash from investing activities                                        (2,218,662)             5,145,890
                                                                          ------------            -----------
Cash flows from financing activities:
  Increase in notes payable                                                     31,000                     --
  Repayments of notes payable                                                  (40,000)                    --
  Issuance of common stock                                                     263,000                     --
  Net change in deposits                                                     2,721,277             (3,774,205)
                                                                          ------------            -----------
      Net cash from financing activities                                     2,975,277             (3,774,205)
                                                                          ------------            -----------
Net change in cash and cash equivalents                                        438,314               (156,418)
Cash and cash equivalents at beginning of period                            11,023,209              9,751,228
                                                                          ------------            -----------
Cash and cash equivalents at end of period                                $ 11,461,523            $ 9,594,810
                                                                          ============            ===========

Supplemental disclosures:
  Cash paid for interest                                                  $  1,680,499            $ 1,639,986
  Cash paid (refunds received) for federal income taxes                             --            $(1,293,200)

Significant non-cash transactions:
  Transfers of repossessed collateral  to other real estate and
    repossessed assets                                                    $     19,000                     --
  Additions to loans to facilitate sale of other real estate                        --            $   (78,000)
    Conversion of notes payable to common stock                           $    140,000                     --


          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.        Summary of Significant Accounting Policies

          The accompanying consolidated financial statements include the accounts of Surety Capital Corporation (the "Holding Company") and its wholly-owned subsidiary, Surety Bank, National Association (the "Bank"), together, with the Holding Company, referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

          These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended December 31, 2000, included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2000 (the "2000 Form 10-KSB"). Please refer to the accounting policies of the Company described in the notes to financial statements contained in the 2000 Form 10-KSB. The Company has consistently followed these policies in preparing this Form 10-QSB.

          Some items in prior financial statements have been reclassified to conform to the current presentation.

          On June 29, 2001, the FASB issued financial accounting standard
          No. 142 ("FAS 142") Goodwill and Other Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of FAS 142 will be effective to the Company beginning January 1, 2002. Note 9 discusses the potential effects to the Company.



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

          Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:


                                                      Three Months Ended               Six Months Ended
                                                  -------------------------       -------------------------
                                                   June 30,        June 30,        June 30,        June 30,
                                                     2001            2000            2001            2000
                                                  ---------       ---------       ---------       ---------
Weighted-average shares outstanding-Basic         6,028,507       5,895,235       6,002,755       5,895,235
Effect of stock options                                  --           6,250              --           6,250
                                                  ---------       ---------       ---------       ---------
Weighted-average shares outstanding-Diluted       6,028,507       5,901,485       6,002,755       5,901,485
                                                  =========       =========       =========       =========


          The Company reported a net loss for the three and six-month periods ended June 30, 2001 and 2000. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.

3.        Securities

          Securities available for sale and other securities consisted of the following:


                                                              Gross           Gross            Estimated
                                          Amortized        Unrealized       Unrealized           Fair
                                            Cost              Gains           Losses             Value
                                         -----------       ----------       ----------        -----------
June 30, 2001:
--------------
      U.S. Treasury notes                $   197,648         $    --         $     14         $   197,634
      U.S. government agencies            11,959,798          13,493           48,913          11,924,378
      Mortgage-backed securities             399,583           6,509               --             406,092
      Other securities                       764,504              --               --             764,504
                                         -----------         -------         --------         -----------
      Total securities                   $13,321,533         $20,002         $ 48,927         $13,292,608
                                         ===========         =======         ========         ===========

December 31, 2000:
------------------
      U.S. government agencies           $12,150,224         $ 4,925         $293,383         $11,861,766
      Mortgage-backed securities             449,529             578            1,739             448,368
      Other securities                       761,104              --               --             761,104
                                         -----------         -------         --------         -----------
      Total securities                   $13,360,857         $ 5,503         $295,122         $13,071,238
                                         ===========         =======         ========         ===========


          There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 2000 or June 30, 2001.

          Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank.

          The amortized cost and estimated fair value of securities at June 30, 2001 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.


                                                                    Estimated
                                                Amortized             Fair
                                                   Cost               Value
                                               -----------         -----------
Due within one year                            $   197,648         $   197,634
Due after one year through five years            2,493,475           2,501,099
Due after five years through ten years           9,466,323           9,423,279
Mortgage-backed securities                         399,583             406,092
Other securities                                   764,504             764,504
                                               -----------         -----------
Total securities                               $13,321,533         $13,292,608
                                               ===========         ===========


          Sales of securities available for sale were as follows:


                                Six Months Ended
                          ----------------------------
                          June 30,            June 30,
                            2001                2000
                          --------            --------
Proceeds                   $ --               $775,550
Gross Gains                  --                     --
Gross Losses                 --                     --

4.        Loans

          Loans consisted of the following:


                                       June 30,             December 31,
                                         2001                   2000
                                     ------------           ------------
Real estate loans                    $ 36,234,761           $ 37,280,209
Insurance premium financing             5,375,398              5,951,300
Commercial loans                       14,276,792             10,919,098
Installment loans                       6,027,158              5,511,651
                                     ------------           ------------

Total gross loans                      61,914,109             59,662,258

Unearned interest                        (172,065)              (160,237)
Allowance for credit losses            (1,321,241)            (1,263,961)
                                     ------------           ------------
Loans, net                           $ 60,420,803           $ 58,238,060
                                     ============           ============


          Activity in the allowance for credit losses on loans was as follows:


                                        Three Months Ended                     Six Months Ended
                                  ------------------------------        ------------------------------
                                    June 30,           June 30,           June 30,           June 30,
                                      2001               2000               2001               2000
                                  -----------        -----------        -----------        -----------
Beginning balance                 $ 1,282,506        $ 1,312,616        $ 1,263,961        $ 1,434,041
Provision for credit losses                --            105,000                 --            105,000
Charge-offs                           (68,678)          (175,538)          (160,770)          (442,463)
Recoveries                            107,413             83,542            218,050            229,042
                                  -----------        -----------        -----------        -----------
Ending balance                    $ 1,321,241        $ 1,325,620        $ 1,321,241        $ 1,325,620
                                  ===========        ===========        ===========        ===========


          Impaired loans were as follows:


                                                           June 30               December 31,
                                                            2001                     2000
                                                         ----------              ------------
Impaired loans with allowance allocated                  $2,287,397               $1,941,947
Impaired loans with no allowance allocated                  433,538                1,256,490
                                                         ----------               ----------
  Total impaired loans                                   $2,720,935               $3,198,437
                                                         ==========               ==========
Amount of the allowance allocated                        $  517,800               $  504,346
                                                         ==========               ==========


          Nonperforming loans were as follows:


                                                           June 30,               December 31,
                                                             2001                    2000
                                                           --------               ------------
Loans past due over 90 days still on accrual               $ 82,800                $       --
Nonaccrual loans                                            702,355                 1,282,785
                                                           --------                ----------
Total nonperforming loans                                  $785,155                $1,282,785
                                                           ========                ==========

5.        Convertible Subordinated Debt and Notes Payable

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

          In October and November 2000, certain current and former members of the Company's Board of Directors and one employee loaned the Company $260,000 to enable the Company to meet its cash obligations and a former director accepted a $38,000 noninterest bearing note in exchange for fees owed the director's firm. The promissory notes evidencing the loans mature on January 2, 2002 and bear no interest from the date of issuance until maturity, except the $38,000 note held by a former director, which matures December 31, 2001. Additionally, $260,000 of the promissory notes are convertible into common stock at a rate of one share of common stock per $0.36 of principal amount of the notes. During the first six months of 2001, $40,000 of the convertible notes were repaid and an additional $140,000 were converted into 111,111 shares of Company common stock.

          In March 2001, certain Board members committed to advance up to $460,000, if needed, to enable the Company to meet its cash obligations in 2001. Any advances under the commitment will be evidenced by noninterest bearing notes convertible into common stock at $0.36 per share. During the first six months of 2001, the Company borrowed $294,000 under the commitment of which $263,000 was converted into common stock at $0.36 per share. The promissory notes evidencing the loans are noninterest-bearing, mature in 2002, and are convertible into common stock of the Company at a rate of $0.36 per share.


6.        Common stock issued to insiders

          During the first six months of 2001, certain current and former directors and other insiders converted $403,000 of funds advanced to the Company into 1,119,444 shares of common stock at $0.36 per share. 388,889 of the shares issued were in exchange for noninterest bearing convertible notes issued in 2000. The remaining 730,555 shares were in exchange for funds invested during 2001. At June 30, 2001, $110,000 of noninterest bearing notes convertible into Holding Company common stock at $0.36 per share were outstanding. Proceeds from the debt were used to pay interest due on the $4,350,000 in 9% Convertible Subordinated Notes Due 2008 discussed in note 5.


7. Financial Instruments With Off-Balance-Sheet Risk and Concentration of Credit Risk

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

          Financial instruments with off-balance-sheet risk at June 30, 2001 and December 31, 2000 included unfunded loan commitments of $6,243,000 and $5,940,000 and letters of credit of $ 197,000 and $150,000.

          Unfunded loan commitments carrying fixed interest rates totaled $5,674,000 at June 30, 2001, with interest rates ranging from 6.25% to 18.00%. Unfunded loan commitments carrying fixed rates totaled $5,927,000 at December 31, 2000, with interest rates ranging from 7.5% to 18.0%. There were no unfunded letters of credit carrying fixed interest rates at either June 30, 2001 or December 31, 2000.

          Federal funds sold totaled $8,160,000 and $8,825,000 at June 30, 2001 and December 31, 2000. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

          The Company has geographic concentrations of credit in its principal market areas of Bexar, Comal, Grayson, and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance premium financing loans, secured by the residual value of unearned insurance premiums, comprised $5,375,000, or 8.71%, and $5,951,000, or 9.97%, of gross loans at June
          30, 2001 and December 31, 2000.


8.        Other Noninterest Expense

          Other noninterest expense consisted of the following:


                                                       Three Months Ended             Six Months Ended
                                                    -----------------------       -------------------------
                                                    June 30,       June 30,       June 30,        June 30,
                                                      2001           2000           2000            2001
                                                    --------       --------       --------       ----------
Professional services                               $123,402       $227,940       $218,351       $  491,565
Postage and delivery                                  35,462         46,501         74,574           91,129
Telephone                                             36,512         50,703         76,367          105,185
Office supplies                                       22,212         31,228         36,076           63,547
Amortization of intangibles and debt
  issuance costs                                      75,981        100,723        151,965          222,241
Insurance                                             31,867         33,284         63,019           67,766
FDIC and OCC assessments                              33,073         22,567         42,533           45,930
Interest on IPF refunds                                   --             --             --           38,700
Other                                                104,786        164,921        209,171          315,374
                                                    --------       --------       --------       ----------
  Total other noninterest expense                   $463,295       $677,867       $872,056       $1,441,437
                                                    ========       ========       ========       ==========


9.        Effect of prospective accounting change

          On June 29, 2001, the FASB issued financial accounting standard
          No. 142 ("FAS 142") Goodwill and Other Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of FAS 142 will be effective to the Company beginning January 1, 2002 and the Company plans to implement the accounting change at that time. The most significant changes made by FAS 142 are: (1) goodwill and indefinite life intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3) intangible assets with an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

          Currently, the Company amortizes goodwill over a forty-year life. Upon adoption of FAS 142, the Company will no longer record an expense for amortization of goodwill. The Company will test goodwill at least annually for impairment.

          The Company tested its goodwill for impairment in the fourth quarter of 2000. For the year ended December 31, 2000, the Company recorded a $2,194,407 expense for impairment of long-lived assets that consisted of a writedown in the carrying value of goodwill and other intangibles relating to the Company's San Antonio area branches. The amount of the writedown was determined by use of a third party appraisal performed as of December 31, 2000. The Company will continue to test goodwill for impairment on at least an annual basis. The provisions of FAS 142 are not retroactive and the Company will not restate prior periods as a result of adopting the standard.

          If FAS 142 were in effect for the periods presented below it would have had the following effect on the Company's financial statements for the three and six month periods:


                                   Three Months Ended                    Six Months Ended
                             ------------------------------        ----------------------------
                               June 30,           June 30,           June 30,          June 30,
                                 2001               2000               2001              2000
                             -----------        -----------        -----------        ---------
Net income as reported       $  (227,470)       $  (485,929)       $  (543,243)       $(581,467)
  Add back
Goodwill amortization             65,586            111,120            131,170          222,241
Tax Effect                            --                 --                 --               --
                             -----------        -----------        -----------        ---------
                             $  (161,884)       $  (374,809)       $  (412,073)       $(359,226)
                             ===========        ===========        ===========        =========

Earnings per share
As reported                  $     (0.04)       $     (0.08)       $     (0.09)       $   (0.10)
  Add back
Goodwill amortization               0.01               0.02               0.02             0.04
Tax Effect                            --                 --                 --               --
                             ------------------------------------------------------------------
                             $     (0.03)       $     (0.06)       $     (0.07)       $   (0.06)
                             ==================================================================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2001 compared to December 31, 2000, and the consolidated results of operations for the three and six month periods ended June 30, 2001 compared to the same periods in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

REGULATORY RELATIONS

Formal Agreement with the OCC. On November 19, 1998 the Bank entered into a formal written agreement (the "Formal Agreement") with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies. Under the Formal Agreement the Bank was required to maintain total risk-based capital of at least 14% of risk-weighted assets and Tier I leverage capital of at least 7.5% of adjusted total assets. At June 30, 2001 and December 31, 2000 the Bank met the capital levels required by the Formal Agreement, with total risk-based capital of 15.44% and 15.99% of risk-weighted assets, respectively, and Tier I leverage capital of 10.40% and 9.83% of adjusted total assets, respectively.

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

ANALYSIS OF FINANCIAL CONDITION

The Company's assets totaled $95.5 million at June 30, 2001, representing a 2.5% increase compared to $93.2 million at December 31, 2000. The increase in assets was primarily the result of increases in loans.

Total securities available for sale increased 1.7% and were $13.3 million at June 30, 2001. The $221,000 increase from December 31, 2000 was due primarily to a $261,000 increase in market value. Net unrealized losses were $29,000 at June 30, 2001 compared to $290,000 at December 31, 2000. No impairment loss related to these securities has been recognized, as management believes the decline in the fair value is temporary.

Net loans increased $2.2 million, or 3.8%, from $58.2 million at December 31, 2000 to $60.4 million at June 30, 2001. Net loans were up $3.0 million from March 31, 2001. Net insurance premium financing ("IPF") loans decreased a total of $576,000, or 9.7%, from December 31, 2000, but were up $799,000 from the first quarter. The increase in IPF loan volumes in the second quarter over the first quarter of 2001 reverses a trend of steady decline in IPF loans since 1999. Management is attempting to rebuild the division and is pursuing new business and recently hired a new sales manager. While management is vigorously pursuing growth in the IPF division, there is no guarantee the growth strategies will succeed. Real estate loans declined $1.0 million, or 2.8%, from December 31 due to scheduled repayments and management's desire to redirect attention to commercial and IPF loans. Commercial loans increased $3.4 million, or 30.8%, during the six months ended June 30, 2001 due to calling efforts of new management and the board of directors. During the first quarter the Company initiated a new marketing concept, "beariffic banking", which targets specific industries. In the second quarter, the Company launched two mobile branches. The mobile branches allow the Company to provide a deposit pickup service to better serve commercial customers. Loans, net of unearned interest, as a percentage of total deposits was 74.9% at June 30, 2001 compared to 74.7% at December 31, 2000.

Other assets decreased $168,000 from December 31, 2000 due primarily to the $89,000 reduction in deferred tax assets associated with the decrease in unrealized loss on available for sale securities.

Total deposits were $82.4 million at June 30, 2001, an increase of $2.7 million, or 3.4%, from December 31, 2000. The growth was primarily in noninterest-bearing demand deposits, which increased $2.5 million to $17.5 million and represented 21.2% of total deposits at June 30, 2001 compared to $15.0 million, or 18.9% of total deposits, at December 31, 2000. Savings, NOW and money market accounts increased $1.8 million while time deposits with principal amounts over $100,000 declined $808,000 and other time deposits declined $860,000, The shift in deposit categories is due to the growth in commercial accounts, off set partly by a $567,00 reduction in IRA accounts, and normal customer cash-usage patterns.

Time deposits made up 48.2% of the deposit portfolio at June 30, 2001 compared to 52.0% at December 31, 2000. Approximately 84% of time deposits mature within one year and substantially all of the Company's time deposits mature in less than five years. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the Federal Home Loan Bank ("FHLB") as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

Convertible subordinated debt totaled $4.4 million at June 30, 2001 and December 31, 2000. Convertible subordinated notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually. The Company is dependent on borrowings from directors under noninterest bearing convertible notes to pay its interest obligations on the convertible subordinated notes.

Notes payable represent funds borrowed from current and former directors, officers, and other insiders. The notes are noninterest bearing and $110,000 are convertible into common stock at $0.36 per share. Notes payable were $149,000 at June 30, 2001, a $149,000 decrease from December 31, 2000. The decline is due primarily to conversion of notes to common stock. During the first six months of 2001, the Company borrowed $294,000 of which $263,000 was converted into common stock at $0.36 per share. An additional $140,000 borrowed under the notes during 2000 was converted into common stock and $40,000 was repaid. The promissory notes evidencing the loans are noninterest-bearing, mature in 2002, and are convertible into common stock of the Company at a rate of $0.36 per share.

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

The Company experienced a $227,000 loss ($0.04 per share) for the three months ended June 30, 2001 compared to a $486,000 loss ($0.08 per share) in the prior year period. The Company realized income before amortization, depreciation, and federal income tax expenses of $14,000 for the three months ended June 30, 2001 versus a $241,000 loss before those same items during the second quarter of 2000. During the second quarter of 2000 the Company recorded a $105,000 provision for credit loss expense and realized a $37,000 gain on sale of other real estate. The Company did not record any provision for credit losses or gains during the second quarter of 2001.

For the six months ended June 30, 2001, the Company recorded a $543,000 loss ($0.09 per share) compared to a $581,000 loss ($0.10) during the same period of 2000. Before amortization, depreciation, and federal income tax expenses, the loss for the first six months of 2001 was $91,000 compared to a $209,000 loss before those same items for the six-month period ended June 30, 2000. During the six months ended June 30, 2000, the Company realized gains from bonds settlements and sale of other real estate of $426,000 and recorded a $105,000 provision for credit losses while the Company did not record any provision for credit losses or gains during the second quarter of 2001.

The Company did not reflect any tax benefit with the loss incurred in 2001 because the Company cannot be certain that it will receive a future income tax benefit. The $149,000 and $190,000 income tax benefits recorded in the first quarter and first six months of 2000, respectively, were reversed in the fourth quarter of 2000 for the same reasons.

NET INTEREST INCOME. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. At June 30, 2000, the average prime interest rate was 9.50% and it is currently 6.75%. The Federal Reserve Board, in an attempt to stimulate the economy, reduced interest rate six times during 2001 and increased rates three times during the first six month of 2000. Future moves by the Federal Reserve are not accurately predictable.

For the second quarter 2001, net interest income decreased $54,000, or 5.3%, compared to the same period last year due primarily to a decline in net interest margins. The Company's net interest margin was 4.77% for the second quarter of 2001 compared to 5.02% during the same period last year. The 25 basis point decrease in average net interest margin was primarily due to decreased yields on federal funds and investment securities and a reduction in average loan balance. Federal funds sold represented 9.5% of earning assets during the second quarter of 2001 versus 7.1% during the year ago period and the average yield declined from 6.41% to 4.47%. Yield on investment securities declined primarily due to the reinvestment of called or matured securities at lower yields. Average balance of loans declined $2.8 million from the year ago quarter. The weighted-average yield on interest-earning assets was 8.94% versus 9.02% last year.

For the six months ended June 30, 2001, net interest income declined $274,000 due primarily to a 2% reduction in average earning assets and a shift in earning assets from loans to federal funds sold. The Company's net interest margin was 4.52% for the first six months of 2001 compared to 5.10% during the same period last year. The 58 basis point decrease in average net interest margin was primarily due to decreased yields on federal funds and investment securities and a $4.7 million reduction in average loan balances. Federal funds sold represented 9.3% of earning assets during the first six months of 2001 versus 5.8% during the year ago period and average yield declined from 6.05% to 5.08%. Yield on investment securities declined from 6.7% to 6.3% primarily due to the reinvestment of called or matured securities at lower yields. The weighted-average yield on interest-earning assets was 8.87% versus 9.07% last year.

The Company is liability sensitive, whereby its interest-bearing liabilities will generally mature or reprice more quickly than its interest-bearing assets. At June 30, 2001, 84% of the Company's certificates of deposits are scheduled to mature while 56% of the Company's interest bearing assets either reprice or mature within twelve months. Based on the Company's gap position, income should generally fall in periods of rising market interest rates and rise in periods of declining market interest rates. However, in a falling interest rate environment, the Company may need to increase rates to attract and retain deposits. A shift in the earning asset base from low yielding federal funds to higher yielding loan categories would benefit the Company's net income in either rate environment. The Company increased its balance of noninterest bearing deposits from $15.0 million at December 31, 2000 to $17.5 million at June 30, 2001 and decreased its reliance on time deposits in denominations over $100,000, which slightly mitigated the negative gap position. Since December 31, 2000, total loans increased $2.2 million and non-accrual loans decreased $580,000 while $1.2 million of investment securities either matured or were called and reinvested at lower rates.

ALLOWANCE AND PROVISION FOR CREDIT LOSSES. The Company maintains an allowance for credit losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

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

The Company did not record a provision for credit losses during 2001 as management considered the allowance for credit losses adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. During the second quarter of 2000, the Company recorded a $105,000 provision for credit losses.

Loan recoveries exceeded loan charge-offs by $39,000 during the second quarter of 2001 versus $92,000 net loan charge-offs during the previous year period. For the six months ended June 30, 2001, loan recoveries exceeded loan charge-offs by $57,000 versus $213,000 net loan charge offs during the previous year period. The allowance for credit losses at June 30, 2001 was $1.3 million or 2.14% of loans and at December 31, 2000 was $1.3 million or 2.12% of loans outstanding.

Nonperforming loans, defined as loans past due 90 days or more and loans for which the accrual of interest has been discontinued, totaled $0.8 million at June 30, 2001 and $1.3 million at December 31, 2000. Nonperforming loans as a percentage of total loans totaled 1.27% and 2.16% at such dates.

Management is attempting to increase its IPF and commercial loans but does not anticipate significant changes in loan portfolio risk in the near future, and will continue to monitor the appropriate factors when considering future levels of provisions and the allowance for loan losses. While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.

NONINTEREST INCOME. Noninterest income totaled $206,000 in the second quarter of 2001, compared to $426,000 in the second quarter of 2000. The decline is primarily due to a reduction in late fees on IPF loans.

Noninterest income for the first six months of 2001 was $448,000 versus $1.1 million during the first six months of 2000, a $666,000 decrease. Late fees on IPF loans declined $166,000 from the prior year period. In the first six months of 2000 the Company realized a $389,000 income from settlement of a bond claim in connection with the Company's now defunct medical claims factoring operations and a $37,000 gain on the sale of other real estate. No such gains were realized during 2001.

NONINTEREST EXPENSE. Noninterest expense totaled $1.4 million for the three month periods ended June 30, 2001, representing a $576,000 decrease, or 29.0%, from the same period in 2000. For the six month period ended June 30, 2001, noninterest expense decreased $1.1 million from the year earlier period. Expenses declined primarily due to cost cutting measures initiated last year, exemplified by reductions in salary and benefit expenses, legal and other operating expenses and reduced amortization expenses. Salary and employee benefit expenses declined 37% when the second quarter of 2001 is compared to 2000 and by 25% for the comparative six month periods. Professional service expenses has been the largest component of other noninterest expense over the comparable periods and the $104,000 reduction in the second quarter of 2001 versus second quarter of 2000 and the $273,000 reduction in the comparative six month periods is a result of decreases in on-going litigation and legal expenses incurred in early 2000 related to the investigation of accounting irregularities in the IPF division. Note number 8 to the consolidated financial statements presents other noninterest expenses in comparative format for the second quarters and for the six-month periods of 2001 and 2000. Amortization of intangibles and debt issuance cost declined due to a $2.1 million write-down of the goodwill associated with the TexStar acquisition recorded in the fourth quarter of 2000 that resulted in lower amortization expenses for future periods.

The Company's efficiency ratio, excluding the impact of the bond claim settlement in the first quarter of 2000, was 69.0% for the three month period ended June 30, 2001 compared to 87.3% for the comparable period of 2000 and was 70.0% for the six months ended June 30, 2001 versus 87.3% for the comparable period of 2000. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by noninterest expense. Expressed differently, for example, for every dollar of revenue the Company generated in the second quarter of 2001, the Company incurred $0.69 in overhead expenses. While significantly improved from the prior periods, the Company's efficiency ratios for the comparable periods compare unfavorably to other financial institutions in the Company's peer group. The Company operates seven full service branches. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio will continue to improve.

INCOME TAXES. The change in income tax expense/(benefit) is primarily attributable to a change in management's assessment of the potential realization of deferred tax assets. The Company recorded no income tax benefits during 2001. In 2000 the Company recorded a $149,000 tax benefit for the three month period ended June 30, 2000 and $190,000 for the six-month period. In the fourth quarter of 2000, the Company reversed these accruals and did not record a tax benefit for the year ended December 31, 2000.

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

Cash and cash equivalents increased $438,000, or 4.0%, from $11.0 million at December 31, 2000 to $11.4 million at June 30, 2001. Cash and cash equivalents represented 12.0% of total assets at June 30, 2001 compared to 11.8% of total assets at December 31, 2000. Subject to regulatory approval under the Formal Agreement, the Company has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

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

On March 28, 2000, the OCC approved a reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses. No assurance can be given, however, that the OCC will approve any other such reductions in the Bank's surplus, particularly if the Bank is unable to commence operating profitably in the near future. In October 2000, certain current and former members of the Company's Board of Directors and an employee loaned the Company $260,000 to enable the Company to meet its cash obligations. The promissory notes evidencing the loans mature on January 2, 2002 and bear no interest from date of issuance until maturity. Additionally, the promissory notes are convertible into common stock at a rate of one share of common stock per $0.36 of principal amount of the notes. A former director also accepted a $38,000 noninterest-bearing note payable that matures December 31, 2001 in exchange for professional fees to the director's firm. In March 2001, certain Board members committed to advance up to $460,000, if needed, to enable the Company to meet its cash obligations in 2001. Any advances under the commitment will be evidenced by noninterest bearing notes convertible into common stock at $0.36 per share. During the first six months of 2001, the Company borrowed $294,000 from members of its Board and other insiders, of which $263,000 was converted into common stock at $0.36 per share. An additional $140,000 borrowed under the notes during 2000 was converted into common stock and $40,000 was repaid.

CAPITAL RESOURCES

Total shareholders' equity was $7.7 million at June 30, 2001, representing a $32,000 increase from December 31, 2000. The impact of the $543,000 net loss was partially offset by a $172,000 after-tax increase in the fair value of securities available for sale and conversion of $403,000 of notes payable into common stock.

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


                                                                                                                    Minimum
                                                                                                                  Requirements
                                                                                                                   To Be Well
                                                                                   Bank Formal                     Capitalized
                                                                                   Agreement at    For Capital     Under Prompt
                                                Actual Period-End Capital ratios   December 31,     Adequacy         Action
                                                  June 30,2001   Dec. 31, 2000         2000         Purposes       Requirements
                                                --------------------------------   ------------    -----------    -------------
Leverage Ratio:
  Tier I capital to average assets
    Consolidated                                      5.55%           5.17%              --           4.00%           5.00%
    Bank                                             10.40%           9.83%            7.00%          4.00%           5.00%

Risk-Based Capital Ratios:
  Tier I capital to risk-weighted assets
    Consolidated                                      7.60%           7.76%              --           4.00%           6.00%
    Bank                                             14.19%          14.75%            6.00%          4.00%           6.00%
Total capital to risk-weighted assets
    Consolidated                                     12.65%          12.88%              --           8.00%          10.00%
    Bank                                             15.44%          15.99%           14.00%          8.00%          10.00%

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

From time to time the Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of any legal proceedings currently pending.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first six months of 2001, certain current and former directors and other insiders converted $403,000 of funds advanced to the Company under convertible notes into 1,119,444 shares of common stock at $0.36 per share. 388,889 of the shares issued were in exchange for noninterest bearing convertible notes issued in 2000. The remaining 730,555 shares were funds advanced during 2001. Proceeds from the debt and stock issuance were used to pay interest due on the $4,350,000 in 9% Convertible Subordinated Notes Due 2008 and other operating expenses. See notes 5 and 6 of the notes to consolidated financial statements on page 11 for a more detailed description.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


ITEM 5.   OTHER INFORMATION

          The Company is planning to hold its 2001 annual meeting in September, 2001. Proxy statements will be mailed to stockholders of record prior to such date.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     EXHIBITS

                  11  Statement Regarding the Computation of Earnings Per Share.

                      - Reference is hereby made to the Consolidated Statements
                        of Operations on page 4 and Note 2 to the Consolidated Financial Statements on page 8 hereof.

          (b)     REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   AUGUST 14, 2001            SURETY CAPITAL CORPORATION



                                   By:  /s/ Richard N. Abrams
                                        ---------------------------------------
                                        Richard N. Abrams, Chief Executive
                                        Officer and Director (Principal
                                        Executive Officer)


                                   By:  /s/ Mary Jo Davis
                                        ---------------------------------------
                                        Mary Jo Davis, Vice President
                                        and Comptroller (Principal Financial
                                        Officer and Chief Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION                            PAGE NUMBER
  11       Statement Regarding the Computation     Reference is hereby made to
           of Earnings Per Share                   the Consolidated Statements
                                                   of Operations on page 4 and
                                                   Note 2 to the Consolidated
                                                   Financial Statements on
                                                   page 8 hereof