Form 10QSB
period 2001-09-30
SURETY CAPITAL CORP /DE/
filed 2001-11-14
CIK 784932

21



                             FORM 10-QSB


                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549



Mark One

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2001, OR

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

Yes    X    No


Common stock outstanding on October 13, 2001, 7,028,563 shares
                     SURETY CAPITAL CORPORATION


                                INDEX

PART I  -  FINANCIAL INFORMATION                          Page No.

Item 1  Financial Statements (Unaudited)

          Consolidated Balance Sheets                        3

          Consolidated Statements of Operations              4

          Consolidated Statements of Comprehensive           5
        Income

          Condensed Consolidated Statements of Changes       6
        in Shareholders' Equity

          Condensed Consolidated Statements of Cash          7
        Flows

          Notes to Consolidated Financial Statements         8

Item 2  Management's Discussion and Analysis of              13
        Financial Condition and Results
          of Operations


PART II  -  OTHER INFORMATION

Item 1  Legal Proceedings                                    20

Item 2  Changes in Securities and Use of Proceeds            20

Item 3  Defaults Upon Senior Securities                      20

Item 4  Submission of Matters to a Vote of Security          20
        Holders

Item 5  Other Information                                    20

Item 6  Exhibits and Reports on Form 8-K                     20

                     SURETY CAPITAL CORPORATION
                     CONSOLIDATED BALANCE SHEETS


                                               September     December
                                                  30,           31,
                                                 2001          2000
Assets:                                       (Unaudited)

     Cash and due from banks                  $ 3,998,886   $ 2,198,209
     Federal funds sold                         3,585,000     8,825,000
       Total cash and cash equivalents          7,583,886    11,023,209
     Interest-bearing time deposits in
       other financial institutions                27,584        26,548
     Securities available for sale, at
       fair value			       12,637,438    12,310,134
     Other securities                             764,504       761,104
     Loans, net                                62,447,957    58,238,060
     Premises and equipment, net                5,424,037     5,703,372
     Accrued interest receivable                  634,668       621,178
     Other real estate and repossessed            739,000       960,155
     assets
     Goodwill, net                              2,602,264     2,799,019
     Other assets                                 506,727       737,528
           Total assets                       $93,368,065   $93,180,307

Liabilities:
     Noninterest-bearing demand deposits      $15,942,740   $14,961,725
     Savings, NOW and money market             25,552,682    23,303,934
     accounts
     Time deposits, $100,000 and over          13,105,099    14,350,316
     Other time deposits                       25,820,740    27,044,793
       Total deposits                          80,421,261    79,660,768
     Convertible subordinated debt              4,350,000     4,350,000
     Notes payable                                148,746       297,746
     Accrued interest payable and other         1,032,382     1,194,124
     liabilities

           Total liabilities                   85,952,389    85,502,638

Shareholders' Equity:
     Preferred stock, $0.01 par value,
     1,000,000 shares authorized, none
     issued
     Common stock, $0.01 par value,
     20,000,000 shares authorized,
     7,094,511 and  5,975,071 shares issued,
     respectively                                  70,945        59,751

     Additional paid-in capital                17,544,393    17,152,587
     Accumulated deficit                      (9,878,077)    (8,968,077)
     Treasury stock, 79,836 shares at cost      (375,443)     (375,443)
     Accumulated other comprehensive               53,858     (191,149)
     income (loss)

           Total shareholders' equity           7,415,676     7,677,669

           Total liabilities and
     shareholders'  equity                    $93,368,065    $93,180,307

                     SURETY CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                          Three Months Ended      Nine Months Ended
                         September  September   September   September
                           30,         30,         30,         30,
                           2001       2000        2001         2000
Interest income:
  Loans, including fees $1,624,628   $1,653,666 $4,562,568  $4,773,417
  Securities, all          200,530     205,912     609,912     628,531
    taxable
  Federal funds sold
    and interest bearing
    deposits                53,557     106,783     241,157     250,673

    Total interest       1,878,715   1,966,361   5,413,637   5,652,621
	income

Interest expense:
  Deposits                 697,397     759,745    2,235,241  2,179,099

  Notes payable             97,875      97,875      293,625    293,625

      Total interest       795,272     857,620    2,528,866  2,472,724
	expense

Net interest income     1,083,443    1,108,741    2,884,771  3,179,897

Provision for credit          ---    (70,000)         ---       35,000
losses

Net interest income
 after provision for
 credit losses           1,083,443   1,178,741    2,884,771  3,144,897


Noninterest income:
  Service charges on
    deposit accounts	  156,588     166,830     467,584      475,759
  Loan collection fees
    and late charges	   31,355      11,468     119,212      341,851
  Other income             20,456     355,725      69,634      834,239

    Total noninterest     208,399     534,023     656,430    1,651,849
income

Noninterest expense:
  Salaries and employee   658,775     710,116   1,946,499    2,433,415
    benefits
  Occupancy and
    equipment		  296,671     331,689     929,493    1,022,196
  Other expenses          703,153     494,869   1,575,209    1,936,306
    Total noninterest
      expense           1,658,599   1,536,674   4,451,201    5,391,917

 Income (loss) before
income taxes             (366,757)    176,090    (910,000)   (595,171)

Income tax (benefit)           --      98,991          --     (90,803)

Net income (loss)       $(366,757)   $ 77,099  $(910,000)    $(504,368)

Net income (loss) per
share- Basic            $ (0.05)    $   0.01  $   (0.14)    $   (0.09)


Net income (loss) per
share - Diluted         $ (0.05)    $   0.01  $   (0.14)    $   (0.09)



			 SURETY CAPITAL CORPORATION
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Unaudited)

                              Three Months Ended         Nine Months Ended
                             September   September    September    September
                               30,          30,          30,       30,
                              2001         2000          2001         2000

Net income (loss)            $(366,757)   $ 77,099     $(910,000)  $(504,368)
Other comprehensive income
(loss):
 Unrealized gain (loss) on
available-for-sale
  securities arising
  during period		     110,527      196,272       371,222      294,408
 Tax effect                  (37,579)     (66,733)     (126,215)    (100,099)
Total other comprehensive      72,948      129,539       245,007      194,309
income (loss)
Comprehensive income        $(293,809)    $ 206,638   $ (664,993)  $ (310,059)
(loss)
                     SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Unaudited)


                                              Nine Months Ended
                                           September     September
                                              30,           30,
                                              2001         2000


  Balance at beginning of period           $ 7,677,669     $11,322,970

  Issuance of Common Stock                     403,000           --
  Net income (loss)                           (910,000)       (504,368)


  Change in fair value of securities
  available for sale, net of tax                245,007         194,309


  Balance at end of period                 $  7,415,676      $11,012,911





                     SURETY CAPITAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)





                                             Nine Months Ended

                                           September      September
                                              30,            30,
                                              2001          2000


 Net cash from operating activities        $  (133,259)  $(1,015,887)
 Cash flows from investing activities:
   Net change in loans                      (4,234,897)    5,937,448
   Securities available for sale:
      Purchases                             (1,710,863)    (937,900)
      Maturities and repayments              1,761,437       217,472
      Proceeds from sales                         --         775,550
   Proceeds from sale of other real
    estate and repossessed assets              37,455        709,598
   Premises and equipment expenditures       (173,689)       (68,484)

   Net cash from investing activities      (4,320,557)      6,633,684


 Cash flows from financing activities:
   Increase in notes payable                  31,000             --
   Repayments of notes payable              (40,000)             --
   Issuance of common stock                  263,000             --
   Net change in deposits                    760,493      (5,032,993)

   Net cash from financing activities      1,014,493      (5,032,993)


 Net change in cash and cash equivalents  (3,439,323)       584,804)

 Cash and cash equivalents at beginning
 of period                                 11,023,209     9,751,228
 Cash and cash equivalents at end of
 period                                   $ 7,583,886   $10,336,032


 Supplemental disclosures:
   Cash paid for interest                 $ 2,392,989   $ 2,497,430
   Cash paid (refunds received) for
 federal income taxes                             --    $(1,293,200)
 Significant non-cash transactions:
    Write-down carrying value of other
    real estate owned                     $ ( 204,000)            --
   Transfers of repossessed collateral
    to other real estate and
    repossessed assets                    $     25,000   $   868,000
   Additions to loans to facilitate sale
    of other real estate                        --       $   (78,000)
   Conversion of notes payable to
      common stock			  $    140,000           --


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

     These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended December 31, 2000, included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2000 (the "2000 Form 10-KSB"). Please refer to the accounting policies of the Company described in the notes to financial statements contained in the 2000 Form 10-KSB. The Company has consistently followed these policies in preparing this Form 10-QSB.

     Some items in prior financial statements have been reclassified to conform to the current presentation.

     On June 29, 2001, the FASB issued financial accounting standard No.142 (FAS142) Goodwill and Other Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of FAS 142 will be effective to the Company beginning January 1, 2002.
     Note 9 discusses the potential effects to the Company.



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

     Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:


                               Three Months Ended      Nine Months Ended
                            September   September    September   September
                              30,          30,          30,         30,
                              2001        2000         2001        2000

   Weighted-average
   shares outstanding-
     Basic   		   7,014,675    5,895,235    6,343,768  5,895,235
   Effect of stock
     options                     --           --        --            --

   Weighted-average
   shares outstanding-
   Diluted		   7,014,675    5,895,235    6,343,768   5,895,235

     The Company reported a net loss for the nine-month periods ended September 30, 2001 and 2000. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.

3.   Securities

     Securities available for sale and other securities consisted of the following:



                                      Gross       Gross      Estimated
                         Amortized   Unrealized Unrealized   Fair Value
                             Cost       Gains      Losses     Value

      September 30,
      2001:

        U.S. Treasury
          notes           $ 199,513    $    59     $  --  $  199,572
        U.S. government
        agencies          11,460,804     74,583       --   11,535,387
        Mortgage-backed
        securities           895,518      6,961       --      902,479
        Other securities     764,504        --        --      764,504

        Total securities  $13,320,339  $ 81,603   $   --  $13,401,942


      December 31,
      2000:

        U.S. government   $12,150,224  $ 4,925   $ 293,383 $11,861,766
        agencies
        Mortgage-backed      449,529       578      1,739       448,368
        securities
        Other securities     761,104        --         --       761,104

        Total securities    $13,360,857 $ 5,503   $ 295,122 $ 13,071,238


     There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 2000 or September 30, 2001.

     Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan
     Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank.

     The amortized cost and estimated fair value of securities at September 30, 2001 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

                                       Amortized    Estimated
                                         Cost          Fair
                                                      Value

            Due within one year       $ 6,667,040  $ 6,700,038
            Due after one year          2,301,569    2,322,187
            through five years
            Due after five years        3,079,420    3,107,400
            through ten years
            Mortgage-backed               507,806      507,813
            securities
            Other securities              764,504      764,504

            Total securities          $13,320,339  $13,401,942


     Sales of securities available for sale were as follows:

                                          Nine Months Ended
                                       September     September
                                          30,           30,
                                         2001           2000

       Proceeds                              $ --     $775,550
       Gross Gains                             --            --
       Gross Losses                            --            --
     .
4.   Loans

     Loans consisted of the following:

                                       September      December
                                          30,           31,
                                          2001          2000

        Real estate loans             $39,513,088   $37,280,209
        Insurance premium financing     5,481,774     5,951,300
        Commercial loans               12,888,942    10,919,098
        Consumer loans                  6,121,040     5,511,651

        Total gross loans              64,004,844    59,662,258

        Unearned interest                (163,950)     (160,237)
        Allowance for credit losses    (1,392,937)   (1,263,961)
        Loans, net                    $62,447,957    $58,238,060

      Activity in the allowance for credit losses on loans was as follows:

                          Three Months Ended                   Nine Months Ended
                        September    September    September   September
                           30,          30,          30,         30,
                           2001        2000         2001         2000

     Beginning
       balance         $1,321,241  $1,325,620   $1,263,961   $1,434,041

     Provision for              --    (70,000)           --       35,000
     credit losses
     Charge-offs          (77,956)   (159,116)    (238,726)    (601,579)
     Recoveries            149,652     178,751      367,702      407,793

     Ending balance     $1,392,937  $1,275,255   $1,392,937   $1,275,255


     Impaired loans were as follows:
                                       September     December
                                          30            31,
                                         2001          2000

       Impaired loans with
         allowance allocated           $3,357,528    $1,941,947
       Impaired loans with no
         allowance allocated              948,852     1,256,490

         Total impaired loans          $4,306,380    $3,198,437


       Amount of the allowance         $  481,989    $  504,346
       allocated


     Nonperforming loans were as follows:
                                       September     December
                                          30,           31,
                                         2001          2000

       Loans past due over 90 days
        still on accrual               $  156,884     $     --
       Nonaccrual loans                   820,858     1,282,785

       Total nonperforming loans       $  977,742   $ 1,282,785


5.   Convertible Subordinated Debt and Notes Payable

     On March 31, 1998, the Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Company. The terms of the Notes are such that they qualify as Tier II capital under the Federal Reserve Board's regulatory capital guidelines applicable to bank holding companies. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008. Payment of interest due September 30, 2001 was paid subsequent to the end of the quarter.

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

     In October and November 2000, certain current and former members of the Company's Board of Directors and one employee loaned the Company $260,000 to enable the Company to meet its cash obligations and a former director accepted a $38,000 noninterest bearing note in exchange for fees owed the director's firm. The promissory notes evidencing the loans mature on January 2, 2002 and bear no interest from the date of issuance until maturity, except the $38,000 note held by a former director, which matures December 31, 2001. Additionally, $260,000 of the promissory notes are convertible into common stock at a rate of one share of common stock per $0.36 of principal amount of the notes. During the first nine months of 2001, $40,000 of the convertible notes were repaid and an additional $140,000 were converted into 111,111 shares of Company common stock .

     In March 2001, certain Board members committed to advance up to $460,000, if needed, to enable the Company to meet its cash obligations in 2001. Any advances under the commitment will be evidenced by noninterest bearing notes convertible into common stock at the lower of $0.36 per share or a price computed at 75% of the closing bid price ten days prior to advance. During the first nine months of 2001, the Company borrowed $294,000 under the commitment of which $263,000 was converted into common stock at $0.36 per share. The promissory notes evidencing the loans are noninterest-bearing, mature in 2002, and are convertible into common stock of the Company at a rate of $0.36 per share.
     In November the Company received permission from the Federal Reserve and borrowed $260,000 from certain directors convertible into common stock at $0.27 per share. Proceeds were used to pay interest due on the convertible subordinated debt and other general corporate purposes.


6.   Common stock issued to insiders

     During  the  first  nine  months of 2001,  certain  current  and former directors and other insiders converted $403,000 of funds advanced to the Company into 1,119,444 shares of common stock at $0.36 per share. 388,889 of the shares issued were in exchange for noninterest bearing convertible notes issued in 2000. The remaining 730,555 shares were in exchange for funds invested during 2001. At September 30, 2001, $110,000 of noninterest bearing notes convertible into Holding Company common stock at $0.36 per share were outstanding. Proceeds from the debt were used to pay interest due on the $4,350,000 in 9% Convertible Subordinated Notes Due 2008 discussed in note 5. In August, 2001, the Board approved the award of 550,000 shares of unregistered common stock, lettered for two years, to certain members of its board of directors in consideration of extraordinary time and efforts given to the Company. The shares will be issued in the fourth quarter. The effect of the stock grants will be recorded at time of issue.


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

     Financial instruments with off-balance sheet risk at September 30, 2001 and December 31, 2000 included unfunded loan commitments of $4,676,000 and $5,940,000 and letters of credit of $ 207,000 and $150,000.

     Unfunded loan commitments carrying fixed interest rates totaled $563,000 at September 30, 2001, with interest rates ranging from 7.00% to 18.00%. Unfunded loan commitments carrying fixed rates totaled $5,927,000 at December 31, 2000, with interest rates ranging from 7.5% to 18.0%. Unfunded letters of credit carrying fixed interest rates totaled $50,000 at either September 30, 2001 at a 6.55% interest rate and $0 at December 31, 2000.

     Federal   funds  sold  totaled  $3,585,000  and  $8,825,000   at
     September 30, 2001 and December 31, 2000. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

     The  Company  has  geographic concentrations of  credit  in  its principal  market  areas of Bexar, Comal, Grayson,  and  Tarrant
     Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance premium financing loans, secured by the residual value of unearned insurance premiums, comprised $5,482,000, or 8.56%, and $5,951,000, or 9.97%, of gross loans at September 30, 2001 and December 31, 2000.


8.   Other Noninterest Expense

     Other noninterest expense consisted of the following:


                       Three Months Ended          Nine Months Ended
                        September    September   September   September
                          30,           30,         30,       30,
                         2001           2000        2001      2000

    Professional                $
      services           $135,745    $  17,111    $354,096  $   508,676
    Postage and
      delivery             38,956       30,377     113,530      121,506
    Telephone              41,009       41,211     117,376      146,396
    Office supplies        26,092       27,668      62,168       91,215
  Amortization of
    intangibles and
    debt issuance costs    44,791      142,313     196,756      364,554
  Insurance                31,668       36,516      94,687      104,282
  FDIC and OCC
     assessments           23,576       41,724      66,109       63,160
  Write-down other
    real estate           204,000           --     204,000           --
  Interest on IPF
    refunds                    --           --          --       38,700
    Other                 157,316      157,949     366,487      497,817

 Total other
  noninterest expense   $ 703,153    $ 494,869  $1,575,209   $1,936,306

  9.   Effect of prospective accounting change

  On June 29, 2001, the FASB issued financial accounting standard No.142 ("FAS 142") Goodwill and Other Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of FAS 142 will be effective to the Company beginning January 1, 2002 and the Company plans to implement the accounting change at that time. The most significant changes made by FAS 142 are: (1) goodwill and indefinite life intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually, (3)
  intangible assets with an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

  Currently, the Company amortizes goodwill over a forty-year life. Upon adoption of FAS 142, the Company will no longer record an expense for amortization of goodwill. The Company will test goodwill at least annually for impairment.

  The Company tested its goodwill for impairment in the fourth quarter of 2000. For the year ended December 31, 2000, the Company recorded a $2,194,407 expense for impairment of long-lived assets that consisted of a writedown in the carrying value of goodwill and other intangibles relating to the Company's San Antonio area branches. The amount of the writedown was determined by use of a third party appraisal performed as of December 31, 2000. The Company will continue to test goodwill for impairment on at least an annual basis. The provisions of FAS142 are not retroactive and the Company will not restate prior periods as a result of adopting the standard.

  If  FAS 142 were in effect for the periods presented below it would
  have   had   the  following  effect  on  the  Company's   financial
  statements for the three and six month periods:

                          Three Months Ended        Nine Months Ended
                        September    September   September    September
                           30,          30,         30,          30,
                          2001         2000        2001          2000

     Net income as
      reported          $(366,757)    $ 77,099  $(910,000)    $(504,368)
       Add back
     Goodwill
       amortization         65,586      111,120     196,756       333,361
     Tax Effect                --           --          --            --

                        $(301,171)     $188,219   $(713,244)    $(171,007)

   Earnings per share
     As reported          $ (0.04)    $ (0.08)    $ (0.09)   $  ( 0.10)
     Add back
     Goodwill
      amortization          0.01         0 .02        0.02         0.04
     Tax Effect               --           --          --         --

                           $ (0.03)   $  (0.06)    $ (0.07)   $   (0.06)



Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2001 compared to December 31, 2000, and the consolidated results of operations for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

Regulatory Relations

Formal Agreement with the OCC. On November 19, 1998 the Bank entered into a formal written agreement (the "Formal Agreement") with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies. Under the Formal Agreement the Bank is required to maintain total risk-based capital of at least 14% of risk-weighted assets and Tier I leverage capital of at least 7.5% of adjusted total assets. At September 30, 2001 and December 31, 2000 the Bank met the capital levels required by the Formal Agreement, with total risk-based capital of 15.07% and 15.99% of risk-weighted assets, respectively, and Tier I leverage capital of 10.15% and 9.83% of adjusted total assets, respectively. The agreement is still in effect.

Memorandum of Understanding with the Federal Reserve Board. On October 28, 1999 the Holding Company entered into a Memorandum of Understanding (the "MOU") with the Federal Reserve Board (the "FRB"). Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Holding Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Holding Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Holding Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Holding Company has submitted each of the requested plans and procedures to the FRB. Finally, the Holding Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC. The MOU is still in effect.

Analysis of Financial Condition

The Company's assets totaled $93.4 million at September 30, 2001, and $93.2 million at December 31, 2000. While total assets were same for each period, the earning asset mix changed. Federal funds sold decreased $5.2 million while loans increased $4.2 million and securities increased $0.3 million.

Total securities available for sale increased 2.7% and were $12.6 million at September 30, 2001. The $327,000 increase from December 31, 2000 was due to a $371,000 increase in market value. Net unrealized gains were $82,000 at September 30, 2001 compared to net unrealized losses of $290,000 at December 31, 2000. During the first nine months of 2001, $1.7 million of higher yielding securities were called by the issuing agencies. Proceeds were reinvested in investment securities but at a lower yield and shorter term than the called securities. The market yield on investment securities at period end fell from 6.57% at December 31, 2000 to 5.81% at September 30, 2001.

Net loans increased $4.2 million, or 7.3%, from $58.2 million at December 31, 2000 to $62.4 million at September 30, 2001. Net loans were up $2.0 million from June 30, 2001. Net insurance premium financing ("IPF") loans decreased a total of $470,000, or 7.9%, from December 31, 2000, but were up $905,000 from the first quarter and $106,000 over the second quarter. The increase in IPF loan volumes for the third quarter of 2001 compared to each of the two previous quarters reverses a trend of steady decline in IPF loans since 1999. As discussed below, the Company is aggressively marketing IPF loans. The terrorist attack on September 11, 2001 had a negative affect on the IPF business since the division insures numerous trucking businesses and other entities whose businesses were indirectly affected. Real estate loans rose $2.2 million, or 6.0% from December 31 due to a significant loan secured by commercial real estate and other business occupied loans. Commercial loans increased $2.0 million, or 18.0%, during the nine months ended September 30, 2001 due to calling efforts of new management and the board of directors. Loans, net of unearned interest, as a percentage of total deposits were 79.3% at September 30, 2001 compared to 74.7% at December 31, 2000.


Management is attempting to rebuild the IPF division and is pursuing new commercial business. A sales manager was hired in the second quarter to lead the IPF sales effort. While management is vigorously pursuing growth in the IPF division, there is no guarantee the growth strategies will succeed. The bank is concentrating on commercial loans and is not pursuing investment real estate type loans. During the first quarter of 2001, the Company initiated a new marketing concept, "beariffic banking", which targets specific industries. In the second quarter, the Company launched two mobile branches. The mobile branches allow the Company to provide a deposit pickup service to better serve commercial customers. Additionally, during the third quarter, the Company hired sales managers for two of its San Antonio branches and hired a credit analyst to increase its marketing to business deposit accounts and commercial loan candidates. The Company plans to more aggressively market loans guaranteed by the Small Business Administration ("SBA"). The SBA recently conducted a training seminar for all of the bank's loan and operational personnel. Loan growth was funded primarily by a $5.2 million decline in federal funds sold.

Other assets decreased 231,000 from December 31, 2000 due primarily to the $98,000 reduction in deferred tax assets associated with the decrease in unrealized loss on available for sale securities and amortization of prepaid expenses.

Total deposits were $80.4 million at September 30, 2001, an increase of $1.0 million, or 1.0%, from December 31, 2000. Noninterest-bearing demand deposits increased $1.0 million to $15.9 million and represented 19.8% of total deposits at September 30, 2001 compared to $15.0 million, or 18.9% of total deposits, at December 31, 2000. The growth in noninterest-bearing deposits is associated with growth in commercial accounts. Savings, NOW and money market accounts increased $2.2 million while time deposits with principal amounts over $100,000 declined $1.2 million and other time deposits declined $1.2 million. Other time declined primarily to an $832,000 reduction in IRA account. Shifts in deposit mix can be associated with seasonal customer cash-usage patterns.

Time deposits made up 48.4% of the deposit portfolio at September 30, 2001 compared to 52.0% at December 31, 2000. Approximately 84% of time deposits mature within one year and substantially all of the Company's time deposits mature in less than five years. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the Federal Home Loan Bank ("FHLB") as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

Convertible subordinated debt totaled $4.4 million at September 30, 2001 and December 31, 2000. Convertible subordinated notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually. The Company is dependent on borrowings from directors under noninterest bearing convertible notes to pay its interest obligations on the convertible subordinated notes.

Notes payable represent funds borrowed from current and former directors, officers, and other insiders. The notes are noninterest bearing and $110,000 are convertible into common stock at $0.36 per share. Notes payable were $149,000 at September 30, 2001, a $149,000 decrease from December 31, 2000. The decline is due primarily to conversion of notes to common stock. During the first nine months of 2001, the Company borrowed $294,000 of which $263,000 was converted into common stock at $0.36 per share. An additional $140,000 borrowed under the notes during 2000 was converted into common stock and $40,000 was repaid. The promissory notes evidencing the loans are noninterest-bearing, mature in 2002, and are convertible into common stock of the Company at a rate of $0.36 per share.

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

The Company experienced a $367,000 loss ($0.05 per share) for the three months ended September 30, 2001 compared to a $77,000 income ($0.01 per share) in the prior year period. During the third quarter of 2001 the Company recorded $204,000 expense due to the write-down in the carrying value of other real estate owned. Offsetting the effects of the write-down was a $150,000 recovery of interest and $10,000 recovery of legal fees associated with the repayment of a loan previous on non- accrual status. Results for the third quarter of 2000 include a $70,000 credit for provision for loan loss expense and income from a $396,000 bond recovery for fidelity losses incurred in prior periods.

For the nine months ended September 30, 2001, the Company recorded a $910,000 loss ($0.14 per share) compared to a $504,000 loss ($0.09)
during the same period of 2000. Results for the nine months ended September 30, 2000, include income realized from $785,000 of recoveries from fidelity bonds settlements (including the $396,000 realized during the third quarter of 2000) and a $39,000 gain from the sale of other real estate offset partly by a $35,000 expense for provision for credit losses. Results for the current nine-month period reflect a $204,000 write down in the carrying value of other real estate owned. The Company did not record any provision for credit losses expense or income from bond recovery or asset sales during 2001.

The Company did not reflect any tax benefit with the loss incurred in 2001 because the Company cannot be certain that it will receive a future income tax benefit. The $99,000 tax expense and the $91,000 income tax benefit recorded in the third quarter and first nine months of 2000, respectively, were reversed in the fourth quarter of 2000 for the same reasons.

Net Interest Income. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. The Federal Reserve Board, in an attempt to stimulate the economy, reduced interest seven times during the first nine months of 2001. The Board increased rates three times during the first nine month of 2000. Future moves by the Federal Reserve are not accurately predictable. At September 30, 2000, the average prime interest rate was 9.50% and it is currently 5.00%. A significant portion of the bank's commercial loan portfolio is priced to fluctuate with changes in the prime interest rate. The average yield on federal funds purchased declined from 5.84% in January 2001 to 2.96% during September 2001. Mitigating the effect of declining interest rates were the effect of increasing loan volumes by decreasing federal funds purchased. In addition, yields on IPF and other components of the loan portfolio are not directly tied to movements in general interest rates.

For the third quarter 2001, net interest income decreased $25,000, or 2.3%, compared to the same period last year due primarily to a 22 basis point decline in net interest margins. Third quarter 2001 results include $150,000 interest income from the repayment of a loan previously classified non-accrual. The Company's net interest margin was 5.20% for the third quarter of 2001 compared to 5.42% during the same period last year. The 22 basis point decrease in average net interest margin was primarily due to a 283 basis point decreased yields on federal funds, a 52 basis point decline in the yield on investment securities, and a 43 basis point reduction in average loan yields. Federal funds sold represented 7.3% of earning assets during the third quarter of 2001 versus 8.2% during the year ago period and the average yield declined from 6.33% to 3.5%. Yields on investment securities declined primarily due to the reinvestment of called or matured securities at lower yields. Average balance of loans increased $1.5 million from the year ago quarter while the average yield declined to 10.17% from 10.60%. The weighted-average yield on interest-earning assets was 9.01% versus 9.62% last year.

For the nine months ended September 30, 2001, net interest income declined $260,000 due primarily to a $559,000 reduction in average earning assets and a shift in earning assets from loans to federal funds sold. The declining IPF loan trend experienced during year 2000 by the Company's IPF division accounted for the decline in average loan volumes. Some of the funds generated by the reduction of IPF loan volumes funded commercial loan growth while the average balance invested in Federal Funds rose from $5.4 million during the nine months of 2000 to $7.0 million during the 2001 comparable period. The Company's net interest margin was 4.75% for the nine months of 2001 compared to 5.20% during the same period last year. The 45 basis point decrease in average net interest margin was primarily due to a 153 basis point decrease yields on federal funds, a 44 basis point decreased yield on investment securities and a 4 basis point decreased loan yield coupled with a $2.6 million reduction in average loan balances. The average balance of IPF loans for the nine-month period of 2001 fell $9.1 million from the previous year period. The decline in IPF loan volumes was partly offset by growth in commercial and real estate loans. Federal funds sold represented 8.6% of earning assets during the first nine months of 2001 versus 6.7% during the year ago period and average yield declined from 6.16% to 4.63%. Yield on investment securities declined from 6.64% to 6.20% primarily due to the reinvestment of called or matured securities at lower yields. The weighted-average yield on interest-earning assets was 8.92% versus 9.25% last year.

On a one-year horizon, the Company is liability sensitive, whereby its interest-bearing liabilities will generally mature or reprice more quickly than its interest-bearing assets. At September 30, 2001, 84% of the Company's certificates of deposits are scheduled to mature while 63% of the Company's interest bearing assets either reprice or mature within twelve months. Based on the Company's gap position, income should generally fall in periods of rising market interest rates and rise in periods of declining market interest rates. However, in a falling interest rate environment, the Company may need to maintain or increase rates to attract and retain deposits and assets may reprice more quickly than supporting liabilities. A large portion of the Company's commercial loans is priced to fluctuate with changes in the prime interest rate and federal funds purchased re-price daily. The yield on prime based loans and federal fund purchased can be directly and immediately affected by Federal Reserve policy actions. The rates paid on certificates of deposit and interest bearing demand deposits are more sensitive to the competitive environment and may not re-price in direct response to Federal Reserve policy actions. Shifts in the earning asset base from low yielding federal funds to higher yielding loan categories benefit the Company's net income in either rate environment. The Company increased its balance of noninterest bearing deposits from $15.0 million at December 31, 2000 to $16.0 million at September 30, 2001 and decreased its reliance on time deposits in denominations over $100,000, which slightly mitigated the negative gap position. Since December 31, 2000, total loans increased $4.2 million and non-accrual loans decreased $462,000 while $1.7 million of investment securities either matured or were called and reinvested at lower rates.

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

All lending activity contains risks of loan losses and the Company recognizes these credit risks as a necessary element of its business activity. To assist in identifying and managing potential loan losses, the Company contracts with independent auditors to provide loan review services to evaluate individual credit relationships as well as overall loan portfolio conditions. One of the primary objectives of the loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio loss reserves.

The Company did not record a provision for credit losses during 2001 as management considered the allowance for credit losses adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. During the third quarter of 2000, the Company reversed to income a $70,000 provision for credit losses expense accrued earlier in the year.

Loan recoveries exceeded loan charge-offs by $72,000 during the third quarter of 2001 versus $20,000 net loan recovery during the previous year period. For the nine months ended September 30, 2001, loan recoveries exceeded loan charge-offs by $129,000 versus $194,000 net loan charge offs during the previous year period. The allowance for credit losses at September 30, 2001 was $1.4 million or 2.18% of loans and at December 31, 2000 was $1.3 million or 2.12% of loans outstanding.

Nonperforming loans, defined as loans past due 90 days or more and loans for which the accrual of interest has been discontinued, totaled $978,000 at September 30, 2001 and $1.3 million at December 31, 2000. Nonperforming loans as a percentage of total loans totaled 1.53% and 2.16% at such dates.

Management is attempting to increase its IPF and commercial loans but does not anticipate significant changes in loan portfolio risk in the near future, and will continue to monitor the appropriate factors when considering future levels of provisions and the allowance for loan losses. While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. Along with other financial institutions, management shares a concern for the possible continued softening of the economy in 2001. Should the economic climate continue to deteriorate, borrowers may experience difficulty, and the level of non-performing loans, charge-offs, and delinquencies could rise and require further increases in the provision.
The Company has not detected any credit deterioration in its portfolio as a result of the September 11, 2001 attack on America but will continue to monitor its loan portfolio for the potential effect a war time economy might have on its borrowing customers.

Noninterest Income. Noninterest income totaled $208,000 in the third quarter of 2001, compared to $534,000 in the third quarter of 2000. During the 2000 third quarter, the Company realized income from a $396,000 bond recovery for fidelity losses incurred in prior periods.

Noninterest income for the first nine months of 2001 was $0.7 million versus $1.7 million during the first nine months of 2000, a $1.0 million decrease. Results for the nine months ended September 30, 2000, include income realized from $785,000 recovery from fidelity bonds settlements (including the $396,000 realized during the third quarter of 2000) and a $39,000 gain from the sale of other real estate. No such gains were realized during 2001.

Noninterest Expense. Noninterest expense totaled $1.7 million for the three- month period ended September 30, 2001, representing a $122,000 increase from the same period in 2000. Included in non-interest expense is $204,000 write-down in the carrying value of other real estate owned. For the nine month period ended September 30, 2001, noninterest expense decreased $0.9 million from the year earlier period. Expenses declined primarily due to a reduced amortization of goodwill expense and cost cutting measures initiated last year, exemplified by reductions in salary and benefit expenses and other operating expenses. The effect of the cost reductions was partly offset by a $204,000 write down in the carrying value of other real estate owned. Salary and employee benefit expenses declined 7% when the third quarter of 2001 is compared to 2000 and by 20% for the comparative nine month periods. Salary expenses will rise in future periods, reflecting management's decision to staff each branch with a business development manager. Professional service expenses has been the largest component of other noninterest expense over the comparable periods. The $119,00 increase in the third quarter of 2001 versus third quarter of 2000 is due primarily to increased legal fees and the engagement of an investment advisor earlier this year. The $154,000 reduction in the comparative nine month periods is a result of higher accounting fees incurred in early 2000 related to the cost associated with the investigation of accounting irregularities in the IPF division. Amortization of intangibles and debt issuance cost declined due to a $2.1 million write-down of the goodwill associated with the TexStar acquisition recorded in the fourth quarter of 2000 that resulted in lower amortization expenses for future periods. Note number 8 to the consolidated financial statements presents other noninterest expenses in comparative format for the third quarters and for the nine-month periods of 2001 and 2000.

The Company's efficiency ratio, excluding the impact of bond claim settlements and the write down of other real estate owned, was 69.7% for the three month period ended September 30, 2001 compared to 77.8% for the comparable period of 2000 and was 69.7% for the nine months ended September 30, 2001 versus 82.7% for the comparable period of 2000. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by noninterest expense. Expressed differently, for example, for every dollar of revenue the Company generated in the third quarter of 2001, the Company incurred $0.69 in overhead expenses. While significantly improved from the prior periods, the Company's efficiency ratios for the comparable periods compare unfavorably to other financial institutions in the Company's peer group. The Company operates seven full service branches. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio will continue to improve as an expression of revenues. The bank plans to add managers to each branch to better market the bank to general commercial businesses. The Bank added managers to two of the San Antonio branches during the third quarter.

Income  Taxes.   The  change  in  income  tax  expense/(benefit) is
primarily attributable to a change in management's assessment of the potential realization of deferred tax assets. The Company recorded no income tax benefits during 2001. In 2000 the Company recorded a $99,000 provision for federal income tax expense for the three month period ended September 30, 2000 and a $91,000 federal income tax benefit for the nine-month period. In the fourth quarter of 2000, the Company reversed these accruals and did not record a tax benefit or provision expense for the year ended December 31, 2000.

Liquidity

Liquidity is the ability of the Company to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered to its customers. The Company's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Company also has the ability to borrow from the FHLB, subject to regulatory approval under the Formal Agreement. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program. The Company also has in effect a $5 million credit facility with its primary correspondent bank.

Cash and cash equivalents decreased $3.4 million or 31%, from $11.0 million at December 31, 2000 to $7.6 million at September 30, 2001. Cash and cash equivalents represented 8.1% of total assets at September 30, 2001 compared to 11.8% of total assets at December 31, 2000. Subject to regulatory approval under the Formal Agreement, the Company has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

The Holding Company is without significant assets other than its ownership of all the common stock of the Bank and is entirely dependent upon dividends received from the Bank or borrowings from its officers and directors in order to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2008 (the "Notes"), issued under an indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the"Indenture"). Under the Formal Agreement the Bank is currently precluded from declaring and paying any dividends without prior OCC approval.

On March 28, 2000, the OCC approved a reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses. No assurance can be given, however, that the OCC will approve any other such reductions in the Bank's surplus, particularly if the Bank is unable to commence operating profitably in the near future. In October 2000, certain current and former members of the Company's Board of Directors and an employee loaned the Company $260,000 to enable the Company to meet its cash obligations. The promissory notes evidencing the loans mature on January 2, 2002 and bear no interest from date of issuance until maturity. Additionally, the promissory notes are convertible into common stock at a rate of one share of common stock per $0.36 of principal amount of the notes. A former director also accepted a $38,000 noninterest-bearing note payable that matures December 31, 2001 in exchange for professional fees to the director's firm. In March 2001, certain Board members committed to advance up to $460,000, if needed, to enable the Company to meet its cash obligations in 2001. Any advances under the commitment will be evidenced by noninterest bearing notes convertible into common stock at $0.36 per share. During the first nine months of 2001, the Company borrowed $294,000 from members of its Board and other insiders, of which $263,000 was converted into common stock at $0.36 per share. An additional $140,000 borrowed under the notes during 2000 was converted into common stock and $40,000 was repaid. Additional borrowings occurred in October, 2001 to provide funds necessary to service interest payable on the convertible subordinated debt.

Capital Resources

Total shareholders' equity was $7.4 million at September 30, 2001, representing a $262,000 decrease from December 31, 2000. The impact of the $910,000 net loss was partially offset by a $245,000 after-tax increase in the fair value of securities available for sale and conversion of $403,000 of notes payable into common stock.

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

								Minimum
								Requirement
		   					        To Be Well
                Actual Period-End    Bank Formal                Capitalized
                Capital Ratios       Agreement     For Capital  Under Prompt
  	        Sept. 30, Dec. 31,   December 31,  Adequacy     Action
                  2001     2000        2000        Purposes     Requirements
Leverage
Ratios:
Tier I
capital to
average assets
  Consolidated   5.20%   5.17%           --             4.00% 	  5.00%
  Bank          10.15% 	 9.83%           7.00%          5.00%     5.00%

Risk-Based
CapitalRatios:
 Tier I Capital
 to risk-weighted
 assets
  Consolidated    7.10%     7.76%         --             4.00%     6.00%
  Bank           13.82%    14.75%         6.00%          4.00%     6.00%


  Total capital to
   risk-weighted assets
         Consolidated  11.90%   12.88%          --        8.00%    10.00%
         Bank          15.07%   15.99%         14.00%     8.00%    10.00%




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


Item 2.  Changes in Securities and Use of Proceeds

None during the third quarter. During the first nine months of 2001, certain current and former directors and other insiders converted $403,000 of funds advanced to the Company under convertible notes into 1,119,444 shares of common stock at $0.36 per share. 388,889 of the shares issued were in exchange for noninterest bearing convertible notes issued in 2000. The remaining 730,555 shares were funds advanced during 2001. Proceeds from the debt and stock issuance were used to pay interest due on the $4,350,000 in 9% Convertible Subordinated Notes Due 2008 and other operating expenses. See notes 5 and 6 of the notes to consolidated financial statements on page 11 for a more detailed description. In addition, as more fully explained in the Company's proxy statement for its 2001 shareholder meeting, certain officers and directors were awarded shares of common stock, which have not yet been issued, for past service to the Company.
The Company relied on Regulation D for the exemption of registration under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

     Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

Various matters were submitted to a vote of securities holders on October 17, 2001. The shareholders, at its annual meeting held
October 17,2001 voted on the following matters:

 Elected six directors to serve for one year as members of the Company's Board of Directors. The Directors elected were Richard N. Abrams, Charles M. Ireland, Garrett Morris, David F. Chappell, Thomas
     J. Kwentus, and Guy J. Butts.
Approved and ratified the proposed amendment of the Amended and Restated 1998 Incentive Stock Option Plan of Surety Capital Corporation;
Approved and ratified Fisk & Robinson, P.C. as our independent public accountants for the 2001 fiscal year. Since the annual meeting, Fisk & Robinson, P.C. was acquired by another accounting firm and the Company has chosen another firm, as described in its Form 8-k filed with the SEC on October 26, 2001.
Defeated a stockholder proposal that would have required management to solicit offers to purchase the Company's assets and liquidate the Company.



Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          11   Statement Regarding the Computation of Earnings Per Share.

              -  Reference is hereby made to the Consolidated
               Statements of Operations on page 4 and Note 2 to the Consolidated Financial Statements on page 8 hereof.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 2001. The Company filed a Form 8-k October 26, 2001, reporting , the resignation of Fisk & Robinson, P.C. as our independent public accountants for the 2001 fiscal year due to its dissolution and the appointment of Weaver and Tidwell LLP as the Company's independent public accountants.
                             SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   OCTOBER 14, 2001              SURETY CAPITAL CORPORATION



                                      By:
                                         Richard N. Abrams, Chief
                                         Executive Officer and
                                         Director (Principal
                                         Executive Officer)


                                      By:
                                         Mary Jo Davis, Vice President
					  and Comptroller
                                          (Principal Financial Officer and
					   Chief Accounting Officer)




                          INDEX TO EXHIBITS
	Exhibit
	Number
                  DESCRIPTION                   PAGE NUMBER

      	II	 Statement Regarding the   Reference is hereby
          	Computation of Earnings    made to the
                 Per Share                 Consolidated
                                           Statements of
                                           Operations on page 4
                                           and Note 2 to the
                                           Consolidated
                                           Financial Statements
                                           on page 8 hereof