Form 10KSB
period 2001-12-31
SURETY CAPITAL CORP /DE/
filed 2002-04-16
CIK 784932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                   FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2001 - Commission File Number 33-1983;

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

                   1501 Summit Avenue, Fort Worth, Texas 76102
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  817-335-5955
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Issuer's revenues for its most recent fiscal year $7,854,106

         The aggregate market value of Common Stock held by nonaffiliates of the Registrant on April 16, 2002, based on the average of the bid and ask price for the Common Stock, was $2,745,394. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant. As of April 16, 2002, 7,994,852 shares of Common Stock were outstanding.

         Transitional Small Business Disclosure Format (check one). Yes
No __X__

         Documents Incorporated by Reference: None.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

         This document (including information incorporated by reference) contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.


         The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have material adverse effects on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:


         - The strength of the United States economy in general and the strength of the local economies in which the Company conducts its operations which may be less favorable than expected and may result in, among other things, a deterioration in the credit quality and value of the Company's assets.

         - The economic impact of the terrorist attacks that occurred on September 11th, as well as any future threats and attacks, and the response of the United States to any such threats and attacks.

         - The effects of, and changes in, federal, state and local laws, regulations and policies affecting banking, securities, insurance and monetary and financial matters.

         - The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Board of Governors of the Federal Reserve System.

         - The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases in competitive pressures in the financial services sector.

         - The inability of the Company to obtain new customers and to retain existing customers.

         - The timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet.

         - Technological changes implemented by the Company and by other parties, including third party vendors, which may be more difficult or more expensive than anticipated or which may have unforeseen consequences to the Company and its customers.

         - The ability of the Company to develop and maintain secure and reliable electronic systems.

         - The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

         - Consumer spending and saving habits which may change in a manner that affects the Company's business adversely.

         - Business combinations and the integration of acquired businesses that may be more difficult or expensive than expected.

         - The costs, effects and outcomes of existing or future litigation.

         - Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

         - The ability of the Company to manage the risks associated with the foregoing as well as its inability to meet its interest obligations under the subordinated convertible notes and the payment, which was due March 31, 2002.



         These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

THE BANK

The Bank was chartered as a national banking association in 1963. The Bank operates full service offices in Converse, Fort Worth, New Braunfels, San Antonio, Schertz, Universal City, and Whitesboro, Texas. The bank operates two mobile branches to serve Dallas, Tarrant, Bexar and Travis counties in Texas.

The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, money transfers, safe deposit facilities, commercial loans, real estate mortgage loans, consumer loans and night depository facilities. The Bank also specializes in IPF lending. At December 31, 2001 commercial loans, real estate loans, consumer loans and IPF loans represented 21.33%, 61.38%, 9.94% and 7.35% of the Company's total loan portfolio, respectively. Management believes that no material industry or group concentrations exist in the loan portfolio.

REGULATORY RELATIONS

FORMAL AGREEMENT. On November 19, 1998 the Board of Directors of the Bank entered into a formal written agreement (the "Formal Agreement") with the Office of the Comptroller of the Currency (the "OCC") pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. . The Bank initially was unable to achieve the capital requirements set forth in the Formal Agreement and after receiving an extension to from the OCC the Bank achieved the required levels of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999, and has remained in compliance since that time. At December 31, 2001 the Bank met the capital levels required by the Formal Agreement, with total risk-based capital of 14.86% of risk-weighted assets and Tier I leverage capital of 9.31% of adjusted total assets compared to the ratios required under the Formal Agreement of 14% and 7%, respectively. The Company remains subject to the Formal Agreement and management does not know when or if the OCC will agree to terminate the Formal Agreement.

MEMORANDUM OF UNDERSTANDING. On October 28, 1999 the Board of Directors of the Company entered into a Memorandum of Understanding (the "MOU") with the Board of Governors of the Federal Reserve System (the "FRB"). Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC. The Company has complied with the requirements of the MOU. However, the Company has not yet met its interest payment obligation on the $4.350 million subordinated convertible debt, which was due March 31, 2002. Management does not know when or if the FRB will agree to terminate the MOU or what action the FRB may take if the Company falls out of compliance.

SECURITIES AND EXCHANGE COMMISSION AGREEMENT.

The Company is subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended. The Securities and Exchange Commission ("SEC") investigated the Company and others with respect to various accounting irregularities found by the Company in its IPF division during an internal audit of the division conducted in 1999 and the first quarter of 2000. Upon finding the irregularities, the Company reported them to the SEC, the OCC as well as certain legal authorities. The Company fully cooperated with the SEC as well as bank regulatory agencies involved in investigating the irregularities. In February 2002, the SEC issued a finding that the Company violated certain sections of the Securities and Exchange Act of 1934.

In March 2002, the Company entered into settlement with the SEC. In connection with the settlement, the Company acknowledged certain reporting and internal control deficiencies and agreed to cease and desist from the stipulated violations in the future. The SEC acknowledged the efforts and cooperation of the Company's current Board of Directors and management and recognized that none of the current members of the Board of Directors or senior management were associated with or employed by the Company during the periods investigated. The Company and the Bank no longer employ the persons directly responsible for managing the IPF division during the period when the diversions occurred and the Company no longer uses the services of the accounting firm auditing the Company at that time. None of the current members of the Company or Bank's Board of Directors served in those capacities during the period when the violations of the Securities and Exchange Act of 1934 occurred.

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

On November 9, 1999 the OCC approved a $262,000 reduction of the Bank's surplus, the proceeds of which were up streamed to the Company, which, together with a $60,000 capital contribution by certain officers and directors of the Company and a $139,000 federal income tax payment by the Bank to the Company, was sufficient to enable the Company to meet its September 30, 1999 interest obligations under the Notes and to pay certain other operating expenses. Additionally, on March 28, 2000 the OCC approved another reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. There are no approvals by the OCC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Company. The Company does not think the OCC will approve any such request until the Bank demonstrates continued profitability.

In October 2000, certain current and former members of the Company's Board of Directors and an employee loaned the Company $260,000 to enable the Company to meet its cash obligations. The promissory notes evidencing the loans matured on January 2, 2002 and bear no interest from date of issuance until maturity. Additionally, the promissory notes are convertible into common stock at a rate of one share of common stock per $0.36 of principal amount of the notes. Management is in the process of renegotiating those notes with the holders. A director also accepted a $38,000 non interest-bearing note, which matured December 31, 2001 and was paid at a 34% discount in January 2002, in exchange for professional fees due to the director's firm. During 2001, certain Board members loaned the Company $195,000 under the notes and purchased $351,900 of newly issued restricted stock to enable the Company to meet its cash obligations, including interest payments on the Notes. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs. The Company is attempting to negotiate with Note Holders and has offered them non-interest bearing notes, warrants to purchase Company stock, and/or modified conversion features in exchange for interest to be due over the next three years. The Company does not know if it will be successful in these negotiations.

COMMERCIAL AND CONSUMER LENDING

The Company provides general commercial lending services for corporate and other business clients as a part of the Company's efforts to serve the local communities in which it operates. Certain risks are involved in granting loans, primarily related to the borrowers' ability and willingness to repay the debt. Before the Company extends a new loan to a customer, these risks are assessed through a review of the borrower's past and current credit history, the collateral being used to secure the transaction, the borrower's general character and various other factors. Once the decision has been made to extend credit, a responsible credit officer monitors these factors throughout the life of the loan. The Company periodically commissions an independent loan review, which was last performed by the former Company's independent accounting firm. Any loan identified as a problem credit by management or during the loan review is assigned to the Company's "watch loan list," and is subject to ongoing monitoring to ensure appropriate action is taken when deterioration has occurred.

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

         IPF lending involves the lending of funds to companies and individuals for the purpose of financing their purchase of property and casualty insurance. The Company markets this product through 318 independent insurance agents and maintains a loan portfolio supported by insurance policies underwritten by 177 insurance companies. The loans are relatively short term, generally with initial maturities of eight to ten months. The down payment and monthly installments on each loan are calculated so that in most cases the equity or value of the unearned premium in the policy exceeds the net balance due on the loan. If the borrower does not make the loan payments on time, the Company has the right, after notice to the borrower, to cancel the insurance policy and to receive the entire amount of the unearned premium from the insurance company writing the insurance. The unearned premium is then applied to the net loan balance.

         As a result of various accounting irregularities found by the Company during the course of an internal audit of the IPF division of the Bank conducted in 1999 and concluded in the first quarter of 2000, the Company recognized additional losses, including interest, of $2,611,000, (on a before tax basis) over prior years beginning in the first quarter of 1996 and extending through the fourth quarter of 1999. These losses were primarily the result of the diversion of refunds due certain insurance premium finance customers to the accounts of other customers. Errors resulting from the absence of appropriate accounting controls to a much lesser extent, also contributed to such losses. Upon finding the irregular transactions, the Company's management reported the irregularities to the Board of Directors and the OCC. On September 21, 1999 the Board of Directors and the OCC entered into an Amendment to the Formal Agreement pursuant to which the Bank was required to retain the services of a qualified and independent auditor of the Bank to review all IPF accounting transactions (from 1997 forward) relating to any overpayment of loan balances and/or refunds due to IPF customers and report to the Board of Directors and the OCC regarding the review. The Company engaged Thomas J. Kwentus C.P.A., an independent forensic accountant who later joined the Company's Board of Directors, to conduct an independent review of the IPF division covering the period from January 1, 1996 to December 31, 1999. Based on the findings of the review, the Company made refunds to affected borrowers totaling $2,523,000, of which $567,000 was interest.

         The Company and the Bank no longer employ the persons directly responsible for managing the IPF division during the period when the diversions occurred. There can be no assurance that additional regulatory actions involving the Company or the Bank will not be taken, or if taken, will not have a material adverse impact on the Company or the Bank. The Company is cooperating with regulatory and law enforcement agencies in their review of these matters.

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

         At December 31, 2001, IPF loans totaled $4.6 million, or 7.35% of the Bank's gross loans, compared to $5.9 million, or 9.97% of gross loans, at December 31, 2000.

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

EMPLOYEES

         As of December 31, 2001 the Bank had 78 full-time employees and 3 part-time employees. The Bank provides a number of benefits such as health, dental and life insurance for all, as well as education assistance for qualified employees. None of the Bank's employees are subject to a collective bargaining agreement, and the Bank believes that its employee relations are good. The Company has no employees not also employed by the Bank.

SELECTED FINANCIAL DATA

         The following summary of consolidated financial data of the Company is derived from the financial statements of the Company as of and for the five years ended December 31, 2001. All financial information prior to 1999 has been restated to reflect previously unrecognized losses resulting from accounting irregularities in the Company's IPF division and certain other error corrections.

                                                                         At December 31,
                                                     ------------------------------------------------------------
(Dollars in thousands, except per share amounts)        2001         2000      1999(1)      1998(2)          1997
                                                     ------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                                         $95,560      $93,180     $104,194     $174,605      $171,985
Cash and cash equivalents                             14,403       11,023        9,751       34,052        28,461
Securities available for sale                         10,598       13,071       12,480       24,887        29,305
Securities held to maturity                               --           --           --           --            --
Loans, net of unearned interest                       62,263       59,502       67,207       98,994        98,621
Allowance for credit losses on loans                   1,266        1,264        1,434        1,962           951
Medical claims factoring, net                             --           --           --          505         3,073

Total deposits                                        83,155       79,661       84,878      154,847       154,541
Long term debt                                         4,350        4,350        4,350        4,350            --
Shareholders' equity                                   6,975        7,678       11,323       11,716        15,206

                                                                               Year Ended December 31,
                                                          ----------------------------------------------------------------
                                                              2001          2000       1999(1)       1998(2)          1997
                                                          ----------------------------------------------------------------
INCOME STATEMENT DATA:
Interest income                                           $  6,996      $  7,488      $  9,912      $ 16,451      $ 15,420
Interest expense                                             3,225         3,372         4,104         7,101         5,750
                                                          ----------------------------------------------------------------
Net interest income                                          3,771         4,116         5,808         9,350         9,670
Provision for credit losses                                     --           (35)          137         2,839         7,169
                                                          ----------------------------------------------------------------
Net interest income after provision for credit losses        3,771         4,151         5,671         6,511         2,501
Noninterest income                                             858         1,900         4,552         3,425         2,539
Noninterest expense                                          6,183         9,326        10,809        12,493        11,154
                                                          ----------------------------------------------------------------
Income (loss) before income taxes                           (1,554)       (3,275)         (586)       (2,557)       (6,114)
Income tax expense (benefit)                                    --           839          (840)          913        (2,085)
                                                          ----------------------------------------------------------------
Net income (loss)                                         $ (1,554))    $ (4,114)     $    254      $ (3,470)     $ (4,029)
                                                          ================================================================

COMMON SHARE DATA:
Net income (loss) - basic                                 $  (0.23)     $  (0.69)     $   0.04      $  (0.60)     $  (0.70)
Net income (loss) - diluted                                  (0.23)        (0.69)         0.04         (0.60)        (0.70)
Book value                                                    0.87          1.30          1.92          2.03          2.64
Dividend pay-out ratio                                          --            --            --            --            --

                                                                    As of or for the Year Ended December 31,
                                                           ---------------------------------------------------------
                                                              2001        2000      1999(1)     1998(2)         1997
                                                           ---------------------------------------------------------
PERFORMANCE DATA
Return (loss) on average total assets                       (1.64)%      (4.20)%       0.19%      (1.66)%      (2.30)%
Return (loss) on average shareholders' equity              (20.72)%     (38.02)%       2.28%     (27.09)%     (21.94)%
Net interest spread(3)                                       3.93%        4.30%        4.28%       4.55%        5.39%
Net interest margin(4)                                       4.60%        5.06%        4.98%       5.11%        6.11%
Average shareholders' equity to average assets               7.92%       11.04%        8.11%       6.13%       10.50%
Total loans to total deposits at year-end                   74.88%       74.69%       79.18%      63.93%       63.82%

ASSET QUALITY RATIOS
Nonperforming assets to total assets                         1.54%        2.41%        1.48%       1.16%        2.63%
Nonperforming loans to total loans(5)                        1.18%        2.15%        1.06%       1.82%        0.19%
Net loan charge-offs to average loans(5)                     0.00%        0.22%        1.61%       2.88%        1.01%
Allowance for credit losses on loans to total loans(5)       2.03%        2.12%        2.12%       2.02%        0.94%
Allowance for credit losses on loans to nonperforming      172.98%       98.53%      199.30%     108.16%      502.00%
  Loans(6)

         (1) On June 30, 1999 the Company sold two branches located in Waxahachie and Midlothian, Texas.

         (2) On April 1, 1998 the Company acquired 100% of the outstanding common stock of TexStar National Bank, Universal City, Texas. On October 16, 1998 the Company sold four branches located in Chester, Kennard, Lufkin and Wells, Texas.

         (3) Calculated as the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

         (4) Calculated as net interest income divided by average interest-earning assets.

         (5)      Exclusive of medical claims factoring.

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

MEMORANDUM OF UNDERSTANDING: On October 28, 1999 the Board of Directors of the Company entered into an MOU with the FRB. Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Company has submitted each of the requested plans and procedures to the FRB. However, the Company has not yet met its interest payment obligation on the $4.350 million subordinated convertible debt, which was due March 31, 2002. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Company by the OCC. Management does not know when or if the FRB will agree to terminate the MOU or what action the FRB may take if the Company falls out of compliance.

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

SECURITIES AND EXCHANGE COMMISSION AGREEMENT.

The Company is subject to reporting and other requirements of the Securities and Exchange Act of 1934, as amended. The Securities and Exchange Commission ("SEC") investigated the Company and others with respect to various accounting irregularities found by the Company's in its IPF division during an internal audit of the division conducted in 1999 and the first quarter of 2000. Upon finding the irregularities, the Company reported them to the SEC, the OCC as well as certain legal authorities. The Company fully cooperated with the SEC as well as bank regulatory agencies involved in investigating the irregularities. In February 2002, the SEC issued a finding that the Company violated certain sections of the Securities and Exchange Act of 1934.

In March 2002, the Company entered into settlement with the SEC. In connection with the settlement, the Company acknowledged certain reporting and internal control deficiencies and agreed to cease and desist from the stipulated violations in the future. The SEC acknowledged the efforts and cooperation of the Company's current Board of Directors and management and recognized that none of the current members of the Board of Directors or senior management were associated with or employed by the Company during the periods investigated. The Company and the Bank no longer employs the persons directly responsible for managing the IPF division during the period when the diversions occurred and the Company no longer uses the accounting firm auditing the Company at that time. None of the current members of the Company or Bank's board of directors served in those capacities during the period when the violations of the Securities and Exchange Act of 1934 occurred.

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

         FORMAL AGREEMENT WITH THE OCC: On November 19, 1998 the Board of Directors of the Bank entered into a Formal Agreement with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank was also required to achieve certain additional capital levels by December 31, 1999. .. The Bank initially was unable to achieve the capital requirements set forth in the Formal Agreement and after receiving an extension from the OCC , the Bank achieved the required level of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999 and has remained in compliance. At December 31, 2001 and 2000 the Bank met the capital levels required by the Formal Agreement with total risk-based capital of 14.86% and 15.99% of risk-weighted assets and Tier I leverage capital of 9.31% and 9.83% of adjusted total assets.

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

         The Formal Agreement also prohibits the Board of Directors from declaring or paying any dividends unless the Bank (1) is in compliance with 12 U.S.C. Sections 56 and 60 (see "Restrictions on Distribution of Subsidiary
Bank Dividends and Assets" under "Item 1. Business - Supervision and Regulation:
Regulation of Bank"), its approved capital program provided for in the Formal Agreement, and the capital levels set forth in the Formal Agreement, as more fully described above, and (2) has obtained the prior written approval of the OCC. The Bank remains subject to the Formal Agreement and management does no know when or if the OCC will agree to terminate the Formal Agreement.

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

         Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. As of December 31, 2001 the Bank has negative undivided profits of $(6,611,043). Payment of dividends out of undivided profits is further limited by 12 U.S.C. Section 60(a), which prohibits a national bank from declaring a dividend on its shares of common stock until its surplus equals its common capital, unless there has been transferred to surplus not less than 1/10th of the national bank's net income of the preceding half year in the case of quarterly or semi-annual dividends or not less than 1/10th of the national bank's net income of the preceding two consecutive half year periods in the case of annual dividends. The payment of dividends by the Bank is also subject to the provisions of 12 U.S.C. Section 60(b), which provides that no dividend may be declared or paid without the prior approval of the OCC if the total of all dividends, including the proposed dividend, in any calendar year exceeds the total of the Bank's net income for that year combined with its retained net income (or loss) of the preceding two years. The Bank incurred aggregated losses for fiscal years 2001 and 2000 in the amount of $4,018,716. Furthermore, under federal law, a bank cannot pay a dividend if after paying the dividend, the bank will be "undercapitalized." Moreover, the OCC may find a dividend payment that meets all of the foregoing statutory requirements to be an unsafe and unsound practice and on those grounds prohibit the dividend.

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

         On November 9, 1999 the OCC approved a $262,000 reduction of the Bank's surplus, the proceeds of which were up streamed to the Company, which together with a $60,000 capital contribution by certain officers and directors of the Company and a $139,000 federal income tax payment by the Bank to the Company, was sufficient to enable the Company to meet its September 30, 1999 interest obligations under the Notes and to pay certain other operating expenses. On March 28, 2000 the OCC approved another reduction in the Bank's surplus in the amount of $500,000 that enabled the Bank to meet its debt service obligations under the Notes and to pay for other operating expenses through March 31, 2000. In October 2000, certain current and former members of the Company's Board of Directors and an employee loaned the company $260,000 and another Director agreed to accept a $38,000 promissory note for fees due. The notes do not bear interest and matured January 2, 2002, except for the note for fees due, which matured on December 31, 2001. $260,000 of the notes are convertible, at the option of the holder, into common shares of the Company at the rate of $0.36 per share. The Company believes note holders will either renew under similar terms or convert the notes into common stock. During 2001, certain Board members loaned the Company $195,000 under the notes and purchased $351,900 of newly issued restricted stock to enable the Company to meet its cash obligations, including interest payments on the Notes. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs. The Company is attempting to negotiate with Note Holders to accept non-interest bearing notes, warrants to purchase Company stock, and/or a modified conversion feature in exchange for interest to be due over the next three years. The Company does not know if it will be successful in these negotiations.

         Until the restrictions under the Formal Agreement are lifted and the Bank satisfies the other statutory and regulatory requirements with respect to the payment of dividends, the Bank is precluded from paying a dividend to the

Company, without prior OCC approval. Under these circumstances it is highly unlikely that the Company would be able to rely on alternative sources of capital, such as borrowings from financial institutions or issuances of equity securities and subordinated debt instruments. Therefore, the Company for the foreseeable future is dependent on the OCC's approval of future dividends by the Bank to the Company or continued loans from certain directors. The OCC may not approve dividends by the Bank to the Company, particularly if the Bank is unable to commence operating profitably in the near future.

         In the event the Company is unable to make the required interest payments, the Company will be in default under the Notes for failure to pay accrued interest thereon. The Indenture pursuant to which the Notes are issued does not provide for any right of acceleration of the payment of the Notes as a result of any failure of the Company to timely pay principal of and interest on the Notes, or to comply with the covenants contained in the Indenture; the holder of the Notes (or the Trustee on behalf of the holders of all the Notes affected) may, however, in lieu of accelerating the maturity of the Notes, seek to enforce payment of such interest, principal or premium, if any, and the performance of such covenants or agreements. Furthermore, the Notes may be accelerated in the event of the bankruptcy, insolvency or reorganization of the Company. The initiation of any such course of action by the holders of the Notes in the event of the failure of the Company to meet its debt servicing obligations under the Notes could have a significant adverse impact on the future operations of the Company. The Company is attempting to negotiate with Note Holders and has offered them non-interest bearing notes, warrants to purchase Company stock, and/or modified conversion features in exchange for interest to be due over the next three years. The Company does not know if it will be successful in these negotiations.

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

         LIMITATIONS ON INTEREST CHARGES: Federal and Texas state laws generally limit the amount of interest and fees that lenders, including the Bank, may charge regarding loans. The applicable law, and the applicable limits, may vary depending upon, among other things, the identity, nature and location of the lender, and the type of loan or collateral. In Texas, the maximum interest rate applicable to most loans changes with changes in the average auction rate for United States Treasury Bills, but does not decline below 18% or rise above 24% (except for certain loans in excess of $250,000 for which the maximum annual rate may not rise above 28%). However, the interest that may be charged on an IPF loan is regulated by the Texas

Department of Insurance and is governed by the Texas Consumer Loan Law. The Texas Consumer Loan Law provides that for regular transactions (loans payable in consecutive monthly installments of substantially equal amounts with the first installment due within one month and 15 days after the date of the loan), the maximum interest rate may not exceed the amount of add-on rate equal to $18 per $100 per year on the first $1,380 and $8 per $100 on amounts of $1,380 up to $11,500. These amounts are subject to adjustments as of July 1 of each year under the Texas adjustment of dollar amounts provisions.

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

         CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES: FDIA requires the OCC to take "prompt corrective action" with respect to any national bank that does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well-capitalized" to "critically undercapitalized," and require or permit the OCC to take supervisory action regarding any national bank that is not at least "adequately capitalized." Under these regulations, a national bank is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and it is not subject to any order, written agreement or directive to meet and maintain a specific capital level for any capital measure. A national bank is considered "adequately capitalized" if it has a total risk-based capital ratio of

8% or greater, a Tier I risk-based capital ratio of 4% or greater, and a leverage capital ratio of 4% or greater (3% or greater if the institution was rated a CAMEL 1 in its most recent report of examination and is not experiencing significant growth), and the institution does not meet the definition of an undercapitalized institution. A national bank is considered "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution was rated CAMEL 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A "significantly undercapitalized" institution is one which has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%. A "critically undercapitalized" institution is one that has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

         Based on its capital ratios as of December 31, 2001, and exclusive of the Formal Agreement, the Bank meets the requirements to be categorized as "well capitalized" under the applicable regulations. However, if the Bank were to become undercapitalized and these restrictions were to be imposed, the restrictions, either individually or in the aggregate, could have a significant adverse effect on the operations of the Bank.

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

STATISTICAL DISCLOSURES

         The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures By Bank Holding Companies" for a specific reference as to the location of required disclosures included as a part of this Form 10-KSB as of and for the year ended December 31, 2001.

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

II.      SECURITIES PORTFOLIO

A. The following is a schedule of the carrying values of securities available for sale and other securities at December 31:

                                         2001            2000            1999
                                         ----            ----            ----
U.S. Treasury notes                  $        --     $        --     $        --
U.S. government agencies               9,082,196      11,861,766      10,509,965
State and county municipals                   --              --              --
Mortgage-backed securities               748,737         448,368         476,173
Other securities                         766,904         761,104       1,494,354
                                     -----------     -----------     -----------

  Total securities                   $10,597,837     $13,071,238     $12,480,492
                                     ===========     ===========     ===========


B. The following is a schedule of maturities for each category of securities available for sale and the related weighted-average yield of such securities as of December 31, 2001 (Other securities, which consists primarily of stock holdings in the Independent Bankers Corporation, the Federal Reserve Bank and the Federal Home Loan Bank are not considered in the calculation of total yield) :

                                 Within 1 Year             After 1 Year but         After 5 Years but         After 10 Years and
                                                            Within 5 Years           Within 10 Years           Other Securities
                               --------------------      --------------------      --------------------      --------------------
                                 Amount       Yield        Amount       Yield        Amount       Yield        Amount       Yield
                                 ------       -----        ------       -----        ------       -----        ------       -----
U.S. government agencies       $  198,796      1.72%     $8,375,980      3.59%     $  507,420      5.47%     $       --      -- %
Mortgage-backed securities        182,110      3.90              --        --          71,753      3.91         494,874      4.95
Other securities                       --        --              --        --              --        --         766,904        --
                               ----------                ----------                ----------                ----------
          Total                $  380,906      5.62       8,375,980     $3.59%     $  579,173      5.42       1,261,778     $4.95%
                               ==========                ==========                ==========                ==========


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

C. Excluding holdings of obligations of U.S. government agencies, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 2001.

III.     LOAN PORTFOLIO

A. Types of Loans - Total year-end loans and medical claims receivables are comprised of the following classifications:

                                         2001               2000               1999               1998               1997
                                    -----------------------------------------------------------------------------------------
Loans:
  Insurance premium financing       $   4,588,151      $   5,951,300      $  20,639,094      $  24,570,762      $  40,361,185
  Commercial loans                     13,311,170         10,919,098          8,841,027         29,424,509         23,171,566
  Consumer loans                        6,202,544          5,511,651          5,678,584          3,867,119         10,632,451
  Real estate loans                    38,296,528         37,280,209         32,558,724         42,047,938         26,668,598
                                    -------------      -------------      -------------      -------------      -------------
    Total loans                        62,398,393         59,662,258         67,717,429         99,910,328        100,833,800
  Less:  Unearned interest               (135,216)          (160,237)          (510,834)          (916,152)        (2,212,391)
    Allowance for credit losses        (1,266,463)        (1,263,961)        (1,434,041)        (1,961,840)          (950,809)
                                    -------------      -------------      -------------      -------------      -------------
  Total loans, net                  $  60,996,714      $  58,238,060      $  65,772,554      $  97,032,336      $  97,670,600
                                    =============      =============      =============      =============      =============

Medical claims receivables:
  Medical claims receivables,       $          --      $          --      $          --      $     646,378      $   7,381,040
     net of unearned interest

  Less:  Allowance for credit
           losses                              --                 --                 --           (141,184)        (4,307,885)
                                    -------------      -------------      -------------      -------------      -------------

    Total medical claims
     receivables, net               $          --      $          --      $          --      $     505,194      $   3,073,155
                                    =============      =============      =============      =============      =============


         The following table details the percentage of loans in each category to total loans as of December 31:

                                    2001        2000        1999        1998        1997
                                  -------------------------------------------------------
Loans:
  Insurance premium financing       7.35%       9.97%      30.48%      24.59%      40.03%
  Commercial loans                 21.33%      18.30%      13.06%      29.45%      22.98%
  Consumer loans                    9.94%       9.24%       8.38%       3.87%      10.54%
  Real estate loans                61.38%      62.49%      48.08%      42.09%      26.45%
                                  ------      ------      ------      ------      ------
    Total loans                   100.00%     100.00%     100.00%     100.00%     100.00%
                                  ======      ======      ======      ======      ======

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and home equity loans, insurance premium finance loans and consumer installment loans, as of December 31, 2001:

                                Within One      One Year to     After Five         Total
                                   Year         Five Years         Years
                                -----------     -----------     -----------     -----------
Fixed Rate:
  Commercial and commercial     $   758,663     $ 3,008,388     $   511,971     $ 4,279,0224
    real estate
  Real estate construction          972,841              --              --         972,841
                                -----------     -----------     -----------     -----------
      Total                     $ 1,731,503     $ 3,008,388     $   511,971     $ 5,251,862
                                ===========     ===========     ===========     ===========

Variable Rate:
  Commercial and commercial     $ 8,580,780     $ 3,632,394     $20,749,044     $32,962,218
    real estate
  Real estate construction        2,710,639              --              --       2,710,639
                                -----------     -----------     -----------     -----------
      Total                     $11,291,420     $ 3,632,394     $20,749,044     $35,672,858
                                ===========     ===========     ===========     ===========

C.       Risk Elements

         1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans.

(a), (b) & (c)                        2001           2000           1999           1998           1997
                                   ----------------------------------------------------------------------
Nonaccrual loans                   $  732,131     $1,282,785     $  705,969     $1,398,800     $   91,868
Loans 90 days or more past                 --             --         13,557        414,969         97,537
  due and still accruing
                                   ----------------------------------------------------------------------
    Total nonperforming loans      $  732,131     $1,282,785        719,526      1,813,769        189,405
Medical claims receivables                 --             --             --             --      4,183,064
  aged beyond 120 days
Other repossessed assets              737,000        960,155        825,245        205,877        158,271
                                   ----------------------------------------------------------------------

    Total nonperforming assets     $1,469,131     $2,242,940     $1,544,771     $2,019,646     $4,530,740
                                   ======================================================================


         There were no loans, which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15 (exclusive of loans included in total nonperforming loans in the above table).

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

         During 2001, $56 thousand -- would have been recorded on the above nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, no interest income was actually recorded on such loans.

(d) Impaired Loans - Information regarding impaired loans at December 31 is as follows:

                                         2001           2000           1999           1998           1997
                                      ----------------------------------------------------------------------
Year-end loans with allowance         $1,495,244     $1,941,947     $3,958,654     $3,640,069     $2,306,501
  allocated

Year-end loans with no                 1,217,478      1,256,490        414,419      1,614,945        505,443
  allowance allocated
                                      ----------------------------------------------------------------------
Total impaired loans                  $2,712,722     $3,198,437     $4,373,073     $5,255,014     $2,811,944
                                      ======================================================================
Amount of the allowance allocated     $  263,020     $  504,346     $  645,899     $  971,456     $  331,174
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

         2. Potential Problem Loans - At December 31, 2001 no loans were identified which management has serious doubts about the borrower's ability to comply with present loan repayment terms and which are not included in Item III.C.1., above.

         3. Foreign Outstandings - There were no foreign outstandings during any period presented.

         4. Loan Concentrations - At December 31, 2001 there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A. above.

D. Other Interest-Bearing Assets - At December 31, 2001 there were no other interest-bearing assets required to be disclosed under Item III.C.1. or 2. above, if such assets were loans.

E.    IV. SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the activity in the allowance for loan losses, average loan data and related ratios:

                                                   2001            2000              1999              1998              1997
                                                   ----            ----              ----              ----              ----
Beginning balance                             $   1,263,961    $   1,434,041     $   1,961,840     $     950,809     $   1,067,041

Charge-offs:
  Commercial loans                                 (121,455)         (78,628)         (602,922)         (555,230)          (32,519)

  Consumer loans                                    (58,838)         (65,522)         (254,334)         (305,333)         (332,889)

  Real estate loans                                      --          (23,971)         (249,848)          (10,058)          (38,046)

  Insurance premium finance                        (267,124)        (592,213)       (1,265,999)       (3,146,848)         (784,493)
                                              -------------    -------------     -------------     -------------     -------------
Total charge-offs                                  (447,417)        (760,334)       (2,373,103)       (4,017,469)       (1,187,947)
                                              -------------    -------------     -------------     -------------     -------------

Recoveries:

  Commercial loans                                   62,875           90,386            24,202            83,515             6,258

  Consumer loans                                     33,256           42,103            57,343            49,071            92,511

  Real estate loans                                   5,126           46,704            27,992            15,191            40,455

  Insurance premium finance                         348,662          445,703           930,195           526,996             7,998
                                              -------------    -------------     -------------     -------------     -------------

Total recoveries                                    449,919          624,896         1,039,732           674,773           147,222
                                              -------------    -------------     -------------     -------------     -------------

Net (charge-offs) recoveries                          2,502         (135,438)       (1,333,371)       (3,342,696)       (1,040,725)

Bank acquisition                                         --               --                --           820,625                --

Transfer from allowance for medical
claims receivable losses                                 --               --           668,636                --                --

Provision for credit losses on loans                     --          (34,642)          136,936         3,533,102           924,493
                                              -------------    -------------     -------------     -------------     -------------

Ending balance                                $   1,266,463    $   1,263,961     $   1,434,041     $   1,961,840     $     950,809
                                              =============    =============     =============     =============     =============

Average loans                                 $  61,465,810    $  62,707,632     $  82,725,870     $ 116,049,351     $ 103,321,220
                                              =============    =============     =============     =============     =============
Ratio of net charge-offs to average loans               --%             0.22%             1.61%             2.88%             1.01%
                                              =============    =============     =============     =============     =============

The following schedule presents an analysis of the activity in the allowance for medical claims receivable losses, average receivable data and related ratios:

                                                        1999              1998              1997
                                                        ----              ----              ----
Beginning balance                                    $   141,184       $ 4,307,885       $   217,734

Charge-offs                                              (12,707)       (4,428,530)       (2,156,355)

Recoveries                                               540,159           956,023             1,510
                                                     -----------       -----------       -----------
Net (charge-offs) recoveries                             527,452        (3,472,507)       (2,154,845)

Provision for medical claims receivable losses                --          (694,194)        6,244,996

Transfer to allowance for credit losses on loans        (668,636)               --                --
                                                     -----------       -----------       -----------

Ending balance                                       $        --       $   141,184       $ 4,307,885
                                                     ===========       ===========       ===========

Period end medical claims receivables,
  net of unearned interest                           $        --       $   646,378       $ 7,381,040
                                                     ===========       ===========       ===========

Average medical claims receivables                   $   206,432       $ 3,582,939       $ 9,044,262
                                                     ===========       ===========       ===========

Ratio of net charge-offs (recoveries)
  to average medical claims receivables                  (255.50)%           96.92%            23.83%
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

                                             2001           2000           1999           1998           1997
                                          ----------------------------------------------------------------------
Loans:

  Insurance premium financing             $   93,293     $  115,464     $  346,359     $  644,456     $  353,765

  Commercial loans                           480,346        386,314        352,833        450,724        152,117

  Installment loans                           22,020        132,017        187,370        351,246        234,798

  Real estate loans                          312,240        300,569        444,459        515,414        210,129

  Unallocated                                358,564        329,597        103,020             --             --
                                          ----------     ----------     ----------     ----------     ----------
    Total for allowance loan losses        1,266,463      1,263,961      1,434,041      1,961,840        950,809

Medical claims receivables                        --             --        141,184      4,307,885
                                          ----------     ----------     ----------     ----------     ----------

    Total allowance for credit losses     $1,266,463     $1,263,961     $1,434,041     $2,103,024     $5,258,694
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

V.    DEPOSITS

A. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

                                                  Average Amount Outstanding                    Average Rate Paid
                                                        During the Year                          During the Year
                                        ----------------------------------------------       ------------------------
                                            2001             2000             1999           2001      2000      1999
                                        ------------     ------------     ------------       ----      ----      ----
Noninterest-bearing demand deposits     $ 16,168,798     $ 17,111,610     $ 24,750,304         --%       --%       --%

Interest-bearing demand deposits          22,295,204       18,421,938       29,419,592       2.77%     3.37%     2.38%

Savings deposits                           3,290,143        3,437,995        6,019,141       2.22%     2.50%     2.27%

Time deposits                             39,956,954       42,457,749       57,460,935       5.36%     5.35%     5.00%
                                        ------------     ------------     ------------
    Total average deposits              $ 81,711,099     $ 81,429,292     $117,649,972       3.47%     4.14%     3.15%
                                        ============     ============     ============

B.    Other categories - not applicable.

C.    Foreign deposits - not applicable.

D. The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 2001:

Three months or less                           $  5,124,839

Over three through six months                     3,362,114

Six through twelve months                         4,094,395

Over twelve months                                1,811,474
                                               ------------

    Total                                      $ 14,392,822
                                               ============

E. Time deposits greater than $100,000 issued by foreign offices - not applicable.

VI.   RETURN ON EQUITY AND ASSETS

      This information is included in "Item 1. Business - Selected Financial Data."

VII.  SHORT-TERM BORROWINGS

      This item is not required for the Company because average outstanding balances of short-term borrowings during the years ended December 31, 2001 and 2000 were less than 30% of shareholders' equity at such dates.

ITEM 2.     PROPERTIES.

      The following chart provides information about the Company's existing facilities.

       BRANCH/OFFICE          SQ. FT.          LOCATION/OWNERSHIP
       Converse               3,750            9154 FM 78
                                               Converse, Texas 78109
                                               Owned

       Fort Worth             18,208           1501 Summit Avenue
                                               Fort Worth, Texas 76102
                                               Owned

       BRANCH/OFFICE          SQ. FT.          LOCATION/OWNERSHIP
       New Braunfels          1,250            1012 IH 35 South
                                               New Braunfels, Texas 78130
                                               Land is Leased, Building and
                                               premises are owned.

       San Antonio            2,800            426 Wolfe
                                               San Antonio, Texas 78216
                                               Owned

       Schertz                1,000            420 Schertz Parkway
                                               Schertz, Texas 78154
                                               Leased

       Universal City         12,000           600 Pat Booker Road
                                               Universal City, Texas 78148
                                               Owned

       Whitesboro             6,365            2500 Highway 82 East
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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to a vote of security holders at the Company's annual meeting of shareholders held October 17, 2001.

      Shareholders approved an amendment of the Amended and Restated 1998 Incentive Stock Option Plan of Surety Capital Corporation to allow tax qualified incentive stock options to be issued to all of the Company's employees, at the discretion of the of the compensation committee. Previously, only officers and other "key employees" were eligible to receive options under the plan. 5,841,485 voted for, 462,111 voted against and 165,609 abstained.

      Stockholders ratified the appointment of Weaver and Tidwell, L.L.P. as the Company's independent public accountants for the 2001 fiscal year. 4,843,885 voted for, 1,625,142 voted against and 178 abstained.

      Shareholders elected Richard N. Abrams, Charles M. Ireland, Garrett Morris, David F. Chappell, Thomas J. Kwentus, and Guy J. Butts to serve as members of the Company's Board of Directors for a one-year term.

The results of the voting for the election of Director was as follows:

Name of Nominee            For               Against        Abstain
Richard N. Abrams          5,841,485         462,111        165,609

Charles M. Ireland         5,821,485         462,111        165,609

Garrett Morris             5,841,985         461,111        165,609

David F. Chappell          5,841,485         462,111        165,609

Thomas J. Kwentus          5,842,485         461,111        165,609

Guy J. Butts               5,841,985         461,111        165,609

Milton M. Bley             5,841,485         462,111        165,609

      Shareholders defeated a stockholder proposal that "the officers of Surety Capital Corporation will enter into a contract or contracts for the best possible sale of all assets of the corporation and then the proceeds obtained from the sale will be used to pay off all debts and the remaining money will be distributed to all shareholders."1,050,790 voted for the proposal, 1,858,275 voted against the proposal, and 461,534 abstained.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET INFORMATION

      On October 25, 2001, the Company sold 932,964 shares of unregistered common stock for $932,000 or $0.27 per share. The Company did not use the services of any underwriter. The shares were sold at a 30% discount to reflect lack of liquidity associated with nonregistered shares. The Company relied on Regulation D of the Securities and Exchange Act of 1934, as amended, for exemption to registration as the recipients were officers, directors and other accredited investors. Funds were used to pay interest then due on the convertible subordinated notes.

      The following table sets forth, for the periods indicated, the high and low bid price per share of the Company's Common Stock as reported on the National Quotation Bureau for 2000 and 2001. The quotations provided reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

--------------------------------------------------------------------------------
                                                            High            Low
--------------------------------------------------------------------------------
2001 Fiscal Year

First Quarter                                               $0.65          $0.34
Second Quarter                                              $0.52          $0.41
Third Quarter                                               $0.58          $0.34
Fourth Quarter                                              $0.58          $0.26


--------------------------------------------------------------------------------
2000 Fiscal Year

First Quarter                                                ---            ---
Second Quarter                                              $0.69          $0.13
Third Quarter                                               $0.70          $0.38
Fourth Quarter                                              $0.50          $0.26

      As a result of the unavailability of current audited financial statements of the Company, on March 22, 2000, AMEX determined that the Company was not in compliance with its continued listing requirements. The Company's Common Stock is currently traded through the National Quotation Bureau (commonly known as "pink sheets") at any time that a broker agrees to make a market in the stock.

STOCKHOLDERS

      As of April 9, 2002, there were 414 record holders of the Company's Common Stock.

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
      (972) 447-9890

ANNUAL AND OTHER REPORTS, STOCKHOLDER AND GENERAL INQUIRIES

      Surety Capital Corporation is required to file an annual report on Form 10-KSB for its fiscal year ended December 31, 2001 with the Securities and Exchange Commission. Copies of the Form 10-KSB annual report and the Company's quarterly reports may be obtained without charge by contacting:

      Ms. Mary Jo Davis
      Surety Capital Corporation
      1501 Summit Avenue
      Fort Worth, Texas  76102
      (817) 335-5955

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

      In the following pages, management presents an analysis of the Company's financial condition and results of operations as of and for the year ended December 31, 2001, compared to 2000. This discussion is designed to provide stockholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes included elsewhere in this report.

ANALYSIS OF FINANCIAL CONDITION

      Total Assets. The Company's total assets totaled $95.6 million at December 31, 2001 compared to $93.2 million at December 31, 2000, an increase of $2.4 million, or 2.5%. The increase in assets was primarily the result of a $2.8 million growth in loan volumes. Loan growth was primarily funded by a $3.5 million increase in total deposits.

      Securities. Federal funds sold increased $1.2 million, or 13.5%, from $8.8 million at December 31, 2000 to $10.0 million at December 31, 2001. This increase in federal funds sold was primarily to temporarily invest funds available as a result of the decline in securities available for sale.

      Total securities available for sale were $10.6 million at December 31, 2001, a 18.9% decrease. The decline in investment securities is the result of issuing agencies calling higher interest coupon bonds and the Company's decision not to reinvest during a period of low yields. The Company invests primarily in U.S. Treasury notes, obligations of U.S. government agencies and corporations, municipal bonds, and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation and Government National Mortgage Association participation certificates. Other securities include stock holdings in the Independent Bankers Financial Corporation, the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas. All of the Company's securities are classified as available for sale. Management classifies securities as available for sale to provide the Company with the flexibility to provide for liquidity needs or to move such funds into loans as demand warrants. The Company held no derivative securities or structured notes during any period presented.

      Loans. At December 31, 2001 the net unrealized loss on securities available for sale totaled $17,710 compared to a net unrealized loss of $289,619 at December 31, 2000. This is primarily because the market value of bonds generally rises during times of falling interest rates, which occurred through 2001.

      Net loans increase $2.8 million, or 4.7%, from $58.2 million at December 31, 2000 to $61.0 million at December 31, 2001. IPF loans decreased $1.4 million or 22.9% from $6.0 million at December 31, 2000 to $4.6 million at December 31, 2001. The decrease is due primarily to the loss of customers and employees responding to the negative publicity associated with of the IPF refund diversion discussed earlier. Management is attempting to rebuild the division and is pursuing new business. A salesman was added to the division during 2001. The growth initiative was stymied by the September 11 terrorist attack on America as the Company provides a significant amount of premium financing to the trucking and transportation industry, which was adversely impacted. Commercial loans increased $2.4 million or 21.9% and real estate loans increased $1.1 million or 2.7%. While the Company is vigorously pursuing real estate and commercial loans to replace the loan decline at the IPF division and reinvest lower yielding Federal funds, it has not compromised its philosophy regarding pricing or underwriting standards for such loans during the year. Loan calling officers were added to four of the Company's San Antonio branches and two loan officers and a marketing officer were added to the Company's Fort Worth branch. The San Antonio loan officers joined the Company during the second and third quarters of 2001 while the Fort Worth personnel were recently recruited. The goal of the new calling officers is to solicit deposits and commercial loans.

      Total loans, net of unearned interest, as a percentage of total deposits increase slightly to 74.88% at December 31, 2001 compared to 74.69% at December 31, 2000.

      Other Assets. Net premises and equipment declined to $5.3 million at December 31, 2001 compared to $5.7 million at December 31, 2000, due primarily to $590,000 depreciation expense offset by $197,000 invested in new equipment . In 1999 the Bank purchased and remodeled an existing facility in downtown Fort Worth, Texas and relocated the main office operations from the former leased facility in Hurst, Texas. Additions to premises and equipment in connection with the new facility totaled $1.8 million.

      Other Real Estate Owned. Other real estate owned and repossessed assets totaled $737,000 at December 31, 2001 compared to $960,000 at December 31, 2000. The decline is due primarily to a $204,000 write-down in the carrying value of real estate represented by 212 lots in Wilson County acquired in settlement of loans during 1999. The Bank has listed its other real estate with area brokers but does not know how quickly the properties can be sold.

      Deposits. Deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts and individual retirement accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management based on the Company's liquidity requirements, growth goals and interest rates paid by competitors. The Company does not use brokers to attract deposits.

      Total deposits increased $3.5 million, or 4.4%, from $79.7 million at December 31, 2000 to $83.2 million at December 31, 2001. Noninterest-bearing deposits increased $1 million, or 6.5%, while savings, NOW and money market accounts increased $4.9 million, or 21.0%. Time deposits

$100,000 and over increased $43 thousand or 0.3% and other time deposits decreased $2.4 million, or 8.9%. The increase in deposits is due to the Company's addition of marketing staff during 2001 and may also be partly due to inflow of funds from customers switching money into liquid investments during a time of interest rate and stock market declines. The Company continues to lose certain deposits retained in connection with the sale of the Midlothian and Waxahachie branches in the second quarter of 1999. In order to obtain regulatory approval for the sale of the branches, the Company retained $8.5 million in time certificates of deposit and IRAs. Management believes that customers have elected not to renew these deposits as they have matured because the Company no longer has branch facilities in their market areas.

      At December 31, 2001, the Company's time deposits totaled $39.0 million, or 46.9% of total deposits compared to $41.4 million, or 52.0% of total deposits, at December 31, 2000. Substantially all of the Company's time deposits mature within five years. As of December 31, 2001, $33.1 million in time deposit were due to mature within one year. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such certificates will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company's bank can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

      Borrowings. Convertible subordinated debt totaled $4.4 million at December 31, 2001 and 2000. Convertible subordinated notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually. Details of these subordinated notes are discussed further in the notes to the consolidated financial statements. The Company was unable to pay the March 31, 2002 interest due under the notes. The Company is attempting to negotiate with Note Holders to accepts non-interest bearing notes, warrants for Company common stock, and/or modified conversion features in exchange for interest currently due and to be due over the next three years. Management does not know if it will be successful in these negotiations. Notes payable were $132,746 at December 31, 2001 compared to $297,746 last year. These notes represent loans from certain current and former members of the Board of Directors, which were made to enable the Company to pay interest on the convertible subordinated debt and other corporate expenses. These notes matured January 2, 2002 and do not bear interest. However, $95,000 these notes are convertible at the option of the note holder into shares of the Company's common stock at the rate of $0.36 per share and the note holders have indicated they will renew under similar terms. The remaining $37,746 was paid in January 2002. During 2001, the Company borrowed $195,000, repaid $40,000, and converted $320,000 to common stock.

COMPARISON OF RESULTS OF OPERATIONS

      NET INCOME.

      The Company's net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Provisions for credit losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes also affect net income.

      The Company realized a $1.6 million loss for 2001 compared to $4.1 million loss for 2000. Net loss per share was $0.23 for 2001 and $0.69 for 2000. Net loss as a percentage of average assets was 1.64% and 4.20% for 2001 and 2000 respectively. Net loss as a percentage of average shareholders' equity was 20.7% and 38.0% over the same two years.

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

      NET INTEREST INCOME. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Declining interest rates had a negative effect on the Company's net interest income. The average yield on federal funds sold, which represented 9.8% of total average earning assets during 2001, declined 259 basis points. In addition, the yield on securities declined 57 basis points as issuers called higher yielding securities.

      The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions through adjustments to the discount rate. The discount rate is the interest rate at which member institutions can borrow funds from the Federal Reserve, if necessary. The discount rate at December 31, 2000 was 6.0%. Through a series of twelve rate reductions, the FRB steadily lowered the discount rate to 1.25% at December 31, 2001. Over the same period, the Company's prime interest rate, the rate offered on loans to borrowers with strong credit, adjusted in a similar pattern. At December 31, 2001, 2000, and 1999, the prime rate was 5.00%, 9.50% and 8.50%, respectively. The average yield on federal funds sold fell from 6.40% during the fourth quarter of 2000 to 1.82% during the fourth quarter of 2001. The yield fell in direct correlation with the FRB discount rate.

      As of December 31, 2001 and 2000 the Company was in a positive gap position, or asset sensitive. The "gap" is the difference between the repricing of interest-earning assets and interest-bearing liabilities within certain time periods. Accordingly, the Company's interest-bearing assets will generally reprice more quickly than its interest-earning liabilities. Therefore, the Company's net interest margin is likely to increase in periods of rising interest rates in the market and decrease in periods of declining interest rates. The Company's asset sensitivity is due primarily to the decline in IPF loans and investment securities, which are typically fixed rate, to more asset rate sensitive federal funds sold, and commercial and commercial real estate loans.

      The Company's net interest margin decreased to 4.60% in 2001 from 5.06% in 2000. The average yield earned on interest-earning assets decreased 78 basis points while the average rate paid on interest bearing liabilities only declined 30 basis points. The disproportionate drop in yields earned compared to rates paid is due to primarily to the 259 basis point decline in the yield on federal funds sold and the 57 basis point decline in security yields. The yield on average loans fell 37 basis points due to a decline in IPF loans reinvested primarily in variable rate commercial loans. The average rate paid on interest-bearing liabilities was 4.61% in 2001 compared to 4.91% in 2000. The average interest rate spread deteriorated to 3.93% in 2001 compared to 4.30% in 2000. The ratio of average interest-earning assets to average interest-bearing liabilities was 117.2% in 2001 compared to 118.45% % in 2000 due primarily to a shift in the deposit composition from noninterest bearing demand deposits to interest bearing demand deposits.

      Net interest income decreased $346 thousand from $4.1 million in 2000 to $3.8 million in 2001. The decrease was due to decreases in the average net interest margin, net interest income presented as a return on average interest-earning assets, a shift from noninterest bearing demand deposits to interest bearing demand deposits partly offset by a $596 thousand increase in average earning assets.

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

      The $449,000 of recoveries on loans previously charged off exceeded the $447,000 of loan charge-offs in 2001 resulting in a $2 thousand increase in the allowance for possible credit losses. Net loans charged off during 2000 were $135,000 or 0.22% of average loans. The IPF division recorded $82 thousand net loan recoveries during 2001 compared to net loan charge-offs in 2000 of $147,000.

      The Company did not record a provision for loan loss expense in 2001 and recognized a negative $35,000 provision for loan losses in 2000. The year-end balance in the allowance for loan losses totaled $1.3 million at December 31, 2001 and 2000 and represented 2.03% of total loans outstanding at December 31, 2001 compared to 2.12% at December 31, 2000. The Company will report $169 thousand of net loan charge offs during the first quarter of 2002, which includes $88,000 of loans on non-accrual status at December 31, 2001. While management's analysis of the adequacy of the allowance for loan losses remains adequate, the Company might have to record a provision for loan loss expense during 2002 if loan growth warrants an increase or if general economic conditions deteriorate. Nonperforming loans, defined as loans past due 90 days or more and loans for which the accrual of interest has been discontinued, totaled $732,000 at December 31, 2001 and $1.3 million at December 31, 2001. Nonperforming loans as a percentage of total loans totaled 1.18% and 2.15%, respectively. Management will attempt to increase IPF loans but does not anticipate significant changes in loan portfolio risk in the near future, and will continue to monitor the appropriate factors when considering future levels of provisions and the allowance for loan losses. While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

      NONINTEREST INCOME. Noninterest income totaled $0.9 million in 2001 compared to $1.9 million in 2000, a $1 million decline. The 2000 amount includes $785,000 in other income recovered from fidelity bond claims related to losses incurred in prior periods. The $231 thousand decline in loan collection fees and late charges is primarily related to the decline in average IPF loans outstanding.

      NONINTEREST EXPENSE. Noninterest expense was $6.2 million for 2001 compared to $9.3 million for 2000. During 2000, the Bank recognized a 2.2 million impairment on long-lived assets loss. Salaries and employee benefit expenses declined $473 thousand due to a reduction in force during the second half of 2000. However, additional personnel were added in late 2001 and during the first quarter of 2002 to enhance the Company's calling efforts in the markets it serves and improve underwriting standards and general supervision.

The work force was reduced from 99 full time employees at December 31, 1999 to 62 at December 31, 2000 but rose to 78 at December 31, 2001.

      Other noninterest expense declined $306 thousand due primarily to a $217 thousand reduction in legal and professional fees and a $182 thousand in amortization of goodwill expense partly offset by a $83 thousand increase in director fees and a $204 impairment of other real estate loss. The decline in legal fees is primarily due to the fees paid in 2000 associated with the IPF review. The reduction in goodwill expense is due to a lower amount of goodwill subject to amortization after the $2.2 million impairment loss recognized in 2000. The 2001 expense represents the value of common stock awarded to directors. Note 11 of the notes to consolidated financial statements sets forth a table presenting in detail other noninterest expenses for each of the two years ended December 31, 2001.

      The $2.2 million impairment of long-lived asset expense in 2000 relates to the write down of goodwill associated with the San Antonio branches acquired in 1998 with the acquisition of TexStar. Non-compete agreements and employment contracts were not part of the purchase transaction. Several former TexStar officers and directors joined a competing bank in the San Antonio market and were able to solicit the business of their former customers in the area resulting in the loss of numerous commercial relationships to the competitor financial institution. The impairment loss recognizes the permanent decline in market value of goodwill recorded at the time of the TexStar Acquisition.

      The Company's efficiency ratio was 76.1% and 82.90% in 2001 and 2000, respectively. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains, fidelity bond recoveries, loss on impairment of long-lived assets and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for example, for every dollar of revenue the Company generated in 2001, the Company incurred $0.76 in overhead expenses. The Company's efficiency ratios for the comparable periods compare unfavorably to other financial institutions in the Company's peer group. However, management believes that this is due in large part because the Company operates more facilities and has a larger market area than other banks its size. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio would compare more favorably with larger institutions. The efficiency ratio should improve if the additional staffing is successful in its growth initiatives.

      INCOME TAXES. The change in income tax expense/(benefit) is primarily attributable to the 100% valuation reserve on deferred tax assets realized in 2000. The provision for income taxes totaled $840,000 in 2000 and there was no benefit in 2001. The Company has incurred losses for income tax purposes in excess of recovery available by carry back to prior periods resulting in net operating losses that carry forward to future tax years. As of December 31, 2001 and 2000, management concluded a valuation allowance for the net deferred tax asset was necessary, as management could not predict with any degree of certainty that the Company will realize the net deferred tax assets during the carry-forward period. Accordingly, a valuation reserve was recorded which had the effect of eliminating the tax benefit associated with losses recorded in 2001 and 2000 and reversing the accrued tax benefit in 2000 that was recorded in 1999.

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

                                                     Year ended December 31, 2001             Year ended December 31, 2000
                                                ------------------------------------     --------------------------------------
                                                 Average      Interest      Average       Average       Interest     Average
                                                 Balance       Income/        Rate        Balance       Income/       Rate
                                                 -------       Expense        ----        -------       Expense       ----
                                                               -------                                  -------
ASSETS

Interest-earning assets:

  Interest-bearing deposits and federal
    funds sold                                 $ 8,060,522    $ 302,749       3.76%     $ 5,996,006     $ 380,437      6.35%

  Securities                                    12,408,300      748,163                  12,636,332       834,602
                                                                               6.03                                     6.60
  Loans(1)                                      61,465,810    5,944,964        9.67      62,707,632     6,273,500      10.04
                                                ----------    ---------                  ----------     ---------
    Total interest-earning assets               81,934,632    6,995,876        8.54      81,338,970     7,488,539       9.21

 Noninterest-earning assets:

  Cash and due from banks                        3,997,790                                3,920,240

  Premises and equipment                         5,523,174                                6,010,433

  Accrued interest receivable                      465,715                                  579,013

  Other real estate owned                          897,013                                  543,607

  Other assets                                   3,260,172                                6,937,546

  Allowance for credit losses                  (1,341,873)                              (1,323,130)
                                               -----------                              -----------
    Total assets                              $ 94,736,623                             $ 98,006,679
                                              ============                             ============

LIABILITIES

Interest-bearing liabilities:

  Interest-bearing demand deposits            $ 22,295,204      618,091        2.77    $ 18,421,938       620,816       3.37

  Savings deposits                               3,290,143       72,986        2.22       3,437,995        85,997       2.50

  Time deposits                                 39,956,954    2,142,544        5.36      42,457,749     2,273,440       5.35
                                                ----------    ---------                  ----------     ---------
    Total interest-bearing deposits             65,542,301    2,833,621        4.32      64,317,682     2,980,253       4.63

  Other borrowed funds                           4,350,000      391,500        9.00       4,350,000       391,500       9.00
                                                 ---------      -------                   ---------       -------
    Total interest-bearing liabilities          69,892,301    3,225,121        4.61      68,667,682     3,371,753       4.91
                                                              ---------                                 ---------

Noninterest-bearing liabilities

  Noninterest-bearing deposits                  16,168,798                               17,111,610

  Other liabilities                              1,172,325                                1,406,428
                                                 ---------                                ---------
    Total liabilities                           87,233,424                               87,185,720

Shareholders' equity                             7,503,199                               10,820,959
                                                 ---------                               ----------
Total liabilities and equity                  $ 94,736,623                             $ 98,006,679
                                              ============                             ============
Net interest income                                          $3,770,755                                $4,116,786
                                                             ==========                                ==========
Net interest spread                                                           3.93%                                    4.30%
                                                                              =====                                    =====
Net interest margin                                                           4.60%                                    5.06%
                                                                              =====                                    =====

(1)   Calculated net of deferred loan fees and costs and unearned interest.

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

                                              2001 Compared to 2000
                                               Increase/(Decrease)
                                      -------------------------------------
                                       Change        Change         Total
                                       Due to        Due to         Change
                                       Volume         Rate          ------
                                       ------         ----
Interest Income:

  Interest-bearing deposits and
    federal funds sold                $ 106,529    $ (184,217)    $ (77,688)

  Securities                           (14,836)       (71,603)      (86,439)

  Loans                               (122,501)      (206,035)     (328,536)
                                      ---------      ---------     ---------
    Total interest income              (30,808)      (461,855)     (492,663)

Interest Expense:

  Interest-bearing demand deposits      117,971      (120,696)       (2,725)

  Savings deposits                      (3,583)        (9,428)      (13,011)

  Time deposits                       (134,091)          3,195     (130,896)
                                      ---------          -----     ---------
    Total deposits                     (19,703)      (126,929)     (146,632)

  Other borrowed funds                       --             --            --
                                             --             --            --
    Total interest expense             (19,703)      (126,929)     (146,632)
                                       --------      ---------     ---------

      Net interest margin             $(11,105)     $(334,926)    $(346,031)
                                      =========     ==========    ==========

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

      There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a gap analysis. As discussed above in management's analysis of net interest income, the gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the gap in order to achieve consistent return. The Company's asset and liability management policy is to maintain a gap position whereby the ratio of rate sensitive assets to rate sensitive liabilities is between 60.0% and 140.0% on a one-year time horizon. As of December 31, 2001 the Company was in a positive gap position so its assets will reprice more quickly than its liabilities. The continuous decline in interest rates during 2001 resulted in issuing agencies calling high yielding bonds carried in the Company's securities portfolio. The Company was not willing to reinvest in longer-term instruments during a period of low interest rates and instead invested in federal funds sold. This had the effect of making the Company more interest rate sensitive. One strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. Currently, $45.6 million, or 67.4%, of the Company's loan portfolio reprices on a regular basis or matures within one year. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. Federal funds sold were $10.1 million at December 31, 2001 and represented 12.3% of total interest earning assets. The Company also maintains all of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

      In addition to the gap analysis, management measures the Company's interest rate risk by computing estimated changes in net interest income. The Company's senior management and the Board of Directors Asset/Liability review committee review the exposure to interest rates at least quarterly. Exposure to interest rate risk is measured with the use of an interest rate sensitivity analysis software to determine the impact of hypothetical changes in interest rates, while the gap analysis is used to determine the repricing characteristics of assets and liabilities.

      Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates.

      As with any method of measuring interest rate risk, certain shortcomings are inherent. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making risk calculations.

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

      Cash and cash equivalents increased $3.4 million, or 30.7%, from $11.0 million at December 31, 2000 to $14.4 million at December 31, 2001 due primarily to a $2.5 million decline in securities available for sale. Cash and cash equivalents includes federal funds sold, which increased $1.2 million. The continuous decline in interest rates during 2001 resulted in issuing agencies calling high yielding bonds carried in the Company's securities portfolio. The Management was not willing to reinvest in longer-term securities during a period of low interest rates and instead invested in federal funds sold. This had the effect of increasing cash and cash equivalents. Cash and cash equivalents represented 15.1% of total assets at December 31, 2001 compared to 11.8% of total assets at December 31, 2000. Subject to regulatory approval under the Formal Agreement with the OCC, the Company's bank subsidiary has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the bank need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the bank's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

      As summarized in the Consolidated Statements of Cash Flows, the Company utilized $464 thousand of cash for its operating activities during 2001 compared to $1.4 million during 2000. $2.8 million was generated from the reduction in the investment portfolio during 2001 compared to $155 thousand in 2000. $2.8 million was invested in loan growth during 2001 compared to $6.7 million of cash generated during 2000 as a result of a declines in IPF loan portfolio. Deposit growth generated a $3.5 million increase in cash and equivalents during 2001 compared to $5.2 million used during 2000 to fund the reduction in deposits.

On a stand-alone basis, the Company had $29,000 in cash on hand as of December 31, 2001. The liquidity of the Company has been adversely affected by its inability to receive dividends from the Bank, which are limited by banking statutes and regulations and the Formal Agreement, discussed below. The subordinated convertible notes are obligations of the Holding Company and not the Bank. The Company met its cash obligations under the notes and other corporate cash needs by borrowing funds from its directors and selling them stock. During 2001, the Company issued $195,000 of notes to directors and sold them $351,000 in stock. $320,000 of notes issued during 2000 and 2001 were converted to common stock. In addition, director fees were paid in the form of restricted stock, which will be issued in 2002. There are no guarantees from any director, officer, or other party to lend funds or purchase Company stock in the future. The Company cannot pay the interest due or meet its cash obligations during 2002 unless holders of the notes agree to negotiations initiated by the Company. The Company has not made the interest payment due March 31, 2002. The Company is attempting to negotiate with Note Holders and has offered them non-interest bearing notes, warrants to purchase Company common stock, and/or a modified conversion features in exchange for interest currently due and interest to be due over the next three years. Management does not know if it will be successful in these negotiations

CAPITAL RESOURCES

      Total shareholders' equity decreased $703,000 primarily due to the $1.6 million net loss offset by the $179,000 decrease of the after-tax impact of unrealized losses on securities available for sale, issuance of $351,000 of common stock and conversion of $320,000 of notes payable to stock.

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

      As discussed above, the Bank is subject to more stringent capital requirements under the Formal Agreement. Under the Formal Agreement, the Bank was required to achieve, by March 31, 1999, a total risk-based capital ratio of at least 12% and a leverage ratio of at least 7.5%. As of December 31, 1999 the Bank was required to achieve a total risk-based capital ratio of at least 14%. At December 31, 1998 the Bank had total risk-based capital of 10.24% of risk weighted assets and Tier I leverage capital of 5.64% of adjusted total assets. The Bank failed to achieve the capital levels and the ratios required by the Formal Agreement by March 31, 1999. The Bank submitted a request to the OCC for an extension from March 31, 1999 to September 30, 1999 to meet the capital requirements of the Formal Agreement. The OCC granted the extension and the Bank achieved the required levels of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999, and has remained in compliance since that time. At December 31, 2001 and 2000 the Bank met the capital levels required by the Formal Agreement, with total risk-based capital of 14.86 and 15.99%, respectively, of risk-weighted assets and Tier I leverage capital of 9.31% and 9.83%, respectively, of adjusted total assets.

      The table below sets forth consolidated and Bank-only actual capital levels in addition to the capital requirements under the Formal Agreement and prompt corrective action regulations.

                                                                                                                  Minimum
                                                                                                                Requirements
                                                                                                                 To Be Well
                                                                                 Formal                         Capitalized
                                                                               Agreement at      For Capital    Under Prompt
                                             Actual Year-End Capital Ratios    December 31,       Adequacy         Action
                                                 2001            2000             2000            Purposes       Requirement
                                             ------------------------------    ------------      -----------    ------------
Leverage Ratio:

  Tier I capital to average assets

    Consolidated                                  4.98%           5.17%            --               4.00%           5.00%
    Bank                                          9.31%           9.83%            7.00%            4.00%           5.00%

Risk-Based Capital Ratios:

  Tier I capital to risk-weighted assets

    Consolidated                                  6.92%           7.76%            --               4.00%           6.00%
    Bank                                         13.6%           14.75%            6.00%            4.00%           6.00%

  Total capital to risk-weighted assets

    Consolidated                                 11.64%          12.88%            --               8.00%          10.00%
    Bank                                         14.86%          15.99%            14.00%           8.00%          10.00%

      As of December 31, 2001 the Company and the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions, other than continued operating losses, subsequent to December 31, 2001 that would change the Company's or the Bank's capital category. The Company is without significant assets other than its ownership of all the common stock of the Bank and is entirely dependent upon dividends received from the Bank or loans from its Directors or employees in order to meet its cash obligations, including debt service on the Notes. Under the Formal Agreement the Bank is currently precluded from declaring and paying any dividends without prior OCC approval.

      On November 9, 1999 the OCC approved a $262,000 reduction of the Bank's surplus, the proceeds of which were upstreamed to the Company, which, together with a $60,000 capital contribution by certain officers and directors of the Company and a $139,000 federal income tax payment by the Bank to the Company, was sufficient to enable the Company to meet its September 30, 1999 interest obligations under the Notes and to pay certain other operating expenses. Additionally, on March 28, 2000 the OCC approved another reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. The OCC will not approve future reductions in the Bank's surplus until the Bank is unable to commence operating profitably in the near future. The Bank remains subject to the Formal Agreement and management does no know when or if the OCC will agree to terminate the Formal Agreement.

      In 2000, certain current and former members of the Company's Board of Directors and an employee loaned the Company $260,000 and another director accepted a promissory note in exchange for professional fees due to the director's firm, which was settled at a discount in January, 2002. The notes do not bear interest and matured January 2, 2002. $260,000 of the notes are convertible, at the option of the note holder, into shares of common stock at the rate of $0.36 per share. Management is in the process of renegotiating those notes with the holders. During 2001 the Company issued $195,000 of notes to directors and sold them $351,000 in stock. $320,000 of notes issued during 2000 and 2001 was converted to common stock and $40,000 of the notes were paid off. In addition, director fees were paid in the form of restricted stock, which will be issued in 2002. Advances under the notes were evidenced by non-interest bearing notes convertible into the Company's common stock at the lower of $0.36 per share or 75% of the average bid price during the ten day period prior to any advance. There are no commitments from the directors to provide operating capital or from regulatory authorities allowing the bank to declare dividends in the near future. The Company has no other sources of liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

      During the second and third quarters of 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," SFAS No142 "Goodwill and Other Intangible Assets," SFAS No 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets,"

SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before the initial application of the standard, and indefinite-lived intangible assets will not be amortized but will be tested for impairment at least annually. Identified finite-lived intangible assets will be amortized over their useful lives and reviewed for impairment when circumstances warrant. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any ultimate impairment loss recognized must be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test must be performed in the year of adoption of the standard. The new standard is required to be applied prospectively. As required, the Company adopted SFAS No. 142 on January 1, 2002, and estimates that the elimination of goodwill amortization will reduce noninterest expense by approximately $262,000 for 2002.

      SFAS No 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting, and prohibits the use of the pooling of interests method for such transactions. It also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. SFAS No. 143, which addresses the diversity in practice for recognizing asset retirement obligations, is effective for fiscal years beginning after June 15, 2002. SFAS No. 144, addresses financial accounting and reporting for the impairment or disposal of long-lived assets and resolves accounting and implementation issues related to previous pronouncements. The Company does not expect that the pronouncement will have a material effect on the Company's financial position or results of operation.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      The change in accountants to Weaver and Tidwell, LLP was reported on form 8-K filed on October 26, 2001. On October 19, 2001, the Company engaged Weaver and Tidwell, LLP, of Fort Worth, Texas as the independent accounting firm to audit the consolidated financial statements of the Company, for the fiscal year ended December 31, 2001. During the Company's fiscal years ended December 31, 2000 and 1999 and the subsequent period prior to engaging weaver and Tidwell, LLP, the Company (or anyone on its behalf) did not consult Weaver and Tidwell, LLP regarding:

      (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; and as such no written report was provided to the

            Company and no oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or

      (ii) any matter that was either the subject of disagreement or a reportable event.

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

      The following table sets forth certain information relating to the directors and executive officers of the Company as of March 31, 2002:

     NAME                AGE                            POSITION
Richard N. Abrams        60       Chairman of the Board, Chief Executive Officer and Director
Charles M. Ireland       54       Director  and President
David F. Chappell        58       Director
Thomas J Kwentus         51       Director
Guy J. Butts             30       Director and President Whitesboro branch
Jim Finley                        Director
Mary Jo Davis            49       Vice President and Chief Financial Officer

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

      MARY JO DAVIS has served as Vice President and Chief Financial Officer of the Company and the Bank since March 2002, as Vice President and Controller of the Company and the Bank since June 2000 and from September 1999 was Assistant Comptroller of the bank. From January 1996 to August 1999, she was a financial analyst with Ratheon Corporation. Ms. Davis is a certified public accountant.

      DAVID CHAPPELL has served as a director of the Bank and Company since 2001. He is an attorney and a partner with Chappell, Hill & Lowrance, and L.L.P. in Fort Worth, Texas.

      THOMAS J. KWENTUS has served as a director of the Bank and Company since 2001. He is a certified public accountant and owns his own private practice in Fort Worth, Texas.

      GUY J. BUTTS has served as President of the Whitesboro Bank Center of Surety Bank since 2001 and as a director of the Bank and Company since 2001. Prior to joining the bank, Mr. Butts was with First National Bank of Durant and the American Bank of Texas.

      JIM FINLEY has served as a director of the Bank and Company since January 2002. He is a certified public accountant and principal with Finley Resources, Fort Worth, Texas. Mr. Finley owns interests in producing oil wells and manages commercial buildings. He serves on the board of directors of OEC Compression, Corp., a publicly traded provider of natural gas compression services.

      No family relationships exist among the executive officers and directors of the Company. Other than Mr. Finley, no director presently holds any other directorships in companies with a class of securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 of that act.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than ten percent (10%) of the Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file with the SEC.

      The Company's management is currently reviewing the compliance of its officers, directors and 10% stockholders with their Section 16 reporting obligations. While management believes that no person has incurred any short-swing liability under Section 16, management believes that no Section 16 reports were filed in 2001.

ITEM 10.    EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

      The following table provides certain summary information concerning compensation paid or accrued by the Company and the Bank to or on behalf of the Company's Chairman of the Board and Chief Executive Officer. There were no other executive officers that earned over $100,000 in 2000.

                           SUMMARY COMPENSATION TABLE
                              ANNUAL COMPENSATION

                  NAME AND                        YEAR    SALARY($)(1)     BONUS($)      ALL OTHER
             PRINCIPAL POSITION                                                        COMPENSATION
                                                                                           ($)
Richard N. Abrams,  Chairman and Chief            2001        ---        $61,872(2)      $4,760(3)
Executive Officer(4)
Charles M. Ireland                                2001      $113,249         $---          $---
Chairman of the Board until March, 2001 and       2000      $105,500         $---          $---
Chief Executive Officer President of the          1999      $44,250          $---          $---
Company; President and Chief Executive
Officer of the Bank (5)

----------
      (1) Includes salary and directors' fees paid by the Bank, before any salary reduction for contributions to the Bank's Savings Plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") and the value of car allowance.

      (2) Represents the discounted value of 400,000 shares of restricted Company common stock awarded to Mr. Abrams for services provided to the Company. The stock is not registered.

      (3) Represents the discounted value of 20,000 shares of restricted, unregistered Company common stock for Board of Director and Committee meeting attendance. No value is included for the value of lodging provided to Mr. Abrams while in Texas.

      (4) Mr. Abrams became Chief Executive Officer in March, 2001. The Company was not required to report Mr. Abrams' compensation in prior years and, therefore, the Company is only reporting his compensation for 2001.

      (5) Mr. Ireland served as Chief Executive Officer of the Company from September 1999 to March 2001.In March 2001, Mr. Ireland was named President and no longer serves as Chief Executive Officer or the Chairman of the Board.

STOCK OPTION PLANS

      OPTION GRANTS. No stock options were granted in fiscal year 2001 to Mr. Ireland.

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

                          AGGREGATED OPTION EXERCISES
                              IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                                Value of
                                                            Number of         Unexercised
                                                           Unexercised        In-the-Money
                                                            Options at         Options at
                                                            FY-End (#)         FY-End ($)
                            Shares           Value       -----------------------------------
                           Acquired        Realized        Exercisable/       Exercisable/
      Name              on Exercise (#)     ($)(1)        Unexercisable     Unexercisable(2)
--------------------------------------------------------------------------------------------
Richard N. Abrams             ---            $---           2,000/---         $2,000/$---
Charles M. Ireland            ---            $---        66,667 / 33,333        $0 / $0

----------
      (1) No incentive stock options were exercised in 2001 by the named executive officers.

COMPENSATION OF DIRECTORS

      The Company's and the Bank's Board of Directors consist of the same members and both organizations hold meetings on the same dates. In 2001, the Bank discontinued payment of cash director fees and does not plan to pay director cash fees in the near future. The Company awarded each non-employee director 2,000 shares of restricted stock for each board of director meeting attended and 1,000 shares for each committee meeting attended plus additional shares as approved by the compensation committee. During 2001, a total of 50,000 shares were awarded for attendance at board of director meetings and a total of 31,000 shares were awarded for attendance at committee meetings. In addition, 500,000 shares were issued based on the recommendation of the compensation committee. In addition, Mr. Chappell was awarded 120,000 restricted shares, Mr. Bley was awarded 100,000 restricted shares, Mr. Kwentus was awarded 45,000 restricted shares, Mr. Finley was awarded 20,000 restricted shares and Mr. Morris was awarded 10,000 restricted shares. These awards were based extraordinary efforts by the recipients as determined by the Compensation Committee composed of Mr. Bley and Mr. Chappell. In 2002, the Company will continue the same practice of awarding shares for board of director and committee meetings as practiced in 2001.

      The Company has adopted the 1996 Stock Option Plan for Directors (the "1996 Directors Plan") and the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1997 Directors Plan"). Under the 1996 and 1997 Directors Plans, an aggregate of 250,000 shares of Common Stock of the Company were set aside for issuance pursuant to the exercise of options granted thereunder, of which 178,000 shares are subject to outstanding options and 56,000 shares remain available for grant. The 1996 Directors Plan is a formula plan pursuant to which annual options are automatically granted to directors of the Company who are not employees of the Company or the Bank at fair market value. All options under the 1996 Directors Plan are non-qualified stock options, and vest one year following the date of grant. On the first business day of each calendar year, each non-employee director is automatically granted an option to purchase 2,000 shares of Common Stock of the Company at 100% of fair market value on the grant date. In 2001, each non-employee director of the Company received an option to purchase 2,000 shares of Common Stock of the Company at an exercise price of - per share. The 1997 Directors Plan provided for the one time grant of 25,000 non-qualified stock options to directors of the Company who were not employees of the Company or the Bank at fair market value. In 1997, each non-employee director of the Company received an option to purchase 25,000 shares of Common Stock of the Company at exercise prices ranging from $4.18 to $5.375 per share. These options vest over five years. Currently, 140,000 options remain outstanding pursuant to the 1997 Director's Plan.

      The Company adopted the 2000 Non-Qualified Stock Option Plan for Advisory Directors. Under the provisions of the plan, 100,000 shares were allocated for non-qualified stock options to advisory directors. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become fully exercisable based on a vesting schedule as determined by the Compensation Committee of the Board of Directors on the date of grant. On November 6, 2000, grantees were awarded options to acquire 28,000 shares of common stock of the Company at $0.55 per share, which vest and become fully exercisable one year from the date of grant.

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

      The plan was amended in 2001 to allow for the award of options to all employees.

      POST RETIREMENT SERVICES AGREEMENT. The Company and the Bank are parties to a post retirement services agreement with C. Jack Bean in recognition of his activities as a founder of the Company and of his long tenure as the principal executive officer of the Company and the Bank. Under the agreement, the Company must provide Mr. Bean payments, payable in annual, monthly or bi-monthly installments, and totaling $53,825 per year. Additionally, the Company must provide or reimburse Mr. Bean for the cost of health, accident and medical insurance coverage that is equivalent to the coverage provided to those persons serving from time to time as the senior executive officers of the Company. The Company's obligation under the agreement terminates at the earlier of death or when Mr. Bean reaches 85 years of age. All amounts payable under the agreement are accelerated and become due immediately upon a change in control (as defined in the agreement). The Company may terminate the agreement for cause (as defined in the agreement) or upon disability of the former Chairman.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BY MANAGEMENT

      The following table shows beneficial ownership of shares of Common Stock of the Company by all current directors and executive officers of the Company named in "Item 10. Executive Compensation" individually, and together with all current executive officers of the Company as a group, as of March 26, 2001:

--------------------------------------------------------------------------------
      Name of Individual                      Amount and            Percent
         or Number of                         Nature of           of Class (2)
       Persons In Group                       Beneficial
                                             Ownership (1)
--------------------------------------------------------------------------------
Richard N. Abrams                            1,489,069(3)            16.36%

Charles M. Ireland                              66,667(4)               *

David F. Chappell                              318,906(5)             3.50%

Thomas J. Kwentus                               62,554(6)               *

Guy J. Butts                                         0                  -

Jim Finley                                     286,185(7)             3.14%

Mary Jo Davis                                        0                 --

All directors and                            2,223,381               24.425%
executive officers as
a group (7 persons)

----------
*     Less than 1% of all the issued and outstanding shares of Common Stock.

      (1) Based on information furnished by persons named and, except as otherwise indicated below, each person has sole voting and dispositive power with respect to all shares of Common Stock owned by such person.

      (2) Based on 9,103,405 shares of Common Stock, which includes 7,994,852 shares of Common Stock issued and outstanding at April 16,2002, and shares convertible or exercisable within sixty (60) days which are deemed outstanding for a specific stockholder pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934. Shares convertible or exercisable within thirty days consist of , 68,667 shares currently exercisable under employee and director option plans, 776,000 shares awarded during 2001 but not yet issued to existing and prior directors, and 236,886 convertible under terms of director notes,.

      (3) Includes 208,332 shares of Common Stock which are convertible from notes, 420,000 shares awarded as compensation and director fees during 2001 but not yet issued, and 2,000 shares which Mr. Abrams has the right to acquire within sixty (60) days from the date hereof. Also includes 11,250 shares owned by Funeral Financial Services, Inc., a company under the control of Mr. Abrams and 37,037 shares over which Mr. Abrams has joint voting power with his spouse.

      (4) Includes 66,667 shares of Common Stock that Mr. Ireland has the right to acquire within sixty (60) days from the date hereof.

      (5) Includes Include 27,777 shares of Common Stock that are convertible from notes and 139,000 shares of Common Stock awarded as director and committee fees during 2001 but not yet issued.

      (6) Includes 57,000 shares of Common Stock awarded as director and committee fees during 2001 but not yet issued..

      (7) Includes 31,000 shares of Common Stock awarded as director and committee fees during 2001 but not yet issued. (8) Includes 263,886shares of Common Stock, which the directors and executive officers have a right to acquire within sixty (60) days from the date hereof pursuant to options or convertible notes.

5.0% STOCKHOLDERS

      The following table sets forth certain information with respect to stockholders of the Company who were known to be beneficial owners of more than five percent (5%) of the issued and outstanding shares of the Common Stock of the Company as of April 16, 2002, except for Richard N. Abrams, whose ownership interest is disclosed in the preceding table.

--------------------------------------------------------------------------------
       Name and Address                       Amount and Nature       Percent
      of Beneficial Owner                       of Beneficial       of Class(2)
                                                Ownership(1)
--------------------------------------------------------------------------------
Carlson Capital, L.P. (3)                          519,300            5.70%
301 Commerce Street, Suite 3300
Fort Worth, Texas  76102

Pine Capital Management, Incorporated (4)          509,546            5.60%
353 Sacramento Street, 10th Floor
San Francisco, California  94111

Rodney Abrams (5)                                1,034,314           11.36%
141 West Jackson Suite 1310 A
Chicago, Illinois, 60604

Cullen W. Turner (6)                               471,377            5.18%
2501 Norwood Drive
Hurst, Texas 76054

----------
      (1) Based on information furnished by the entities named and, except as otherwise indicated below, each entity has sole voting and dispositive power with respect to all shares of Common Stock owned by such entity.

      (2) Based on 9,103,405 shares of Common Stock, which includes 7,994,852 shares of Common Stock issued and outstanding at April 16,2002, and shares convertible or exercisable within sixty (60) days, which are deemed outstanding for a specific stockholder pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934 (3) As reported on a Schedule 13D/A filed on April 26, 1999 with the SEC.

      (4) As reported on a Schedule 13G/A filed on January 18, 2002. Pine Capital Management, Incorporated has shared dispositive power with its clients, none of which own over five percent (5%) of the issued and outstanding shares of the Company, and no voting power with respect to these shares

      (5) As reported on a Schedule 13G filed on March 31, 2001, as adjusted by 459,259 issued October 25, 2001 under the conversion features of a note.

      (6)   As reported on a Schedule 13D filed on January 31, 2001.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Certificate of Incorporation of the Company limits the liability of directors to the full extent permitted by Delaware law. The Certificate of Incorporation also provides that the Company will indemnify directors and officers to the full extent provided by Delaware law.

      On January 18, 2000 the Company and the Bank entered into indemnification agreements with all members of the Board of Directors and one executive officer. The agreements provide that in consideration of each indemnitee's service as an officer or director after the date of the agreement, the Company or the Bank will hold harmless and indemnify the indemnitee to the full extent authorized or permitted by law if he or she is made a party to or a participant in certain proceedings by reason of his or her service as director, officer, employee or agent or fiduciary of the Company or the Bank or of any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise which such person is or was serving at the express written request of the Company or the Bank, as further specified in the agreements. The only person still covered by the agreement is Charles Ireland. The Company plans to enter into a similar indemnification agreement with current members of the Board of Directors.

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

      During 2001 the Company paid $127,000 for legal services to Chappell, Hill & Lowrance, L.L.P. in Fort Worth, Texas, a law firm in which David Chappell is a partner. Mr. Chappell is a director of the Company. Mr. Chappell also loaned the company funds under the non interest bearing notes discussed below.

      During 2001 the Company issued $195,000 of notes to directors and sold them $351,000 in stock. $320,000 of notes issued during 2000 and 2001 were converted to common stock. In 2000, certain current and former members of the Company's Board of Directors and an employee loaned the Company $260,000 and another director accepted a promissory note in exchange for professional fees due to the director's firm. The notes do not bear interest and matured January 2, 2002. $260,000 of the notes are convertible, at the option of the note holder, into shares of common stock at the rate of $0.36 per share Notes issued during 2001 are convertible into the Company's common stock at the lower of $.36 per share or 75% of the average bid price during the ten day period prior to any advance.

ITEM 13.    EXHIBITS AND REPORTS OF FORM 8-K

      (a) EXHIBITS. The Exhibit Index, located directly after the signature pages, is incorporated herein by reference.

      (b) REPORTS ON FORM 8-K. The Company filed a form 8-k on October 26, 2001, reporting a change in the registrant's certifying accountant.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SURETY CAPITAL CORPORATION

Date:  April 16, 2002                 By: /s/ Richard N. Abrams
                                          --------------------------------------
                                      Richard N. Abrams, Chief Executive Officer

                                      By: /s/ Mary Jo Davis
                                          --------------------------------------
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer and Chief
                                      Accounting Officer)




      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on this 16th day of April, 2001.

           Signature                                               Capacity
           ---------                                               --------
/s/ Richard N. Abrams                         Chairman of the Board, Chief Executive Officer and
----------------------------------            Director (Principal Executive Officer)
    Richard N. Abrams

/s/ Charles M. Ireland                        President and Director
----------------------------------
    Charles M. Ireland

/s/ David F. Chappell                         Director
----------------------------------
    David F. Chappell

/s/ Thomas J. Kwentus                         Director
----------------------------------
    Thomas J Kwentus

/s/ Guy J. Butts                              Director
----------------------------------
    Guy J. Butts

/s/ Jim Finely                                Director
----------------------------------
Jim Finley

                                INDEX TO EXHIBITS

--------------------------------------------------------------------------------------------------------------------------
                                                                         Incorporated
                                                                          Herein by                             Filed
   Exhibit No.            Description                                    Reference To                          Herewith
--------------------------------------------------------------------------------------------------------------------------
     3.01       Certificate of Incorporation, as        Filed with the Company's Form 10-K dated December
                amended                                 31, 1993 and incorporated by reference herein.

     3.02       Form of Common Stock certificate        Filed with the Company's Form 10-K dated December
                (specimen)                              31, 1993 and incorporated by reference herein.

     3.03       Restated Bylaws of the Company          Filed with the Company's Form 10-K dated December
                                                        31, 1994 and incorporated by reference herein.

     4.01       Indenture dated as of March 31, 1998    Filed with the Company's Form 10-Q for the
                between the Company and Harris Trust    quarter ended March 31, 1998 and incorporated by
                and Savings Bank, Chicago, Illinois,    reference herein.
                as trustee

     4.02       Form of Notes (included in Exhibit      Filed with the Company's Form 10-Q for the
                4.02)                                   quarter ended March 31, 1998 and incorporated by
                                                        reference herein.

     4.03       Form of Note Purchase Agreements        Filed with the Company's Registration Statement
                dated March 31, 1998                    No. 333-57601 on Form S-3 and incorporated by
                                                        reference herein.

    10.01       Surety Capital Corporation 1988         Filed with the Company's Form 10-K dated December
                Incentive Stock Option Plan             31, 1991 and incorporated by reference herein.

    10.02       Surety Capital Corporation 1995         Filed with the Company's Form 10-K dated December
                Incentive Stock Option Plan             31, 1994 and incorporated by reference herein.

    10.03       Surety Capital Corporation Amended      Filed with the Company's Form 10-K dated December
                and Restated Stock Option Plan for      31, 1996 and incorporated by reference herein.
                Directors, and Form of Stock Option
                Agreement

    10.04       Surety Capital Corporation 1997         Filed with the Company's Form 10-K dated December
                Non-Qualified Stock Option Plan for     31, 1997 and incorporated by reference herein.
                Officers and Key Employees, and Form
                of Stock Option Agreement

    10.05       Surety Capital Corporation 1997         Filed with the Company's Form 10-K dated December
                Non-Qualified Stock Option Plan for     31, 1997 and incorporated by reference herein.
                Non-Employee Directors, and Form of
                Stock Option Agreement

    10.06       Amended and Restated Post Retirement    Filed with the Company's Form 10-K dated December
                Services Agreement Between Surety       31, 1998 and incorporated by reference herein.
                Capital Corporation, Surety Bank,
                National Association and C. Jack
                Bean, dated November 1, 1998

    10.07       Surety Capital Corporation Amended      Filed with the Company's Proxy Statement for the
                and Restated 1998 Incentive Stock       Annual Meeting of Stockholders held on May 21,
                Option Plan                             1998 and incorporated by reference herein.

    10.08       Earnest Money Contract between Curtis   Filed with the Company's Form 10-K dated December
                F. Nooner, Norman S. Moize, and         31, 1999 and incorporated by reference herein.
                Waldron Property Company No. Two,
                L.P., as seller, and Surety Bank,
                National Association, as purchaser,
                dated April 29, 1999, and First
                Amendment to Earnest Money Contract,
                dated June 25, 1999

    10.09       Form of Redeemable Convertible          Filed with the Company's Form 10-K dated December
                Promissory Note between Surety          31, 1999 and incorporated by reference herein.
                Capital Corporation and C. Jack Bean,
                Charles M. Ireland, Margaret E.
                Holland, Aaron M. Siegel, Garrett
                Morris, Cullen W. Turner, William B.
                Byrd, Michael L. Milam and Lloyd W.
                Butts, and related Warrant, dated
                October 29, 1999

    10.10       Form of Indemnification Agreement       Filed with the Company's Form 10-K dated December
                between Surety Capital Corporation      31, 1999 and incorporated by reference herein.
                and William B. Byrd, Lloyd W. Butts,
                Charles M. Ireland, Margaret E.
                Holland, Michael L. Milam, Garrett
                Morris, Cullen W. Turner and John D.
                Blackmon, dated January 18, 2000

    10.11       Form of Indemnification Agreement       Filed with the Company's Form 10-K dated December
                between Surety Bank, National           31, 1999 and incorporated by reference herein.
                Association and William B. Byrd,
                Lloyd W. Butts, Charles M. Ireland,
                Margaret E. Holland, Michael L.
                Milam, Garrett Morris, Cullen W.
                Turner and John D. Blackmon, dated
                January 18, 2000


    10.12       Employment Agreement between Surety    Filed with the Company's Form 10-K dated December
                Capital Corporation, Surety Bank,      31, 2001 and incorporated by reference herein.
                National Association and Charles M.
                Ireland, dated January 14, 2001


    10.13       Form of Redeemable Convertible         Filed with the Company's Form 10-K dated December
                Promissory Note between Surety         31, 2001 and incorporated by reference herein.
                Capital Corporation and various
                directors and an employee, dated
                October 2, 2000

    16.01       Letter from PricewaterhouseCoopers      Filed with the Company's Form 8-K/A (Amendment
                LLP to the Securities and Exchange      No. 1) dated June 3, 1999 and incorporated by
                Commission dated June 11, 1999          reference herein.

    21.01       Subsidiaries of the Registrant                                                                 X

    23.01       Consent of Weaver and Tidwell, L.L.P.                                                          X

                           SURETY CAPITAL CORPORATION

                                FINANCIAL REPORT

                                DECEMBER 31, 2001

                                 C O N T E N T S

                                                                            Page

INDEPENDENT AUDITOR'S REPORT.............................................    F-1

INDEPENDENT AUDITOR'S REPORT.............................................    F-2

FINANCIAL STATEMENTS

   Consolidated Balance Sheets...........................................    F-3

   Consolidated Statements of Operations.................................    F-4

   Consolidated Statements of Comprehensive Loss.........................    F-5

   Consolidated Statements of Shareholders' Equity.......................    F-6

   Consolidated Statements of Cash Flows.................................    F-7

   Notes to Consolidated Financial Statements............................    F-9

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and shareholders of Surety Capital Corporation
Fort Worth, Texas

We have audited the accompanying consolidated balance sheet of Surety Capital Corporation as of December 31, 2001, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surety Capital Corporation as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U. S. generally accepted accounting principles.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
March 26, 2002

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

                                          /s/ Fisk & Robinson, P.C.
                                          Fisk & Robinson, P.C.


Dallas, Texas
March 2, 2001, except as to Note 21,
 for which the date is April 2, 2001

                           SURETY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                      2001             2000
                                                  ------------     ------------
                      ASSETS

Cash and due from banks                           $  4,387,913     $  2,198,209
Federal funds sold                                  10,015,000        8,825,000

  Total cash and cash equivalents                   14,402,913       11,023,209

Interest bearing time deposits in other
 financial institutions                                 27,771           26,548
Securities available for sale, at fair value        10,597,837       13,071,238
Loans, net                                          60,996,714       58,238,060
Premises and equipment, net                          5,310,166        5,703,372
Accrued interest receivable                            439,190          621,178
Deferred tax assets, net of valuation allowance          6,022           98,471
Other real estate and repossessed assets               737,000          960,155
Goodwill, net                                        2,536,679        2,799,019
Other assets                                           506,139          639,057
TOTAL ASSETS                                      $ 95,560,431     $ 93,180,307
                                                  ------------     ------------

                                                      2001             2000
                                                  ------------     ------------
       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

 Noninterest bearing demand deposits              $ 15,936,327     $ 14,961,725
 Savings, NOW and money market accounts             28,196,609       23,303,934
 Time deposits, $100,000 and over                   14,392,822       14,350,316
 Other time deposits                                24,628,757       27,044,793
                                                  ------------     ------------

  Total deposits                                    83,154,515       79,660,768

 Convertible subordinated debt                       4,350,000        4,350,000
 Notes payable                                         132,746          297,746
 Accrued interest payable and other liabilities        948,478        1,194,124
                                                  ------------     ------------

  Total liabilities                                 88,585,739       85,502,638
                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES                             --               --

SHAREHOLDERS' EQUITY
 Preferred stock, $.01 par value;
  1,000,000 shares authorized;
  none issued at December 31, 2001 and 2000               --               --
 Common stock, $0.01 par value;
  20,000,000 shares authorized; 8,074,688 and
  5,975,071 shares issued and outstanding
  at December 31, 2001 and 2000, respectively           80,747           59,751
 Additional paid-in capital                         17,803,491       17,152,587
 Accumulated deficit                               (10,522,414)      (8,968,077)
 Treasury stock, 79,836 shares at cost                (375,443)        (375,443)
 Accumulated other comprehensive loss                  (11,689)        (191,149)
                                                  ------------     ------------

   Total shareholders' equity                        6,974,692        7,677,669
                                                  ------------     ------------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                             $ 95,560,431     $ 93,180,307
                                                  ============     ============

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                      2001             2000
                                                  ------------     ------------
INTEREST INCOME
 Loans, including fees                            $  5,944,964     $  6,273,500
 Securities, taxable                                   748,163          834,602
 Federal funds sold and interest bearing
  deposits                                             302,749          380,437
                                                  ------------     ------------

   Total interest income                             6,995,876        7,488,539

INTEREST EXPENSE
 Deposits                                            2,833,621        2,980,253
 Notes payable                                         391,500          391,500
                                                  ------------     ------------

   Total interest expense                            3,225,121        3,371,753
                                                  ------------     ------------

Net interest income                                  3,770,755        4,116,786

Provision for credit losses on loans                      --            (34,642)
                                                  ------------     ------------

Net interest income after provision for
 credit losses                                       3,770,755        4,151,428

NON-INTEREST INCOME
 Service charges on deposit accounts                   642,728          648,734
 Loan collection fees and late charges                 149,545          380,423
 Other income                                           65,957          870,869
                                                  ------------     ------------

   Total non-interest income                           858,230        1,900,026

NON-INTEREST EXPENSE
 Salaries and employee benefits                      2,694,132        3,167,392
 Occupancy and equipment                             1,225,706        1,394,261
 Impairment of long-lived assets                          --          2,194,407
 Other expenses                                      2,263,484        2,569,900
                                                  ------------     ------------

   Total non-interest expense                        6,183,322        9,325,960
                                                  ------------     ------------

Loss before income taxes                            (1,554,337)      (3,274,506)
Income tax expense                                        --            839,609
                                                  ------------     ------------

   Net loss                                       $ (1,554,337)    $ (4,114,115)
                                                  ============     ============


Net loss per share - basic and diluted            $      (0.23)    $      (0.69)
                                                  ============     ============

                           SURETY CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                      2001             2000
                                                  ------------     ------------

NET LOSS                                          $ (1,554,337)    $ (4,114,115)

OTHER COMPREHENSIVE INCOME
 Unrealized gain on securities available for
  sale                                                 271,909          710,324

 Tax effect                                            (92,449)        (241,510)
                                                  ------------     ------------

  Total other comprehensive income                     179,460          468,814
                                                  ------------     ------------

COMPREHENSIVE LOSS                                $ (1,374,877)    $ (3,645,301)
                                                  ============     ============

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                                                             Accumulated
                                  Common Stock                                                  Other
                              ---------------------   Additional                  Stock     Comprehensive
                                             Par       Paid-in     Accumulated    Rights      Treasury       Income
                                Shares      Value      Capital       Deficit     Issuable       Stock        (Loss)       Total
                              -----------------------------------------------------------------------------------------------------
BALANCE,
   December 31, 1999           5,975,071   $59,751   $17,152,587  $ (4,911,864)  $ 57,902     $(375,443)   $(659,963)  $11,322,970

   Expiration
     of stock
     purchase rights                --        --            --          57,902    (57,902)         --           --            --

   Net loss                         --        --            --      (4,114,115)                    --           --      (4,114,115)

   Change in fair value
     of securities
     available for sale,
     net of tax of $241,510         --        --            --            --         --            --        468,814       468,814
                              -----------------------------------------------------------------------------------------------------

BALANCE,
   December 31, 2000           5,975,071    59,751    17,152,587    (8,968,077)      --        (375,443)    (191,149)    7,677,669

   Sale of common stock        1,210,738    12,107       339,793          --         --            --           --         351,900

   Conversion of notes
     payable to common
     stock                       888,879     8,889       311,111          --         --            --           --         320,000

   Change in fair value of
     securities available
     for sale, net of tax
     of $92,449                     --        --            --            --         --            --        179,460       179,460

   Net loss                         --        --            --      (1,554,337)      --            --           --      (1,554,337)
                              -----------------------------------------------------------------------------------------------------

BALANCE,
   December 31, 2001           8,074,688    80,747    17,803,491   (10,522,414)      --        (375,443)     (11,689)    6,974,692
                              =====================================================================================================

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                      2001             2000
                                                  ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                         $ (1,554,337)    $ (4,114,115)
 Adjustments to reconcile net loss
  to net cash used in operating activities

   Provision for credit losses                            --            (34,642)
   Provision for other real estate owned               204,000             --
   Impairment of long-lived assets                        --          2,194,407
   Depreciation                                        590,103          665,120
   Amortization, net of accretion                      (47,694)            --
   Amortization of intangible assets
    and debt acquisition costs                         303,931          438,920
   FHLB stock dividends                                 (5,800)         (42,300)
   Net gain on sale or disposal of assets               (4,669)         (39,642)
   Deferred income taxes                                  --            839,609
   Changes in assets and liabilities
     Accrued interest receivable                       181,988         (106,725)
     Other assets                                      114,151        1,285,911
     Accrued interest payable and other
      liabilities                                     (245,646)      (2,448,722)
                                                  ------------     ------------

       Net cash used in operating activities          (463,973)      (1,362,179)


CASH FLOWS FROM INVESTING ACTIVITIES
 Net change in loans                                (2,758,654)       6,686,270
 Securities available for sale
   Purchases                                        (9,809,848)      (1,600,000)
   Maturities and repayments                        12,608,652        1,754,634
 Purchase of interest-bearing time deposits             (1,223)          (1,548)
 Premises and equipment expenditures                  (196,897)         (74,873)
 Proceeds from sales of premises and equipment            --              1,683
 Proceeds from sales of other real estate                1,000          787,598
                                                  ------------     ------------

        Net cash provided by (used in)
         investing activities                         (156,970)       7,553,764


                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                      2001             2000
                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                              3,493,747       (5,217,350)
 Sale of common stock                                  351,900             --
 Payments on debt                                      (40,000)            --
 Proceeds from issuance of debt,
    net of issuance costs                              195,000          297,746
                                                  ------------     ------------

        Net cash provided by (used in)
         financing activities                        4,000,647       (4,919,604)
                                                  ------------     ------------

        Net change in cash and cash
        equivalents                                  3,379,704        1,271,981

CASH AND CASH EQUIVALENTS, beginning of year        11,023,209        9,751,228
                                                  ------------     ------------

CASH AND CASH EQUIVALENTS, end of year            $ 14,402,913     $ 11,023,209
                                                  ============     ============


SUPPLEMENTAL DISCLOSURES
 Cash paid for interest                           $  3,306,485     $  3,349,437
                                                  ============     ============

 Cash refund received for federal income taxes    $       --       $  1,298,285
                                                  ============     ============

 Significant non-cash transactions
    Transfers of repossessed collateral
      to other real estate and repossessed
      collateral                                  $       --       $    882,866
                                                  ============     ============

    Conversion of debt to common stock            $    320,000     $       --
                                                  ============     ============

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   GENERAL INFORMATION AND BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Surety Capital Corporation (the Holding Company) and its wholly-owned subsidiary, Surety Bank, NA (the Bank), together referred to as the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The Company is principally engaged in traditional community banking activities provided through its seven branches located in north Texas and south central Texas. Community banking activities include the Company's commercial and retail lending, deposit gathering and investment, and liquidity management activities. In addition to its community banking services, the Company offers insurance premium financing. Insurance premium finance (IPF) lending involves the lending of funds to companies and individuals for the purpose of financing its purchase of property and casualty insurance.

      The 2001 consolidated financial statements were prepared assuming the Company will continue as a going concern. Although the Company has suffered significant losses in its core business operations in all periods presented and is now operating under a written formal agreement with the OCC and a memorandum of understanding with the Federal Reserve Board (see
      Note 14), management believes the Company will be able to return to profitability. Management's plans to improve the Company's profitability include increasing marketing efforts, introducing new deposit products, emphasizing loan growth, and reducing non-interest expense. Management also believes the Company is in compliance with all of the requirements of the regulatory agreements. While the Bank's liquidity position appears sufficient to meet its cash needs for the year ending December 31, 2002, the Holding Company is primarily dependent upon dividends received from the Bank to meet its cash obligations, including interest payments on its convertible subordinated debt. Since the Bank is currently precluded from paying dividends without prior OCC approval, certain Holding Company Directors and shareholders have made loans to the Holding Company in order to fund interest payments on its convertible subordinated debt. In February 2002, the Holding Company notified the holders of its convertible subordinated debt that these certain Directors and shareholders will no longer make loans to the Holding Company to fund future interest payments and that the Holding Company will not have funds to make future interest payments until the Bank obtains relief from restrictions prohibiting the Bank from paying dividends to the Holding Company. As explained in Note 18, the Holding Company has offered the convertible subordinated debt holders certain options as alternatives to interest payments. Management believes that the proposed restructuring of the Holding Company's convertible subordinated debt will allow the Holding Company to meet its cash obligations for the year ending December 31, 2002, however, it cannot be assured.

   USE OF ESTIMATES

      The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   USE OF ESTIMATES - CONTINUED

      and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   CASH FLOW REPORTING

      Cash and cash equivalents include cash, deposits with other financial institutions that have an original maturity under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions, and short-term borrowings.

   SECURITIES

      Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Other securities, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost. The Company had no securities classified as held to maturity or trading at December 31, 2001 and 2000.

      Interest income includes amortization of purchase premiums and discounts. Gains and losses on sales are based on the amortized cost of the security sold using specific identification. Securities are written down to fair value when a decline in fair value is not temporary.

   LOANS

      Loans are reported at the principal balance outstanding net of unearned interest, deferred loan fees and costs, and the allowance for credit losses. Interest income is reported on the level-yield interest method and includes amortization of net deferred loans fees and costs over the loan term.

      Interest income is not reported when full loan repayment is in doubt, typically, when the loan is impaired or payments are past due over 90 days (120 days for insurance premium financing). Payments received on such loans are reported as principal reductions.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   ALLOWANCE FOR CREDIT LOSSES

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

      A loan is considered impaired when full payment of principal and interest under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans of similar nature such as residential mortgage, consumer and insurance premium financial loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

   PREMISES AND EQUIPMENT

      Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets.

   OTHER REAL ESTATE AND REPOSSESSED ASSETS

      Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

   GOODWILL

      Net assets acquired in purchase transactions are recorded at their fair value at the date of acquisition. Goodwill, the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis, generally over a 15 year period. See the section titled "New Accounting Pronouncements" for new goodwill accounting requirements.

   LONG-TERM ASSETS

      Premises and equipment, goodwill and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   INCOME TAXES

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

   ADVERTISING

      Advertising costs are expensed as incurred.

   STOCK COMPENSATION

      Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS. No. 123 "Accounting for Stock Based Compensation" to measure expense for options granted after 1994, using an option pricing model to estimate fair value.

   FAIR VALUES OF FINANCIAL INSTRUMENTS

      Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments do not include the value of anticipated future business or the value of assets and liabilities not considered financial instruments.

   LOSS CONTINGENCIES

      Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

   DIVIDEND RESTRICTION

      Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid. Regulatory capital requirements are more fully disclosed in a separate note.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   RESTRICTIONS ON CASH

      The Company is required to have certain levels of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. Deposits with the Federal Reserve Bank do not earn interest. Additionally, the Company had time deposits with other financial institutions totaling $27,771 and $26,548 at year end 2001 and 2000, respectively, pledged as security to its merchant card clearing agent.

   EARNINGS PER SHARE

      Earnings per share is computed in accordance with SFAS No. 128, which requires dual presentation of basic and diluted earnings per share (EPS) for entities with complex capital structures. Basic EPS is based on net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of stock options granted using the treasury stock method only if the effect on earnings per share is dilutive.

      Earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                            2001        2000
                                                         ---------   ---------

         Weighted-average shares outstanding -           6,679,815   5,975,071
            basic effect of stock options                      --          --
                                                         ---------   ---------

         Weighted-average share outstanding - diluted    6,679,815   5,975,071
                                                         =========   =========

      The Company reported a net loss in 2001 and 2000. Accordingly, the dilutive effect of stock options and convertible debt is not considered in the net loss per share calculations for these years.

   COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) is reported for all periods. Comprehensive income (loss) includes both net income (loss) and other comprehensive income (loss), which includes the change in unrealized gains and losses on securities available for sale.

   INDUSTRY SEGMENTS

      Internal financial information is primarily reported and aggregated in two lines of business consisting of community banking and insurance premium financing.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

   NEW ACCOUNTING PRONOUNCEMENTS

      Goodwill, relating to past acquisitions, was amortized by the straight-line method over 15 years during 2001 and 2000. In June 2001, Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) were issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition.

      SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but rather be tested at least annually for impairment. SFAS No. 142, is effective January 1, 2002 for calendar year companies.

      As required by SFAS No. 142, the Company will discontinue the amortization of goodwill with a net carrying value of $2,536,679 at January 1, 2002 and annual amortization of approximately $262,000 that resulted from business combinations prior to the adoption of SFAS No. 141. However, the Company continues to evaluate the additional effect, if any, that adoption of SFAS No. 142 will have on the Company's consolidated financial statements.

   RECLASSIFICATIONS

      Some items in prior financial statements have been reclassified to conform to the current presentation. These reclassifications have no effect on the net loss.

NOTE 2. SECURITIES

   At December 31, securities available for sale consisted of the following:

                                          Gross        Gross        Estimated
                           Amortized    Unrealized   Unrealized       Fair
      2001                    Cost        Gains       (Losses)        Value
                          -----------   ----------   ----------    -----------

      U. S. government
        agencies and
        corporations      $ 9,100,582   $    4,389   $  (22,775)   $ 9,082,196
      Mortgage-backed
        securities            748,061        4,457       (3,781)       748,737
      Other securities        766,904         --           --          766,904
                          -----------   ----------   ----------    -----------

                          $10,615,547   $    8,846   $  (26,556)   $10,597,837
                          ===========   ==========   ==========    ===========

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2. SECURITIES - CONTINUED

                             Gross        Gross      Estimated
                           Amortized    Unrealized   Unrealized       Fair
      2000                   Cost         Gains       (Losses)        Value
                          -----------   ----------   ----------    -----------
      U. S. government
        agencies and
        corporations      $12,150,224   $    4,925   $ (293,383)   $11,861,766
      Mortgage-backed
        securities            449,529          578       (1,739)       448,368
      Other securities        761,104         --           --          761,104
                          -----------   ----------   ----------    -----------
                          $13,360,857   $    5,503   $ (295,122)   $13,071,238
                          ===========   ==========   ==========    ===========

   Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Corporation (GNMA). Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank.

   The amortized cost and estimated fair value of securities at year end 2001 and 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

                                      2001                        2000
                           -------------------------   -------------------------
                                          Estimated                   Estimated
                            Amortized       Fair        Amortized       Fair
                               Cost         Value          Cost         Value
                           -----------   -----------   -----------   -----------

   Due within one year     $   198,797   $   198,796   $   196,179   $   196,066
   Due after one year
     through five years      8,398,754     8,375,980     2,992,834     2,953,045
   Due after five years
     through ten years         503,031       507,420     8,961,211     8,712,655
   Mortgage-backed
     securities                748,061       748,737       449,529       448,368
   Other securities            766,904       766,904       761,104       761,104
                           -----------   -----------   -----------   -----------

   Total Securities        $10,615,547   $10,597,837   $13,360,857   $13,071,238
                           ===========   ===========   ===========   ===========

   At year end 2001, there were no holdings of securities of any one issuer, other than the U. S. government and its agencies, in an amount greater than 10% of shareholders' equity.

   At year end 2001 and 2000, securities with a carrying amount of $9,320,000 and $8,685,000, respectively, were pledged as collateral for public deposits, as required or permitted by law.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3. LOANS

   At December 31, loans were as follows:

                                                      2001             2000
                                                  ------------     ------------

      Real estate loans                           $ 38,296,528     $ 37,280,209
      Insurance premium financing                    4,588,151        5,951,300
      Commercial loans                              13,311,170       10,919,098
      Consumer loans                                 6,202,544        5,511,651
                                                  ------------     ------------

         Total gross loans                          62,398,393       59,662,258

      Unearned interest                               (135,216)        (160,237)
      Allowance for credit losses on loans          (1,266,463)      (1,263,961)
                                                  ------------     ------------

         Loans, net                               $ 60,996,714     $ 58,238,060
                                                  ============     ============

   At December 31, 2001 and 2000, there were loans totaling $367,000 and $34,400, respectively, outstanding to directors, executive officers or principal shareholders of the Company, including their immediate families or companies in which they are principal owners.

   Loans with fixed rates were approximately $27,823,000 and $29,235,000 at December 31, 2001 and 2000, respectively.

   Activity in the allowance for credit losses on loans for 2001 and 2000 was as follows:

                                                      2001             2000
                                                  ------------     ------------

      Balance at beginning of year                $  1,263,961     $  1,434,041
        Provision for credit losses on loans              --            (34,642)
        Loans charged off                             (447,417)        (760,334)
        Recoveries                                     449,919          624,896
                                                  ------------     ------------

      Balance at end of year                      $  1,266,463     $  1,263,961
                                                  ============     ============

   Impaired loans were as follows:

                                                       2001            2000
                                                   ------------    ------------

      Year end loans with allowance allocated      $  1,495,244    $  1,941,947
      Year end loans with no allowance allocated      1,217,478       1,256,490
                                                   ------------    ------------

         Impaired loans                            $  2,712,722    $  3,198,437
                                                   ============    ============

         Amount of the allowance allocated         $    263,020    $    504,346
                                                   ============    ============

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3. LOANS - CONTINUED

                                                      2001            2000
                                                  ------------    ------------

      Average impaired loans during the year      $  2,901,600    $  3,785,755
                                                  ============    ============

      Interest income recognized
         during impairment - all cash basis       $    186,165    $    292,316
                                                  ============    ============

      Loans past due over 90 days still on
        accrual                                   $       --      $       --
      Non-accrual loans                                732,131       1,282,785
                                                  ------------    ------------

         Total non-performing loans               $    732,131    $  1,282,785
                                                  ============    ============

NOTE 4. PREMISES AND EQUIPMENT

   Premises and equipment at December 31, are summarized as follows:

                                          Estimated
                                         Useful Lives     2001           2000
                                         ------------  -----------   -----------

      Buildings                          5 - 40 years  $ 3,720,387   $ 3,703,275
      Furniture, fixtures and computers  3 - 10 years    3,682,180     4,096,167
      Automobiles                        3 -  5 years       51,317        20,894
      Leasehold improvements             3 -  5 years       31,232        31,232
                                                       -----------   -----------

                                                         7,485,116     7,851,568
      Less accumulated depreciation                     (3,320,989)   (3,294,235)
      Land                                               1,146,039     1,146,039
                                                       -----------   -----------

         Premises and equipment, net                   $ 5,310,166   $ 5,703,372
                                                       ===========   ===========

   Rent expense totaled $99,000 and $65,000 for 2001 and 2000, respectively. Rent commitments under noncancelable operating leases were as follows at December 31, 2001, before considering renewal options that generally are present.

      Year                                                Amount
      ----                                             ------------

      2002                                             $     28,560
      2003                                                   28,560
      2004                                                   28,560
      2005                                                   28,560
      2006                                                    9,520
                                                       ------------

                                                       $    123,760
                                                       ============

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5. DEPOSITS

   At December 31, 2001, the scheduled maturities of time deposits were as follows:

      Year                                                Amount
      ----                                             ------------

      2002                                             $ 33,075,379
      2003                                                3,789,536
      2004                                                  480,268
      2005                                                1,253,821
      2006                                                  371,387
      Thereafter                                             51,188


NOTE 6. CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE

   On March 31, 1998, the Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (Notes), pursuant to an indenture between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (Trustee). The Notes are general unsecured obligations of the Company. The terms of the Notes are such that they qualify as Tier II capital under the Federal Reserve Board's regulatory capital guidelines applicable to bank holding companies. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008.

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

   Each holder of Notes has the right at any time prior to maturity of the Notes, unless previously redeemed, at the holder's option, to convert such Notes, or any portion thereof which is an integral multiple of $10,000, into shares of Common Stock of the Company, at the conversion price of $6 per share, subject to certain antidilutive adjustments (Conversion Price).

   The Notes are not subject to mandatory redemption or sinking fund provision. The Notes are redeemable for cash at the option of the Company on at least 30 but not more than 60 days notice, in whole or in part, at any time after the date of issuance and on or before March 31, 2002, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption, if the closing sales price of the Company's common stock shall be

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6. CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE - CONTINUED

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

      If Redeemed During   Percentage of   If Redeemed During   Percentage of
       12 Months Ended       Principal       12 Months Ended      Principal
           March 31,          Amount           March 31,            Amount
      ------------------   -------------   ------------------   -------------

            2002               106%               2006               102%
            2003               105%               2007               101%
            2004               104%               2008               100%
            2005               103%

   In October and November 2000, certain current and former members of the Company's Board of Directors and one employee loaned the Company $297,746 to enable the Company to meet its cash obligations. $75,000 and $37,746 of the promissory notes evidencing the loans advanced in 2000 mature on January 2, 2002 and December 31, 2001, respectively and bear no interest from the date of issuance until maturity. The note maturing December 31, 2001 was subsequently paid in January 2002. During 2001, an additional $195,000 was loaned to the Company. These notes mature between January 2 and April 2, 2002, and bear no interest from the date of issuance until maturity. Additionally, $95,000 of the $132,746 promissory notes outstanding at December 31, 2001 are convertible into common stock at the rate of one share of common stock per $0.36 of principal amount of the notes. During 2001, $320,000 of the promissory notes were converted into common stock at the above rate.

   In February 2002, the Company notified the holders of its convertible subordinated debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. See Note 18.


NOTE 7. STOCK OPTIONS

   A summary of the Company's stock option plan is as follows:

      1988 INCENTIVE STOCK OPTION PLAN: Under the provisions of the plan 100,000 shares, as restated to reflect a 1 for 10 reverse stock split effected on June 14, 1993, were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 5-year options to acquire shares at the market price on the date the option is granted. The options are fully vested and exercisable as of the date of the grant. All options must be granted within 10 years of the plan adoption date. As of December 31, 2001, there were no options outstanding or available for grant under the plan.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7. STOCK OPTIONS - CONTINUED

      1995 INCENTIVE STOCK OPTION PLAN: Under the provisions of the plan 100,000 shares were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become exercisable based on a vesting schedule determined by the Compensation Committee of the Board of Directors on the date of grant. As of December 31, 2001, there were 0 options outstanding, and 77,158 options available for grant under the plan. All options must be granted within 10 years of the plan adoption date.

      1996 STOCK OPTION PLAN FOR DIRECTORS: Under the provisions of the plan 100,000 shares were allocated for non-qualified stock options to be granted to directors. The plan is a formula plan pursuant to which annual options are automatically granted to directors of the Company, who are not employees of the Company or the Bank, at fair market value. On the first calendar business day of each year, each non-employee director is automatically granted 10-year options to purchase 2,000 shares of Common Stock of the Company at the market price on the grant date. The options fully vest and become exercisable after the first anniversary of the grant date. As of December 31, 2001, there were 32,000 options outstanding, all of which were exercisable, and 62,000 options available for grant under the plan.

      1997 NON-QUALIFIED STOCK OPTION PLAN FOR OFFICERS AND KEY EMPLOYEES: Under the provisions of the plan 500,000 shares were allocated for non-qualified stock options to be granted to officers and/or key employees. On January 2, 1997, grantees were awarded 10-year options to acquire 500,000 shares at the market price on that date. No additional options may be granted under the plan. The options fully vest and become exercisable in five equal installments commencing on December 31, 1997, and annually thereafter. As of December 31, 2001, there were 475,000 options outstanding of which all were exercisable.

      1997 NON-QUALIFIED STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS: Under the provisions of the plan 150,000 shares were allocated for non-qualified stock options to be granted to directors. In 1997, grantees were awarded 10-year options to acquire 150,000 shares at the market price on the date the options were granted. The options vest and become exercisable based on a vesting schedule as determined by the Stock Option Committee of the Board of Directors on the date of grant. As of December 31, 2001, there were 140,000 options outstanding, all of which were exercisable, and no options were available for grant under the plan.

      2000 NON-QUALIFIED STOCK OPTION PLAN FOR ADVISORY DIRECTORS: Under the provisions of the Plan 100,000 shares were allocated for non-qualified stock options to be granted to advisory directors. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become fully exercisable based on a vesting schedule as determined by the Stock Option Committee of the Board of Directors on the date of grant. As of December 31, 2001, there were 103,000 options outstanding, all of which were exercisable, and there are no options available for grant under the plan.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7. STOCK OPTIONS - CONTINUED

      2001 AMENDED AND RESTATED 1998 INCENTIVE STOCK OPTION PLAN: Under the provisions of the plan, 500,000 shares were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become exercisable based on a vesting schedule as determined by the Stock Option Committee of the Board of Directors on the date of grant. As of December 31, 2001, there were 350,369 options outstanding, 73,333 of which were exercisable, and 139,631 were options available for grant under the plan. All options must be granted within 10 years of the plan adoption date.

   The following is a summary of activity in the Company's stock option plans:

                                                 2001                     2000
                                       -----------------------  -----------------------
                                       Number of     Weighted   Number of     Weighted
                                         Shares      Average      Shares      Average
                                       Underlying    Exercise   Underlying    Exercise
                                         Options      Prices     Options       Prices
                                       ----------   ----------  ----------   ----------

      Outstanding at
         beginning of the year            939,333   $     3.24   1,165,000   $     2.96
      Granted                             315,369         0.50      38,000         0.60
      Exercised                              --           0.00        --           --
      Expired or forfeited               (154,333)        1.26    (263,667)        1.59
                                       ----------               ----------

      Outstanding at end of year        1,100,369         2.78     939,333         3.24
                                       ==========               ==========

      Exercisable at end of year          823,333         3.51     628,114         3.79
      Available for grant
         at end of year                   278,789                               436,825

      Weighted-average remaining
         contractual life of options
         outstanding at end of year                 6.52 years               6.04 years

   The following table summarizes information about stock options outstanding at December 31, 2001:

                                 Options Outstanding             Options Exercisable
                        ------------------------------------   ----------------------
                                       Weighted
                                        Average     Weighted                 Weighted
                                       Remaining    Average                  Average
          Range of         Number     Contractual   Exercise     Number      Exercise
      Exercise Prices   Outstanding      Life        Price     Exercisable     Price
      ---------------   -----------   -----------   --------   -----------   --------

      $0.00 to $1.99        461,369      8.52        $ 0.67        184,333    $ 0.80
       4.00 to  5.99        623,000      5.03          4.23        623,000      4.23
       6.00 to  6.94         16,000      6.51          6.94         16,000      6.94
                        -----------                            -----------

      $0.50 to $6.94      1,100,369      6.52          2.78        823,333      3.51
                        ===========                            ===========

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7. STOCK OPTIONS - CONTINUED

   The weighted-average value per share of options granted during 2001 and 2000 was $0.27 and $0.49, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0% for both years; expected volatility of 101.77% for 2001 and 97.58% for 2000; risk-free interest rate of 4.38% for 2001 and 6.92% for 2000; and an expected life of 4 to 8 years and 5 years for 2001 and 2000, respectively.

   SFAS No. 123, Accounting for Stock Based Compensation, requires pro forma disclosures for companies not adopting its fair value accounting method for stock-based employee compensation. The Company accounts for all stock options in accordance with Accounting Principles Board (APB) Option No. 23, Accounting for Stock Issued to Employees. Accordingly, the following pro forma information presents net loss and net loss per share for 2001 and 2000 had the Standard's fair value method been used to measure compensation cost for stock option plans. No compensation expense related to stock options was actually recognized for stock options accounted for under APB 25.

                                                      2001             2000
                                                  ------------     ------------
      Net income (loss)
         As reported                              $ (1,554,337)    $ (4,114,115)
         Pro forma                                  (1,862,584)      (4,247,497)

      Net income (loss) per share
         As reported
            Basic                                        (0.23)           (0.69)
            Diluted                                      (0.23)           (0.69)
         Pro forma
            Basic                                        (0.28)           (0.71)
            Diluted                                      (0.28)           (0.71)

   The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. The pro forma may increase in the future if more options are granted.


NOTE 8. EMPLOYEE BENEFIT PLANS

   The Company offers a 401(k) profit sharing plan for the benefit of all full-time employees, age 21 or older. Participants may contribute up to 22.5% of their gross compensation, subject to statutory limits. The Company matches those contributions at a percentage to be determined by management. The Company may also provide an additional discretionary percentage. Employee contributions are vested at all times and the Company's contributions vest at the end of three years of service. The contribution expense included in salaries and employee benefits was $14,000 and $17,000 for 2001 and 2000, respectively.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8. EMPLOYEE BENEFIT PLANS - CONTINUED

   The Company provides certain post-retirement benefits to a former Chairman and officer. Under the agreement, the Company must provide the former Chairman payments, payable in annual, monthly or bi-monthly installments, totaling $53,825 per year. Additionally, the Company must provide or reimburse the former Chairman for the cost of health, accident and medical insurance coverage that is equivalent to the coverage provided to those persons serving from time to time as the senior executive officers of the Company. The Company's obligation under the agreement terminates at the earlier of death or when the former Chairman reaches 85 years of age. All amounts payable under the agreement are accelerated and become due immediately upon a change in control (as defined in the agreement). The Company may terminate the agreement for cause (as defined in the agreement) or upon disability of the former Chairman. The accrual for benefit obligation which represents the estimated discounted present value of the Company's future payment obligation totals $320,000 and $374,000 at December 31, 2001 and 2000, respectively.

NOTE 9. COMMON STOCK RIGHTS AGREEMENTS

   Pursuant to the Rights Agreement dated June 17, 1997, between the Company and Securities Transfer Corporation, as rights agent, the Company declared a dividend of one common stock purchase right (Right) for each outstanding share of common stock, $0.01 par value of the Company (Common Stock Purchase plan) to stockholders of record at the close of business on June 6, 1997. The Rights expired during 2000.

NOTE 10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

   Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection are issued in the normal course of business to meet the financing needs of customers. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met. These agreements usually have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Off-balance-sheet risk of credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

   The total amounts of financial instruments with off-balance-sheet risk at December 31, 2001 and 2000 were unfunded loan commitments of $4,897,000 and $5,940,000 and letters of credit of $450,000 and $150,000, respectively.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK - CONTINUED

   Federal funds sold total $10,015,000 and $8,825,000 at December 31, 2001 and 2000, respectively. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed FDIC insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

   The Company has geographic concentrations of credit in its principal trade areas of Bexar, Comal, Grayson and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance premium finance loans, secured by the residual value of unearned insurance premiums, comprise $4,715,000 or 7.6% and $5,951,000 or 9.97% of gross loans at December 31, 2001 and 2000.

NOTE 11. OTHER NON-INTEREST EXPENSE AND IMPAIRMENT OF LONG-LIVED ASSETS

   Other non-interest expense consisted of the following:

                                                      2001             2000
                                                  ------------     ------------

      Advertising                                 $     58,904     $     62,046
      Amortization of intangibles
         and debt issuance costs                       303,931          486,072
      Directors fees                                   123,606           40,950
      Impairment of other real estate                  204,000             --
      Insurance                                        131,954          137,356
      Office supplies                                   84,271          113,477
      Operational losses                                29,697           81,484
      Other                                            520,560          571,966
      Postage                                          156,433          172,010
      Professional services                            493,695          710,763
      Telephone                                        156,433          193,776
                                                  ------------     ------------

      Total other non-interest expense            $  2,263,484     $  2,569,900
                                                  ============     ============

   Professional services expense includes legal fees to a firm in which a former director of the Company holds an interest in the amount of $13,000 and $177,000 in 2001 and 2000, respectively. In addition, legal fees paid to a firm in which a current director of the Company holds an interest totaling approximately $127,000 is included in professional services expense in 2001.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11. OTHER NON-INTEREST EXPENSE AND IMPAIRMENT OF LONG-LIVED ASSETS - CONTINUED

   The $2,194,407 impairment of long-lived assets for the year ended December 31, 2000 consists of a write-down in the carrying value of goodwill and other intangibles relating to the Company's San Antonio area branches. The amount of the write-down was determined by use of a third party appraisal performed as of December 31, 2000.


NOTE 12. FEDERAL INCOME TAXES

   Year end deferred tax assets and liabilities consist of the following:

                                                      2001             2000
                                                  ------------     ------------
      Deferred tax liabilities
         Depreciation and amortization            $ (1,034,649)    $ (1,014,284)
         Deferred loan costs                           (22,532)         (44,703)
         Allowance for credit losses                   (15,695)            --
         Other                                          (6,725)         (40,074)
                                                  ------------     ------------

            Gross deferred tax liability            (1,079,601)      (1,099,061)

      Deferred tax assets
         Allowance for credit losses                      --             41,329
         Alternative minimum tax loss
            carryforward                               239,997          239,997
         Deferred compensation                         108,867          127,168
         Net operating loss carryforwards            2,496,629        2,077,434
         Net unrealized loss on
            securities available for sale                6,022           98,471
         Other                                          24,710           21,153
         Other real estate losses                      106,397           37,037
                                                  ------------     ------------

            Gross deferred tax asset                 2,982,622        2,642,589
                                                  ------------     ------------

            Net deferred tax asset                   1,903,021        1,543,528

      Less valuation allowance for net
         deferred tax asset                         (1,896,999)      (1,445,057)
                                                  ------------     ------------

            Total net deferred tax asset          $      6,022     $     98,471
                                                  ============     ============

   The realization of the net deferred tax asset is contingent upon the Company generating sufficient future taxable income during the carryforward period. Management has provided a 100% valuation allowance for its net deferred tax asset due to the uncertainty of realization during the carryforward period. The change in the valuation allowance was $451,942 and $1,445,057 for the years ended December 31, 2001 and 2000, respectively.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12. FEDERAL INCOME TAXES - CONTINUED

   The provision (benefit) for federal income taxes consists of the following:

                                                      2001             2000
                                                  ------------     ------------

      Current                                     $       --       $       --
      Deferred
         Federal                                      (451,942)        (605,448)
         Valuation allowance                           451,942        1,445,057
                                                  ------------     ------------
      Provision (benefit) for federal income
         tax expense charged to results of
         operations                                       --            839,609
      Tax effect of change in unrealized
         gain on securities available for sale          92,449          241,510
                                                  ------------     ------------

      Comprehensive provision (benefit)
         for federal income taxes                 $     92,449     $  1,081,119
                                                  ============     ============

   The effective tax rate on net loss before income taxes differs from the U. S. statutory tax rate as follows:

                                                      2001             2000
                                                  ------------     ------------

      U. S. statutory rate                                34.0%            34.0%
      Valuation allowance                                (28.4)           (31.9)
      Goodwill                                            (5.6)           (27.3)
      Other                                               --               (0.4)
                                                  ------------     ------------

         Effective tax rate                                0.0%           (25.6)%
                                                  ============     ============

   As of year end 2001 for income tax reporting purposes, the Company has a current net pretax operating loss carryforward of approximately $7,343,000 which expires from years beginning 2002 through 2021. The Company has an additional loss carryforward of approximately $104,000 for income tax reporting purposes, which expires, if not used, in 2003. The utilization of this additional net operating loss carryforward is limited by Section 382 of the Internal Revenue Code to approximately $15,000 annually until its expiration.

   The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss carryforwards may be limited as a result of such an "ownership change" as defined in the Internal Revenue Code.

   The Company also has an alternative minimum tax credit carryover of $240,000 which can be used to offset regular tax in future periods.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13. COMMITMENTS AND CONTINGENCIES

   FEDERAL HOME LOAN BANK ADVANCES: As a member of the Federal Home Loan Bank
   (FHLB) system, the Bank has the ability to obtain borrowings up to a maximum total of 50% of its total assets subject to the level of qualified, pledgable 1-4 family residential real estate loans and FHLB stock owned. As discussed in a separate note, under a formal agreement with the OCC, the Bank is prohibited from incurring additional debt without prior approval. The advances are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock. No FHLB advances were outstanding as of December 31, 2001 or 2000.

   LITIGATION: The Company is a party to various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's financial condition or results of operations.


NOTE 14. REGULATORY MATTERS

   Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

   The Bank is a national banking association and, therefore, is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC). The Bank is also a member of the Federal Reserve Banking System (FRB) and the Federal Deposit Insurance Corporation (FDIC). Because the FRB regulates the bank holding company parent of the Bank, the FRB also has supervisory authority that directly affects the Bank. In addition, upon making certain determinations with respect to the condition of any insured national bank, such as the Bank, the FDIC may begin proceedings to terminate a bank's federal deposit insurance.

   On November 19, 1998, the Board of Directors of the Bank entered into a Formal Agreement with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank was also required to achieve certain additional capital levels by December 31, 1999. Under the Formal Agreement, by March 31, 1999, the Bank was required to achieve total risk-based capital of at least 12% of risk-weighted assets and Tier I leverage capital of at least 7.5% of average assets. By December 31, 1999, the Bank was required to achieve and maintain total risk-based capital of at least 14% of risk-weighted assets. The Bank failed to achieve the capital requirements set forth in the Formal Agreement by March 31, 1999, and submitted a request for an extension to September 30, 1999. The OCC granted the extension and the Bank achieved the required level of capital upon completion of the sales of the Midlothian and Waxahachie branches on June 30, 1999.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14. REGULATORY MATTERS - CONTINUED

   The Formal Agreement establishes higher capital requirements than those applicable under prompt corrective action regulations for an "adequately" and "well capitalized" bank. The following table sets forth Consolidated and Bank Only actual capital levels in addition to the capital requirements under the Formal Agreement and prompt corrective action regulations.

                                                                         Minimum
                                                                       Requirements
                                                                        To Be Well
                                               Requirements            Capitalized
                                   Actual      Under Formal    For     Under Prompt
                                  Year-end     Agreement at   Capital   Corrective
                               Capital Ratios  December 31,  Adequacy     Action
                                2001    2000       2000      Purposes   Regulations
                               ------  ------  ------------  --------  ------------
   Leverage Ratio
    Tier I capital to
     average assets
      Consolidated              4.98%   5.17%                  4.00%       5.00%
      Bank                      9.31%   9.83%      7.00%       4.00%       5.00%
   Risk-Based Capital Ratios
    Tier I capital to risk-
     weighted assets
      Consolidated              6.92%   7.76%                  4.00%       6.00%
      Bank                     13.60%  14.75%      6.00%       4.00%       6.00%
    Total capital to risk-
     weighted assets
      Consolidated             11.64%  12.88%                  8.00%      10.00%
      Bank                     14.86%  15.99%     14.00%       8.00%      10.00%

   Year end Consolidated and Bank Only actual capital amounts were as follows:

                                     Consolidated                   Bank Only
                             ---------------------------   ---------------------------
                                 2001           2000           2001           2000
                             ------------   ------------   ------------   ------------
   Tier I capital            $  4,580,000   $  5,070,000   $  8,965,000   $  9,587,000
   Tier II capital              3,123,000      3,346,000        827,000        807,000
                             ------------   ------------   ------------   ------------

   Total capital             $  7,703,000   $  8,416,000   $  9,794,000   $ 10,394,000
                             ============   ============   ============   ============

   Risk-weighted assets      $ 66,191,000   $ 65,330,000   $ 65,906,000   $ 65,012,000
                             ============   ============   ============   ============

   Adjusted average assets   $ 91,929,000   $ 98,006,000   $ 96,244,000   $ 97,540,000
                             ============   ============   ============   ============

   As of year end 2001 and 2000, the Company and Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. Management is not aware of any conditions subsequent to December 31, 2001 that would change the Company's or the Bank's capital category.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14. REGULATORY MATTERS - CONTINUED

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

   The Formal Agreement also prohibits the Board of Directors from declaring or paying any dividends unless the Bank (i) is in compliance with 12 U.S.C.
   Section 56 and 60, its approved capital program provided for in the Formal Agreement, and the capital levels set forth in the Formal Agreement, as more fully described above, and (ii) has obtained the prior written approval of the OCC.

   The Holding Company does not have material working capital needs separate from those of the Bank, other than the payment of interest on its convertible subordinated debt and the repayment of the notes payable (Note 9). The Bank is currently precluded from declaring and paying any dividends to the Holding Company under the Formal Agreement. The provisions of the subordinated debt do not allow holders to force an interest payment. On November 9, 1999, the OCC approved a $262,000 reduction of the Bank's surplus, the proceeds of which were upstreamed to the Holding Company which, together with a $60,000 capital contribution by certain officers and directors of the Holding Company and a $139,000 federal income tax payment by the Bank to the Holding Company, was sufficient to enable the Holding Company to meet its September 30, 1999 interest obligations under the Notes and to pay certain other operating expenses. Additionally, on March 28, 2000, the OCC approved another reduction in the Bank's surplus in the amount of $500,000 that enabled the Holding Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. Certain current and former members of the Company's Board of Directors and one employee have made loans to the Company to enable it to meet its cash needs (See Note 9).

   On October 28, 1999, the Holding Company entered into a Memorandum of Understanding (MOU) with the FRB. Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Holding Company was required to develop and submit to the FRB a written three year capital plan, a plan to service the Holding Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Holding Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Holding Company has submitted each of the requested plans and procedures to the FRB. Finally, the Holding Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      LONG-TERM DEBT: The fair value of the Company's notes payable and subordinated debt is not readily determinable. The Company has estimated the value of the notes payable at face value of the subordinated debt at par plus the premium the Company would be required to pay if the notes were retired at year end.

      OFF-BALANCE SHEET INSTRUMENTS: The fair values of these items are not material and are, therefore, not included on the following schedule.

   The estimated year end fair values of financial instruments were as follows:

                                                  2001                          2000
                                       ---------------------------   ---------------------------
                                         Carrying      Estimated       Carrying      Estimated
                                           Value       Fair Value        Value       Fair Value
                                       ------------   ------------   ------------   ------------

   Financial assets
      Cash and cash equivalents        $ 14,402,913   $ 14,403,000   $ 11,023,209   $ 11,023,000
      Interest-bearing time deposits         27,771         28,000         26,548         27,000
      Securities available for sale      10,597,837     10,598,000     13,071,238     13,071,000
      Loans, net                         60,996,714     65,606,000     58,238,060     58,205,000
      Accrued interest receivable           439,190        439,000        621,178        621,000
      Cash surrender value
         of life insurance                   87,886         90,000         89,651         90,000

   Financial liabilities
      Noninterest-bearing deposits      (15,936,327)   (15,936,000)   (14,961,725)   (14,962,000)
      Interest-bearing deposit          (67,218,188)   (67,902,000)   (64,699,043)   (64,966,000)
      Long-term debt                     (4,482,746)    (4,787,246)    (4,647,746)    (4,952,000)
      Accrued interest payable             (222,905)      (223,000)      (402,143)      (402,000)

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16. BUSINESS SEGMENTS

   The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on net interest income and profit or loss from operations.

                                                      Insurance
                                      Community        Premium
   2001                                Banking        Financing        Total
                                     -----------     -----------    -----------
      Net interest income            $ 3,144,893     $   625,862    $ 3,770,755
      Provision for credit losses           --              --             --
      Noninterest income                 708,013         150,217        858,230
      Noninterest expense              5,454,572         728,750      6,183,322
      Net income (loss)               (1,601,666)         47,329     (1,554,337)
      Loans, gross                    57,812,013       4,586,379     62,398,392
      Total assets                    91,389,908       4,170,523     95,560,431

   2000

      Net interest income            $ 2,781,736     $ 1,335,050    $ 4,116,786
      Provision for credit losses        (70,000)         35,358        (34,642)
      Noninterest income               1,518,353         381,673      1,900,026
      Noninterest expense              8,511,566         814,394      9,325,960
      Net income (loss)               (4,686,316)        572,201     (4,114,115)
      Loans, gross                    53,710,958       5,951,300     59,662,258
      Total assets                    87,565,260       5,615,047     93,180,307


NOTE 17. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

   The following are condensed parent company financial statements:

                            Condensed Balance Sheets
                           December 31, 2001 and 2000

                                                      2001             2000
                                                  ------------     ------------
      Assets
         Cash and cash equivalents                $     29,249     $     16,961
         Investment in subsidiary                   11,489,790       12,195,422
         Other assets                                  280,066          321,657
                                                  ------------     ------------

            Total assets                          $ 11,799,105     $ 12,534,040
                                                  ============     ============

      Liabilities
         Convertible subordinated debt            $  4,350,000     $  4,350,000
         Notes payable                                 132,746          297,746
         Accrued interest payable                       97,875           97,875
         Other liabilities                             243,792          110,750
                                                  ------------     ------------

                                                     4,824,413        4,856,371

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS - CONTINUED

                            Condensed Balance Sheets
                           December 31, 2001 and 2000
                                   (continued)

                                                      2001             2000
                                                  ------------     ------------
      Shareholder's equity
         Common stock                                   80,747           59,751
         Additional paid-in capital                 17,803,491       17,152,587
         Accumulated deficit                       (10,522,414)      (8,968,077)
         Treasury stock                               (375,443)        (375,443)
         Accumulated other comprehensive loss          (11,689)        (191,149)
                                                  ------------     ------------

            Total shareholders' equity               6,974,692        7,677,669
                                                  ------------     ------------

            Total liabilities and shareholders'
              equity                              $ 11,799,105     $ 12,534,040
                                                  ============     ============

            Condensed Statements of Operations and Comprehensive Loss
                     Years Ended December 31, 2001 and 2000

                                                      2001             2000
                                                  ------------     ------------

      Operating income                            $       --       $       --

      Operating expenses
         Interest expense                              391,500          391,500
         Other expenses                                277,745          205,873
                                                  ------------     ------------

            Total operating expenses                   669,245          597,373

         Loss before income taxes and equity
            in undistributed net income (equity
            in net loss) of subsidiary                (669,245)        (597,373)

      Income tax expense (benefit)                        --            383,118
                                                  ------------     ------------

         Loss before equity in net loss and
            distributions in excess of net
            loss of subsidiary                        (669,245)        (980,491)

      Equity in net loss                              (885,092)      (3,133,624)
                                                  ------------     ------------

         Net loss                                   (1,554,337)      (4,114,115)

      Other comprehensive income - net change
         in unrealized holding gain on
         securities available for sale,
         net of tax                                    179,460          468,814
                                                  ------------     ------------

         Comprehensive loss                       $ (1,385,877)    $ (3,645,301)
                                                  ============     ============

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS - CONTINUED

                       Condensed Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000

                                                      2001             2000
                                                  ------------     ------------
      Cash flows from operating activities
        Net loss                                  $ (1,554,337)    $ (4,114,115)

         Adjustments to reconcile net loss
           to net cash from operating
           activities

           Amortization of debt issuance costs          41,590           41,590
           Equity in net loss (equity in
             undistributed earnings) of
             subsidiary                                885,092        3,133,624
           Net change in other assets and
             other liabilities                         133,043          653,368
                                                  ------------     ------------

            Net cash used in operating
              activities                              (494,612)        (285,533)

      Cash flows from investing activities                --               --
                                                  ------------     ------------

            Net cash used in investing
              activities                                  --               --

      Cash flows from financing activities
        Sale of common stock                           351,900             --
        Proceeds from debt, net of issuance
          costs                                        195,000          297,746
        Payment on debt                                (40,000)            --
                                                  ------------     ------------

          Net cash provided by financing
            activities                                 506,900          297,746
                                                  ------------     ------------

          Net change in cash and cash
            equivalents                                 12,288           12,213

      Beginning cash and cash equivalents               16,961            4,748
                                                  ------------     ------------

      Ending cash and cash equivalents            $     29,249     $     16,961
                                                  ============     ============


NOTE 18. SUBSEQUENT EVENTS

   In February 2002, the Company notified the holders of its convertible subordinated debt that the Company will not have funds available to make future interest payments on the convertible subordinated debt until the Bank obtains relief from restrictions prohibiting it from paying dividends. As alternatives in the place of interest payments, the Company offered the note holders the following options:

      OPTION 1: Amend the terms of the conversion feature to reduce the conversion price to $0.75 per share for 25% of the note amount in consideration of the forgiveness of all interest for a three year period.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 18. SUBSEQUENT EVENTS - CONTINUED

      OPTION 2: Issue a new note in the principal amount equal to three years of interest payments. The principal amount of the new note would bear interest and would be due in 2008.

      OPTION 3: Issue five year warrants to the note holders entitling them to acquire, in aggregate, 600,000 shares of Surety Capital common stock at $1.50 exercise price.

   In addition, in March 2002, the Company submitted an Offer of Settlement to the Securities and Exchange Commission whereby Surety Capital consents to the entry of an Order by the Commission which orders that Surety Capital cease and desist from committing or causing any violation, and any future violation, of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1 and 13a-13 there under.