Form 10QSB
period 2002-03-31
SURETY CAPITAL CORP /DE/
filed 2002-05-15
CIK 784932

FORM 10-QSB


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549



Mark One

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
	OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002, OR

[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
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


817-335-5955
(Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports),and
(2) has been subject to such filing requirements for the past 90 days.

Yes    X    No


Common stock outstanding on May 13, 2002: 7,994,852 shares

SURETY CAPITAL CORPORATION


INDEX

PART I  -  FINANCIAL INFORMATION 				Page No.

Item 1	Financial Statements (Unaudited)

	  Consolidated Balance Sheets 					3

	  Consolidated Statements of Operations				4

	  Consolidated Statements of Comprehensive Income 		5

	  Condensed Consolidated Statements of Changes in
	   Shareholders' Equity 					6

	  Condensed Consolidated Statements of Cash Flows 		7

	  Notes to Consolidated Financial Statements			8

Item 2	Management's Discussion and Analysis of Financial Condition
	  and Results  of Operations					14


PART II  -  OTHER INFORMATION

Item 1	Legal Proceedings						20

Item 2	Changes in Securities and Use of Proceeds			20

Item 3	Defaults Upon Senior Securities					20

Item 4	Submission of Matters to a Vote of Security Holders		21

Item 5	Other Information						21

Item 6	Exhibits and Reports on Form 8-K				21







SURETY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS


						March 31,		December 31,
						2002			2001
Assets:						(Unaudited)

	Cash and due from banks			$  3,767,429		$ 4,387,913
	Federal funds sold			   8,880,000	 	 10,015,000
						  ----------		 ----------
	  Total cash and cash equivalents	  12,647,429		 14,402,913
	Interest-bearing time deposits in other
          financial institutions		      27,958		     27,771
	Securities available for sale,
	  at fair value				   8,483,390		 10,597,837
	Securities to be held to maturity	    2,500,00			--
	Loans, net 				  63,718,639		 60,996,714
	Premises and equipment, net		   5,264,194		  5,310,166
	Accrued interest receivable		     487,860		    439,190
	Other real estate and repossessed assets     715,000		    737,000
	Goodwill, net				   2,536,679		  2,536,679
	Other assets				     656,453		    512,161
						  -----------		 ----------
	      Total assets			 $97,037,602		$95,560,431
						 ============		===========

Liabilities:
	Noninterest-bearing demand deposits	$  17,560,398		$15,936,327
	Savings, NOW and money market accounts	   28,901,082		 28,196,609
	Time deposits, $100,000 and over	   12,752,020		 14,392,822
	Other time deposits			   25,811,819		 24,628,757
	  Total deposits			   85,025,319		 83,154,515
	Convertible subordinated debt		    4,350,000		  4,350,000
	Notes Payable				       95,000		    132,746
	Accrued interest payable and other
	  liabilities				    1,044,749		    948,478
           					-------------		-----------
	      Total liabilities			   90,515,068		 88,585,739

Shareholders' Equity:
	Preferred stock, $0.01 par value,
	1,000,000 shares authorized,
	  none issued
	Common stock, $0.01 par value,
	20,000,000 shares authorized,
	8,074,688 and  8,074,688 shares issued,
	respectively				       80,747		     80,747

	Additional paid-in capital		   17,803,491		 17,803,491
	Accumulated deficit			  (10,951,035)		(10,522,414)
	Treasury stock, 79,836 shares at cost	     (375,443)		   (375,443)
	Accumulated other comprehensive
	  income (loss)				      (35,226)		    (11,689)
           					    ----------		  ----------
	      Total shareholders' equity	    6,522,534		   6,974,692
           					   ----------		  ----------
	      Total liabilities and shareholders'
		Equity				  $97,037,602		 $95,560,431						    				  ===========		  ==========








SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)




							Three Months Ended
           						------------------
						March 31,2002		March 31,2001
Interest income:				-------------		-------------
  Loans, including fees				$ 1,257,483     	$ 1,408,976
  Securities, all taxable		 	    102,712		    205,305
  Federal funds sold and interest bearing
  deposits					     38,677		    101,143
           					  ---------		-----------
      Total interest income			  1,398,872		  1,715,424
						  ---------		-----------
Interest expense:
  Deposits					    492,882		    786,275
  Notes payable					     97,875		     97,875
						  ---------		-----------
      Total interest expense			    590,757		    884,150
						  ---------		-----------
Net interest income				    808,115		    831,274


Provision for credit losses 				--			--
           					  ---------		-----------
Net interest income after provision for
credit losses					    808,115		    831,274

Noninterest income:
  Service charges on deposit accounts		    168,918		    158,897
  Loan collection fees and late charges		     28,422		     52,391
  Other income					     55,924		     30,859
           					 ----------		-----------
      Total noninterest income			    253,264		    242,147

Noninterest expense:
  Salaries and employee benefits		    784,992		    674,852
  Occupancy and equipment			    260,639		    305,581
  Other expenses				    444,369		    408,761
           					  ---------		-----------
      Total noninterest expense			  1,490,000		  1,389,194

Net loss before income taxes			   (428,621)		   (315,773)
Income tax (benefit)					--			--
           					  ----------		------------
Net income (loss)			      $    (428,621)		$  (315,773)
						============		============

Net income (loss) per share - Basic	      $      (0 .05)		$    (0 .05)

Net income (loss) per share - Diluted	      $       (0.05)		$     (0.05)




SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

							Three Months Ended

						March 31,2002		March 31,2001

Net income (loss)				$   (428,621)		$   (315,773)
Other comprehensive income (loss):
 Unrealized gain (loss) on available-for-sale
  securities arising during period		     (35,664)		     263,456
 Tax effect					      12,127		     (89,575)
						    ---------		    ---------
Total other comprehensive income (loss)		     (23,537)		     173,881
						    ---------		    ---------
Comprehensive income (loss)			 $  (452,158)		$   (141,892)
						 ============		==============


 SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

							Three Months Ended

						March 31,		March 31,
						2002			2001


Balance at beginning of period			$  6,974,692		$  7,677,669
Issuance of Common Stock				--		      40,000
Net income (loss)				    (428,621)		    (315,773)

Change in fair value of securities available
  for sale, net of tax				     (23,537)		      173,881
						-------------		-------------

Balance at end of period		 	$  6,522,534		$   7,575,777
						=============		=============








SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




								Three Months Ended

							March 31,		March 31,
							2002			2001


Net cash from operating activities			$  (358,464)		$(224,078)
							-----------		------------
Cash flows from investing activities:
  Net change in loans					 (2,721,925)		  815,074
  Securities available for sale:
     Purchases - Available for sale			 (2,350,000)		 (500,000)
     Purchases - to be held to maturity			 (2,500,000)		      --
     Maturities, calls, and repayments			  4,423,273		  502,211
  Premises and equipment expenditures			    (81,426)		  (19,948)
							------------		----------
  Net cash from investing activities			 (3,230,078)		  797,337
							------------		----------
Cash flows from financing activities:
  Increase (decrease) in notes payable			    (37,746)		   20,000
  Net change in deposits				  1,870,804		  219,129
							-----------		---------
      Net cash from financing activities		  1,833,058		  239,129
							-----------		---------
Net change in cash and cash equivalents			 (1,755,484)		  812,388
Cash and cash equivalents at beginning of period	 14,402,913	       11,023,209
							-----------		---------
Cash and cash equivalents at end of period		$12,647,429	      $11,835,597
							===========	      ===========
Supplemental disclosures:
  Cash paid for interest			 	  $ 540,238		$   917,999
  Cash paid (refunds received) for federal income taxes		--			--

Significant non-cash transactions:
  Transfers of repossessed collateral  to
	other real estate andrepossessed assets			--		     15,389
  Additions to loans to facilitate sale of other real estate	--			--
   Conversion of notes payable to common stock		       --		     40,000







SURETY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Surety CapitalCorporation (the "Holding Company") and its wholly-owned subsidiary, Surety Bank, National Association (the "Bank"), together, with the Holding Company, referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.

These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature.

The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended December 31, 2001, included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2001 (the "2001 Form10-KSB").Please refer to the accounting policies of the Company described in the notes to financial statements contained in the 2001 Form 10-KSB. The Company has consistently followed these policies in preparing this Form 10-QSB.

Some items in prior financial statements have been reclassified to conform to the current presentation.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 effective January, 2002. SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before the initial application of the standard, and indefinite-lived intangible assets will not be amortized but will be tested for impairment at least annually. Identified finite-lived intangible assets will be amortized over their useful lives and reviewed for impairment when circumstances warrant. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any ultimate impairment loss recognized must be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test must be performed in the year of adoption of the standard. The new standard is required to be applied prospectively. As required, the Company adopted SFAS No. 142 on January 1, 2002, and estimates that the elimination of goodwill amortization will reduce noninterest expense by approximately $262,000 for 2002. Included in other operating expense for the first quarter of 2001 is $ 66,000 Goodwill amortization expense.

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

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:



Three Months Ended

							March 31,		March 31,

							2002			2001
							---------		----------
Weighted-average shares outstanding-Basic		8,074,688		5,976,716

Effect of stock options					--			--
							---------		----------
Weighted-average shares outstanding-Diluted		8,074,688		5,976,716
							=========		=========

The Company reported a net loss for the three-month periods ended March 31, 2002 and 2001. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.


3.	Securities

Securities available for sale consisted of the following:

		  			            Gross	Gross	      Estimated
				    Amortized	    Unrealized	Unrealized    Fair
				    Cost	    Gains	(  Losses)    Value
March 31,  2002:		    ----------	    ----------	-----------  -----------
	U.S. Treasury notes	   $     199,747    $    --	$ (    87) $    199,660
    	U.S. government agencies       6,895,650  	  --	  (50,301)    6,845,349
	Mortgage-backed securities	 674,463	2,615	   (5,601)  	671,477
	Other securities		 766,904	--	     --		766,904
					---------	-----	----------    ---------
	Total 			    $  8,536,764     $  2,615 	$ (55,989)  $ 8,483,390
				     =============	=====	==========    =========
December 31, 2001:

	U.S. government agencies	$9,100,582   $  4,389	$ (22,775)  $  9,082,196
	Mortgage-backed securities	   748,061	4,457	   (3,781)  	 748,737
	Other securities		   766,904	--	      --	 766,904
					----------	-----	-----------	----------
	Total 				$10,615,547  $  8,846	$(  26,556)  $ 10,597,837
					===========	=====	============	===========

In addition, the Company held U.S. government agencies at March 31, 2002 of $2,500,000 with a value of $2,481,298 purchased with the intention to hold to maturity. There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 2001 or March 31, 2002.

Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank ("FHLB").

The amortized cost and estimated fair value of securities available for sale at March 31, 2002 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.



						Amortized Cost		Estimated  Fair Value
						-------------		------------------
	Due within one year			$     199,747		$     199,660
	Due after one year through five years	    6,392,719		    6,343,474
	Due after five years through ten years	      502,931		      501,875
	Mortgage-backed securities		      674,463		      671,477
	Other securities		 	      766,904		      766,904
						-------------		-------------
	Total securities available for sale	$   8,536,764		$   8,483,390
						=============		=============
There were no sales of securities available for sale during the three-month periods ended March 31, 2002 or March 31, 2001.


4.	Loans

	Loans consisted of the following:

						March 31,		 December 31,
						 2002			 2001
						---------		-------------

Real estate loans			    $   39,463,546		$  38,296,528
Insurance premium financing			 6,646,794		    4,588,151
Commercial loans				12,912,946		   13,311,170
Consumer loans					 6,004,620		    6,202,544
					    --------------		-------------
Total gross loans				65,027,906		   62,398,393

Unearned interest				  (207,247)		     (135,216)
Allowance for credit losses			(1,102,020)		   (1,266,463)
					    ---------------		--------------
Loans, net				   $    63,718,639		$  60,996,714
					   ===============		==============


Activity in the allowance for credit losses on loans was as follows:

						Three Months Ended


						March 31		March 31,
						2002			2001
						---------		---------
Beginning balance			   $   1,266,463		$  1,263,961

Provision for credit losses			      --			--

Charge-off					(236,535)		     (92,092)
Recoveries					  72,092		     110,637
					    -------------		-------------
Ending balance				    $  1,102,020		$  1,282,506
					    =============		=============




Impaired loans were as follows:

					    March 31,			December 31,
					    2002			2001
					    ------------		------------
Impaired loans with allowance allocated	   $  1,669,035			$ 1,495,244
Impaired loans with no allowance allocated    1,838,313 		  1,217,478
					   ------------			-----------
  Total impaired loans			   $  3,507,348 		$ 2,712,722
					   ============			===========
Amount of the allowance allocated	   $    221,979			$   263,020
					   ============			===========

Nonperforming loans were as follows:

					    March 31,			December 31,
					    2002			2001
					   ------------			------------

Loans past due over 90 days still
  on accrual				  $   1,362,216			$      --
Nonaccrual loans			      1,636,598			     732,131
					  -------------			------------
Total nonperforming loans		  $   2,998,814			$    732,131
					  =============			============

5.	Convertible Subordinated Debt and Notes Payable

On March 31, 1998, the Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Company. The terms of the Notes are such that they qualify as Tier II capital under the Federal Reserve Board's regulatory capital guidelines applicable to bank holding companies.
The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008. The Company did not pay the interest due March 31, 2002. The Company is attempting to negotiate with Note Holders and has offered them non-interest bearing notes, warrants to purchase Company stock, and/or modified conversion features in exchange for interest to be due over the next three years. The Company does not know if it will be successful in these negotiations.


The amount of the principal and any accrued and unpaid interest on the Notes is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the Notes, together with any accrued and unpaid interest, to be immediately due and payable.
The Notes do not otherwise provide for any right of acceleration of the payment of principal thereof.

Other notes payable of $95,000 at March 31, 2002 and $132,746 at December 31, 2001 represent funds borrowed from current and former members of the Company's
 Board of Directors to provide the Company funds to meet its cash obligations. $37,746, which represents amounts to a former director's law firm for services provided, was paid in January 2002. The remaining promissory notes matured December 31, 2001. The notes bear no interest from the date of issuance until maturity and will be converted into common stock at a rate of one share of common stock per $0.2167 of principal amount of the notes.

6.	Financial Instruments With Off-Balance-Sheet Risk and
	Concentration of Credit Risk

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

Financial instruments with off-balance sheet risk at March 31, 2002 and December 31, 2001 included unfunded loan commitments of $3,861,223 and $4,897,000 and letters of credit of $288,991 and $450,000. Federal funds sold totaled $8,880,000 and $10,015,000 at March 31, 2002 and December 31, 2001. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage.
The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

The Company has geographic concentrations of credit in its principal market areas of Bexar, Comal, Grayson, and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance Premium Finance ("IPF") loans, secured by the residual value of unearned insurance premiums, comprised $6,647,000 or 10.3%, and $4,715,000, or 7.6%, of gross loans at March 31, 2002 and December 31, 2001.


7.	Other Noninterest Expense

Other noninterest expense consisted of the following:


    						Three Months Ended
					March 31,		March 31,
					2001			2002
					----------		-----------
Professional services 			$  93,510		$  94,949
Postage					   31,661		   39,112
Telephone				   34,219		   39,855
Office supplies 			   20,180		   13,864
Amortization of intangibles and debt
 issuance costs				   10,398		   75,984
Insurance				   37,463		   31,152
FDIC and OCC assessments 		   25,090		    9,460
Other					  191,848		  104,385
					---------		---------
    Total other noninterest expense	$ 444,369		$ 408,761
					=========		=========


Item 2.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2002 compared to December 31, 2001, and the consolidated results of operations for the three-month periods ended
March 31, 2002 compared to the same period in 2001. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

  The costs, effects and outcomes of existing or future litigation.

  Changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the Financial Accounting Standards Board.

  The ability of the Company to manage the risks associated with the foregoing as well as its inability to meet its interest obligations under the subordinated convertible notes, an interest payment of $97,875 that was due March 31, 2002 and which remains unpaid.


These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Regulatory Relations

Formal Agreement with the OCC.

On November 19, 1998 the Board of Directors of the Bank entered into a formal written agreement (the "Formal Agreement") with the Office of the Comptroller of the Currency (the "OCC") pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank initially was unable to achieve the capital requirements set forth in the Formal Agreement and after receiving  an extension to  from the OCC the Bank achieved the required levels of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999, and has remained in compliance since that time.
At March 31, 2002 the Bank met the capital levels required by the Formal Agreement, with total risk-based capital of 14.07% of risk-weighted assets and Tier I leverage capital of 9.01% of adjusted total assets compared to the ratios required under the Formal Agreement of 14.0% and 7.0%, respectively. The Company remains subject to the Formal Agreement and management does not know when or if the OCC will agree to terminate the Formal Agreement.
..

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

Securities and Exchange Commission Agreement.

The Company is subject to reporting requirements of the Securities and Exchange Act of 1934, as amended. The Securities and Exchange Commission ("SEC") investigated the Company and others with respect to various accounting irregularities found by the Company in its IPF division during an internal audit of the division conducted in 1999 and the first quarter of 2000.
Upon finding the irregularities, the Company reported them to the SEC, the OCC as well as certain legal authorities. The Company fully cooperated with the SEC as well as bank regulatory agencies involved in investigating the irregularities. In February 2002, the SEC issued a finding that the Company violated certain sections of the Securities and Exchange Act of 1934.

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


Analysis of Financial Condition

The Company's assets totaled $97.0 million at March 31, 2002, representing a 1.5% increase compared to $95.6 million at December 31, 2001. The increase in assets was primarily the result of loan growth in the Company's IPF and Fort Worth lending divisions.

Total securities (including securities to be held to maturity) increased 3.6% and were $11.0 million at March 31, 2002. The increase from December 31, 2001 was due to a reinvestment of federal funds primarily to meet pledging requirements of public funds deposits. Net unrealized losses were $53,000 at March 31, 2002 compared to $21,000 at December 31, 2001. No impairment loss related to these securities has been recognized, as believes the decline in the fair value is temporary.

Net loans increased $2.7 million, or 4.5%, from $61.0 million at December 31, 2001 to $63.7 million at March 31, 2002. IPF loans increased $2.1 million, or 45%, from December 31, 2001. Real estate loans increased $1.2 million, or 3.0%. Commercial loans decreased $0.4 million, or 3.0%, due primarily to the Company's decision not to renew certain loans in the San Antonio region.
Loans, net of unearned interest, as a percentage of total deposits were 76.2% at March 31, 2002 compared to 74.9% at December 31, 2001.

Other assets increased $144,000 from December 31, 2001 due primarily to an increase in prepaid insurance and other prepaid expenses.

Total deposits were $85.0 million at March 31, 2002, an $1.9 million increase, or 2.3%, from December 31, 2001. Noninterest-bearing demand deposits increased $1.6 million to $17.6 million and represented 20.7% of total deposits at
March 31, 2002 compared to $15.9 million, or 19.1% of total deposits, at December 31, 2001. Savings, NOW and money market accounts increased $704,000
while time deposits declined $458,000.   The shift in deposit categories
is due to normal customer cash-usage patterns.

Time deposits made up 45.4% of the deposit portfolio at March 31, 2002 compared to 46.9% at December 31, 2001. Substantially all of the Company's time deposits mature in less than five years and are obtained from customers in the Company's trade market. The Company does not purchase brokered deposits. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity.If there is a significant deviation from historical experience, the Company can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

Convertible subordinated debt totaled $4.4 million at March 31, 2002 and December 31, 2001. Convertible subordinated notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank.
The notes bear interest at a rate of 9% per annum until maturity.
No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually. The Company did not pay the interest due March 31, 2002. The Company is attempting to negotiate with Note Holders and has offered them non-interest bearing notes, warrants to purchase Company stock, and/or modified conversion features in exchange for interest to be due over the next three years. The Company does not know if it will be successful in these negotiations. There are also notes payable representing funds borrowed from directors and officers under noninterest bearing, convertible notes.
The notes in the principal amount of $95,000 remained outstanding on March 31, 2002 and will be converted into common stock at $0.2167 per share. Notes payable declined $38,000 from December 31, 2001 due to repayments.

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

The Company experienced a $429,000 net loss for the three months ended March 31, 2002 compared to $316,000 net loss for the same period in 2001. Net loss per share was $0.05 per share for both three months periods.
The Company did not reflect any tax benefit with the losses because the Company cannot be certain that it will receive a future income tax benefit. The loss is due primarily to declining net interest marginand increases in salary, occupancy, and other non-interest expenses. Salary expenses will show slight increases future quarters when compared to the first quarter of 2002.


Net Interest Income.
Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

For the first quarter 2002, net interest income decreased $23,000 or 2.8%, compared to the same period last year. The decline is due primarily to the reversal of interest accrued on a $1 million loan that was placed on non-accrual effective March 31,2002. By placing the loan on non-accrual, the Company reversed $53,000 of interest income, nearly half of which was accrued to income during 2001. The Company's net interest margin was 3.89% for the first quarter of 2002 compared to 4.26% during the same period last year. The decrease in average net interest margin was primarily due to a declining interest rate environment that reduced yields on earning assets at a greater rate than interest bearing liabilities and a shift in portfolio mix from investment securities to federal funds sold. These negative events were partly offset by a $5 million (6.5%) increase in the volume of average earning assets.

The weighted-average yield on interest-earning assets was 6.74% versus
8.79% last year. The Company had $9.7 million of its average interest-earning assets invested in lower-yielding federal funds sold during the first quarter of 2002 representing 11.6% of total earning assets versus 9.1% of total earning assets last year. The growth of federal funds sold was funded by a decline in the volume of investment securities. Average investment securities declined from 16.4% of total earning assets during the first quarter of 2001 to 13.2% during the first quarter of 2002. During 2001, numerous high yielding bonds were called by the issuing agencies. The
Company chose to invest a portion of the proceeds in federal funds to provide liquidity for loan growth. Called securities were replaced with lower yielding securities. The average yield on investment securities was 3.75% during the first quarter of 2002 compared to 6.44% during the first quarter of 2001. The yield on federal funds sold dropped 414 basis points. Average loan balances increased $4.3 million or 7.2% due primarily to a $2 million growth in average IPF loans and commercial loans in the Fort Worth region.
The average yield on total average loans fell from 9.68% to 8.05%.

The Company remains asset sensitive, whereby its interest-bearing assets will generally reprice more quickly than its interest-bearing liabilities. Therefore, the Company's net interest margin will generally increase in periods of rising market interest rates and will decrease in periods of declining market interest rates. However, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. The average balance of non-interest bearing deposits was $16.8 million and $15.1 million during the first quarter of 2002 and 2001, respectively.

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

Loan charge offs, net of recoveries, was $164,000 for the first quarter of 2002 while loan recoveries exceeded loan charge-offs by $18,000 during the first quarter of 2001. The allowance for credit losses at March 31, 2002 was $1.1 million or 1.7% of period end loans versus $1.3 million or 2.18% of loans at March 31, 2001.


Nonperforming loans, defined as loans past due 90 days or more and loans for which the accrual of interest has been discontinued, totaled $3 million at March 31, 2002, a significant increase from the $1.6 million at March
31, 2001 and $732,000 at December 31, 2001. Nonperforming loans as a percentage of total loans totaled 4.7%, 1.2% and 1.2%, respectively, at such dates. Effective March 31, 2002, the Company placed $1 million loan on nonaccrual status. An apartment complex in San Antonio secures the loan.
The loan originated with an 80% loan-to-appraised-value ratio. The borrower represents that a sale of the project will take place during the second quarter. The Company did not record a provision for credit loss expense in either the first quarter of 2002 or 2001 because management believes the allowance is sufficient to cover losses inherent in the existing loan portfolio. Management will continue to monitor the appropriate factors when considering future levels of provisions and the allowance for loan losses. While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

Noninterest Income.
Noninterest income totaled $253,000 in the first quarter of 2002, compared to $242,000 in the first quarter of 2001. Service charges on deposit accounts was the largest category of noninterest income and rose $10,000 or 6.2% over the first quarter of 2002 due primarily to an increase in deposit accounts. Loan collection fees and late charge income declined $24,000 due primarily to a reduction in real estate loan origination fee income. Other noninterest income rose $25,000 over the first quarter of 2001 due primarily to $19,000 increase in the cash surrender value of a key man life insurance policy.

Noninterest Expense.
Noninterest expense totaled $1.5 million for the three month periods ended March 31, 2002, representing a $101,000 increase, or 7.6%, from the same period in 2001 due primarily to higher personnel cost. Salaries and employee benefits expense for the first quarter of 2002 represents an increase of $110,000 or 16.3% compared to the first quarter of 2001.
During 2001, the Company hired branch presidents as for all its branches to enhance the marketing efforts and related support staff. In addition, two commercial loan officers and a marketing officer were added to the Fort Worth division, a senior commercial loan officer was hired at the Whitesboro branch and a salesman was added to the IPF division. Amortization of intangibles and debt issuance cost was $10,000 during the first quarter of 2001 versus $76,000 last year. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142.
SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before the initial application of the standard, and indefinite-lived intangible assets will not be amortized but will be tested for impairment at least annually.

The Company's efficiency ratio was 90.1% for the three-month period ended March 31, 2002 compared to 71.0% for the comparable period of 2001.
The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for example, for every dollar of revenue the Company generated in the first quarter of 2002, the Company incurred $0.90 in overhead expenses. The Company's efficiency ratios compare unfavorably to other financial institutions in the Company's peer group. The Company operates seven full service branches. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio will improve.

Income Taxes.
The Company recorded no income tax benefits during 2002 or 2001.

Liquidity

Liquidity is the ability of the Company to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered to its customers. The Company's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank has a $5,000,000 line of credit with an unrelated bank under which it can borrow federal funds. The Bank also has the ability to borrow from the FHLB, subject to regulatory approval under the Formal Agreement. Finally, the Bank can sell performing loans through participation agreements to other financial institutions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents represented 13.0% of total assets at March 31, 2002 compared to 15.1% of total assets at December 31, 2001 and 12.7% of total assets at March 31, 2001 Subject to regulatory approval under the Formal Agreement, the Company has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

The Company, as a holding company, is without significant assets other than its ownership of all the common stock of the Bank and is entirely dependent upon dividends received from the Bank or borrowings from its officers and directors in order to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2008 , issued under an indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Indenture"). Under the Formal Agreement the Bank is currently precluded from declaring and paying any dividends without prior OCC approval.

During 2001, the Company met its obligations by selling stock or borrowing funds from members of its board of directors. However, there are no commitments by any of the board of director members to lend additional funds. Accordingly, the Company does not have the financial means to service the interest payments on the Notes and did not pay the interest obligation due March 31, 2002. The Company is attempting to negotiate with Note holders and has offered them non-interest bearing notes, warrants to purchase Company stock, and/or modified conversion features in exchange for interest to be due over the next three years. The Company does not know if it will be successful in these negotiations.

Capital Resources

Total shareholders' equity was $6.5 million at March 31, 2002, representing a $442,000 decrease from December 31, 2001 or 6.3% The Holding Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk-based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios.

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

								Requirement
		   					        To Be Well
                Actual Period-End                  		Capitalized
                Capital Ratios       Required      For Capital  Under Prompt
  	        March 31, Dec. 31,   Under Formal  Adequacy     Action
                  2002     2001       Agreement    Purposes     Requirements
Leverage
Ratios:
Tier I
capital to
average assets
  Consolidated   4.17%   4.98%           --             4.00% 	  5.00%
  Bank           9.01% 	 9.31%           7.00%          5.00%     5.00%

Risk-Based
CapitalRatios:
 Tier I Capital
 to risk-weighted
 assets
  Consolidated    5.93%    6.92%         --             4.00%     6.00%
  Bank           13.82%   13.60%         6.00%          4.00%     6.00%


  Total capital to
   risk-weighted
   assets
    Consolidated  10.14%   11.64%          --           8.00%    10.00%
    Bank          14.07%   14.86%         14.00%        8.00%    10.00%




PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.


Item 2.	Changes in Securities and Use of Proceeds

		Not applicable.


Item 3.	Defaults Upon Senior Securities

Although no default has been declared, the Company did not pay interest that was due March 31, 2002 on $4,350,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2008 (the "Notes"), issued under an indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Indenture").



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

			No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   MAY 14, 2002	SURETY CAPITAL CORPORATION



By:
Richard N. Abrams, Chief Executive Officer and Director
(Principal Executive Officer)


By:
Mary Jo Davis, Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)







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


22


8