Form 10QSB
period 2002-06-30
SURETY CAPITAL CORP /DE/
filed 2002-08-14
CIK 784932

FORM 10-QSB


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549



Mark One

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2002,
OR

[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
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

Yes    X    No


Common stock outstanding on August 12, 2002: 9,926,244 shares.


SURETY CAPITAL CORPORATION


INDEX

PART I  -  FINANCIAL INFORMATION 				Page No.



Item 1	Financial Statements (Unaudited)

	Consolidated Balance Sheets 				3

	Consolidated Statements of Operations			4

	Consolidated Statements of Comprehensive Income 	5

	Condensed Consolidated Statements of Changes in
	  Shareholders' Equity 					6

	Condensed Consolidated Statements of Cash Flows 	7

	Notes to Consolidated Financial Statements		8

Item 2	Management's Discussion and Analysis of Financial
	  Condition and Results of Operations			14

PART II  -  OTHER INFORMATION

Item 1	Legal Proceedings					19

Item 2	Changes in Securities and Use of Proceeds		19

Item 3	Defaults Upon Senior Securities				20

Item 4	Submission of Matters to a Vote of Security Holders	20


Item 5	Other Information					20

Item 6	Exhibits and Reports on Form 8-K			20


					SURETY CAPITAL CORPORATION
					CONSOLIDATED BALANCE SHEETS


							June 30,		December 31,
							2002			2001
							----------		----------
Assets:							(Unaudited)


	Cash and due from banks				$ 4,835,640  		$ 4,387,913

	Federal funds sold				  6,410,000	 	 10,015,000
							 ----------		----------
  	Total cash and cash equivalents			 11,245,640		 14,402,913

	Interest-bearing time deposits in other
	  financial institutions			     28,148		     27,771
	Securities available for sale, at fair value	  9,065,045		 10,597,837
	Securities to be held to maturity		  2,250,000			 --
	Loans, net 					 67,740,349		 60,996,714
	Premises and equipment, net			  5,180,227		  5,310,166
	Accrued interest receivable			    436,456		    439,190
	Other real estate and repossessed assets	    704,351		    737,000
	Goodwill, net					  2,536,679		  2,536,679
	Other assets					    550,337		    512,161
							 ----------		 ----------
	      Total assets				$99,737,232		$95,560,431
							===========		===========




Liabilities:

	Noninterest-bearing demand deposits		$18,336,881		$15,936,327
	Savings, NOW and money market accounts		 32,437,105		 28,196,609
	Time deposits, $100,000 and over		 12,810,931		 14,392,822
	Other time deposits				 24,641,918		 24,628,757
							 ----------		 ----------
	  Total deposits				 88,226,835		 83,154,515
	Convertible subordinated debt			  4,350,000		  4,350,000
	Notes payable						--		    132,746
	Accrued interest payable and other liabilities	    821,578		    948,478
 							 ----------		 ----------
     	    Total liabilities				 93,398,413		 88,585,739
							 ----------		 ----------
Shareholders' Equity:

	Preferred stock, $0.01 par value, 1,000,000
  	  shares authorized, none issued 			--			--
	Common stock, $0.01 par value, 20,000,000 shares
	  authorized, 9,319,080 and  8,074,688  shares
	  issued, respectively				     93,191		     80,747
	Additional paid-in capital			 18,012,553		 17,803,491
	Accumulated deficit				(11,428,605)		(10,522,414)
	Treasury stock, 79,836 shares at cost		   (375,443)		   (375,443)
	Accumulated other comprehensive income (loss)	     37,123		    (11,689)
 							 ----------		 ----------
      	   Total shareholders' equity			  6,338,819 		  6,974,692
							 -----------		 ----------
	   Total liabilities and shareholders' equity	$99,737,232 		$95,560,431
							 ============		===========


					SURETY CAPITAL CORPORATION
				CONSOLIDATED STATEMENTS OF OPERATIONS
					   (Unaudited)
					Three Months Ended	     Six Months Ended
 				----------------------------	---------------------------
				June 30,2002	June 30,2001	June 30,2002   June 30, 2001
				------------	------------	------------   -------------
Interest income:
  Loans, including fees		$ 1,380,825	$ 1,528,963	$ 2,638,308	$ 2,937,939
  Securities, all taxable	    112,531	    204,077	    215,243	    409,383
  Federal funds sold and
    interest bearing
    deposits	     		     40,004          86,458          78,681   	    187,600
				  ---------	 ----------	   --------	  ---------
      Total interest income	  1,533,360	  1,819,498	   2,932,232	  3,534,922
Interest expense:
  Deposits			    452,458	    751,569	     945,340	  1,537,844
  Notes payable			     97,875	     97,875	     195,750	    195,750
				  ---------	 ----------	   ---------	  ---------
      Total interest expense	    550,333	    849,444	   1,141,090	  1,733,594
				  ---------	 ----------	   --------	  ---------
Net interest income		    983,027	    970,054	   1,791,142	  1,801,328

Provision for credit losses 	    250,000		---	     250,000		---
				  ---------	 ----------	   --------	  ---------
Net interest income after
  provision for credit losses	    733,027	    970,054	   1,541,142	  1,801,328

Noninterest income:
  Service charges on deposit
    accounts			    197,593	    152,099	     366,511	    310,996
  Loan collection fees and
    late charges		     45,586	     35,466	      74,008	     87,857
  Other income			    150,683	     18,319	     206,607	     49,178
				  ---------	 ----------	   --------	  ---------
      Total noninterest income	    393,862	    205,884	     647,126	    448,031

Noninterest expense:
  Salaries and employee benefits    821,987	    612,872	   1,606,979	  1,287,724
  Occupancy and equipment	    263,519	    327,241	     524,158	    632,822
  Other expenses		    518,953	    463,295 	     963,322	    872,056
				  ---------	 ----------	   --------	  ---------
      Total noninterest expense	  1,604,459	  1,403,408	   3,094,459	  2,792,602

Net loss before income taxes	   (477,570)	   (227,470)	    (906,191)	  (543,243)
Income tax (benefit)			--		--		--		--
				  ---------	 ----------	   --------	  ---------
Net income (loss)		 $ (477,570)	 $ (227,470)	  $ (906,191)    $ (543,243)
				 ===========	 ===========	   ===========	  ===========
Net income (loss) per share
 Basic				$    (0.05)	  $   (0.04)	  $     (0.10)	 $    (0.09)

 Diluted			$    (0.05)	  $   (0.04)	  $     (0.10)	 $    (0.09)












					SURETY CAPITAL CORPORATION
			CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
					(Unaudited)

				   Three Months Ended 		    Six Months Ended
				---------------------------	-----------------------------
           			June 30,2002  June 30, 2001	June 30, 2002   June 30, 2001
				------------  -------------	-------------	-------------

Net income (loss)		$  (477,570)	$( 227,470)	 $ (906,191)	$ (543,243)
Other comprehensive
   income (loss):
 Unrealized gain (loss)
   on available for sale
   securities arising during
   period			    109,620	    (2,761)	     73,956	   260,695
 Tax effect			    (37,271)	       939	    (25,144)	   (88,636)
				  ---------	 ----------	   --------	  ---------
Total other comprehensive
  income (loss)			     72,349	    (1,822)	     48,812	   172,059
				  ---------	 ----------	   --------	  ---------
Comprehensive income (loss)	$ (405,221)	$ (229,292)	 $ (857,379)	$ (371,184)
				 ===========	 ===========	   ===========	  ===========

					SURETY CAPITAL CORPORATION
		CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
					(Unaudited)


							Six Months Ended
						------------------------------------
						June 30,		June 30,
						  2002			  2001
						-----------		------------

Balance at beginning of period			$ 6,974,692		$  7,677,669
Issuance of Common Stock			    221,506		     403,000
Net income (loss)				   (906,191)		    (543,243)
Change in fair value of securities available
  for sale, net of tax				     48,812		     172,059
				 		-----------		------------
Balance at end of period			$ 6,338,819		$  7,709,485
						===========		============




						SURETY CAPITAL CORPORATION
				CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
						(Unaudited)

							Six Months Ended
						------------------------------------
						June 30,		June 30,
						  2002			  2001
						-----------		------------
Net cash from operating activities	         $ ( 408,807)		$ (318,301)
Cash flows from investing activities:
  Net change in loans				  (7,001,986)		(2,201,743)
  Securities:
     Purchases					  (6,306,372)		(1,203,050)
     Maturities and repayments			   5,650,646		 1,249,566
  Proceeds from sale of other real estate and
    repossessed assets					--		    37,455
  Premises and equipment expenditures		    (125,328)		  (100,890)
						  -----------		 -----------
  Net cash from investing activities		  (7,783,040)		 (2,218,662)

Cash flows from financing activities:
  Increase in notes payable				--		     31,000
  Repayments of notes payable			     (37,746)		    (40,000)
  Issuance of common stock				--	  	    263,000
  Net change in deposits			   5,072,320		  2,721,277
						 -----------		 -----------
      Net cash from financing activities	   5,034,574		  2,975,277

Net change in cash and cash equivalents		  (3,157,273)		    438,314
Cash and cash equivalents at beginning of period  14,402,913		 11,023,209
						 -----------		 -----------
Cash and cash equivalents at end of period	$ 11,245,640		$ 11,461,523
						============		============





Supplemental disclosures:

  Cash paid for interest			$    759,996		$  1,680,499
  Cash paid (refunds received) for federal
    income taxes				    --				--

Significant non-cash transactions:
  Transfers of repossessed collateral
    to other real estate and
    repossessed assets				$      8,351		$      19,000
  Issuance of common stock in settlement
    of notes payable and accrued director
    fees.					$    221,506		$     140,000
Write-down of carrying value of other
   real estate owned				$    (41,000)			--




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

These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended December 31, 2001, included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2001 (the "2001 Form 10-KSB"). Please refer to the accounting policies of the Company described in the notes to financial statements contained in the 2001 Form 10-KSB. The Company has consistently followed these policies in preparing this Form 10-QSB.

Some items in prior financial statements have been reclassified to conform to the current presentation.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 effective January, 2002. SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before the initial application of the standard, and indefinite-lived intangible assets will not be amortized but will be tested for impairment at least annually. Identified finite-lived intangible assets will be amortized over their useful lives and reviewed for impairment when circumstances warrant. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any ultimate impairment loss recognized must be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test must be performed in the year of adoption of the standard. The new standard is required to be applied prospectively. As required, the Company adopted SFAS No. 142 on January 1, 2002, and estimates that the elimination of goodwill amortization will reduce noninterest expense by approximately $262,000 for 2002. Included in other operating expense for the three and six month periods ended
June 30, 2001 is $ 66,000 and $132,000, respectively, Goodwill amortization expense. The Company's transitional impairment test indicated no impairment.

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

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

				Three Months Ended    Six Months Ended
				------------------    -----------------
				June 30,   June 30,   June 30,	June 30,
				2002	   2001	      2002	2001
				--------   --------   --------	--------
Weighted-average shares
 outstanding-Basic		9,319,080  6,028,507   8,700,326  6,002,755
Effect of stock options		--	    --		 --	   --
				---------  --------   ---------   ---------
Weighted-average shares
  outstanding-Diluted		9,319,080  6,028,507   8,700,326  6,002,755
				=========  =========   =========  =========

The Company reported a net loss for the three and six-month periods ended June 30, 2002 and 2001. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.

3.	Securities

Securities available for sale and to be held to maturity consisted of the following:

						Gross	    Gross	Estimated
				Amortized	Unrealized  Unrealized  Fair
				Cost		Gains	    Losses	Value
				---------	----------  ----------  ---------
June 30, 2002:
U.S. Treasury notes    		$  203,600	$     712   $    --	 $  204,312
U.S. government
  agencies			 9,639,464	   53,116	 --	  9,692,580
Mortgage-backed
  securities			   646,730	    3,410	(991)	    649,149
Other securities		   769,004	      --         --	    769,004
				----------	----------  ----------  ----------
Total securities	       $11,258,798	$  57,238   $   (991)   $11,315,045
				==========	=========   =========	===========

December 31, 2001:

U.S. government
  agencies			$9,100,582	$  4,389    $(22,775)	 $9,082,196
Mortgage-backed
  securities			   748,061	   4,457      (3,781)	    748,737
Other securities		   766,904	    --		--	    766,904
				----------	----------  ----------  ----------
Total securities		$10,615,547	$  8,846    $(26,556)   $10,597,837
				==========	=========   =========	===========

There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 2001 or June 30, 2002.

Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank ("FHLB").

The amortized cost and estimated fair value of securities at June 30, 2002 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

									Estimated
						Amortized		Fair
						Cost			Value
						---------		---------
Due within one year		   	     $   203,600	     $    204,312

Due after one year through five years	       9,136,636		9,164,299
Due after five years through ten years		 502,828		  528,281
Mortgage-backed securities			 646,730		  649,149
Other securities				 769,004		  769,004
						--------		---------
Total securities			     $11,258,798	      $11,315,045
					     ===========	      ===========

There were no sales of securities available for sale during the three-month or six-month periods ended June 30, 2002 or June 30, 2001.






4.	Loans

	Loans consisted of the following:

						June 30, 	 December 31,
						2002		 2001
						------------	 ------------
	Real estate loans			$ 38,406,370    $  38,296,528
	Insurance premium financing		  10,422,613	    4,588,151
	Commercial loans			  13,381,504 	   13,311,170
	Consumer				   7,167,278	    6,202,544
						------------	-------------
	Total gross loans			  69,377,765	   62,398,393
	Unearned interest			    (309,388)	     (135,216)
	Allowance for credit losses		  (1,328,028)	   (1,266,463)
						-------------	--------------
	Loans, net				$ 67,740,349	$  60,996,714
						============	=============

	Activity in the allowance for credit losses on loans was as follows:



					Three Months Ended	  Six Months Ended
					--------------------	---------------------
					June 30,   June 30,  	  June 30,   June 30,
					2002	   2001		  2002	      2001
					--------   --------	----------   ----------
	Beginning balance	      $1,102,020  $ 1,282,506  $ 1,266,463  $ 1,263,961
	Provision for credit
	 losses				$250,000	--	   250,000	--
	Charge-offs		  	(113,757)     (68,678)	  (350,292)    (160,770)
	Recoveries			  89,765      107,413	   161,857	218,050
				       ----------   ---------	-----------  -----------
	Ending balance		      $1,328,028  $ 1,321,241  $ 1,328,028  $ 1,321,241
				      ==========  ===========  ===========  ============

							June 30, 	 December 31,
							2002		 2001
							------------	 ------------
I	Impaired loans were as follows:

	Impaired loans with allowance allocated		$ 1,014,560	$ 1,495,244
	Impaired loans with no allowance allocated	  3,256,213	  1,217,478
							-----------	-----------
	  Total impaired loans				$ 4,270,773	$ 2,712,722
							===========	===========
	Amount of the allowance allocated		$   284,612	$   263,020
							===========	===========

	Nonperforming loans were as follows:		June 30,	December 31,
							2002		2001
							------------	 ------------

	Loans past due over 90 days still on accrual	$    847,749	$         --
	Nonaccrual loans				   2,386,758	     732,131
							------------	------------
	Total nonperforming loans			$  3,234,507	$    732,131
							============	============

5.	Convertible Subordinated Debt and Notes Payable

On March 31, 1998, the Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Company. The terms of the Notes are such that they qualify as Tier II capital under the Federal Reserve Board's regulatory capital guidelines applicable to bank holding companies. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008. The Company did not pay the interest due March 31, 2002. The Company is attempting to negotiate with Note holders and has offered them non-interest bearing notes, warrants to purchase Company stock, and/or modified conversion features in exchange for interest to be due over the next three years.
The Company does not know if it will be successful in these ongoing negotiations.

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

Other notes payable of $132,746 at December 31, 2001 represent funds borrowed from current and former members of the Company's Board of Directors to provide the Company funds to meet its cash obligations. $37,746, which represents amounts to a former director's law firm for services provided, was paid in January 2002. The remaining $95,000 were non interest bearing notes and were converted into common stock during the second quarter of 2002 at the rate of $0.2167 per share.


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

Financial instruments with off-balance sheet risk at June 30, 2002 and December 31, 2001 included unfunded loan commitments of $4,171,917 and $4,897,000 and letters of credit of $536,331 and $450,000.Federal funds sold totaled $6,410,000 and $10,015,000 at June 30, 2002 and December 31, 2001. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage.
The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. The Company has geographic concentrations of credit in its principal market areas of Bexar, Comal, Grayson, and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance Premium Finance ("IPF") loans, secured by the residual value of unearned insurance premiums, comprised $10,422,613 or 15.0%, and $4,715,000, or 7.6%, of gross loans at June 30, 2002 and
December 31, 2001.



8.	Other Noninterest Expense

Other noninterest expense consisted of the following:


    				Three Months Ended	 Six Months Ended
				-------------------	------------------
				June 30,    June 30,    June 30,    June 30,
				2002	    2001	2002	    2001
				-------	    -------	--------    --------
Professional services 		$ 157,639  $ 123,402	$ 251,149   $218,351
Postage and delivery		   32,459     35,462	   64,120     74,574
Telephone 			   27,094     36,512	   61,313     76,367
Office supplies 		   23,033     22,212	   43,213     36,076
Amortization of intangibles
  and debt issuance costs	   10,398     75,981	   20,796    151,965
Insurance			   44,329     31,867	   81,792     63,019
FDIC and OCC assessments	   25,256     33,073	   50,346     42,533
Other 				  198,745    104,786	  390,593    209,171
				---------    -------	  -------    -------
Total other noninterest
  expense			$ 518,953   $463,295     $963,322  $ 872,056
				=========   ========     ========  ==========

9.	Subsequent Events

On June 18, 2002, the Company authorized 1,041,666 shares to be issued for $100,000. The shares were issued in July to two directors. Funds were used for parent company operating expenses.

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2002 compared to December 31, 2001, and the consolidated results of operations for the three-month and six month periods ended June 30, 2002 compared to the same periods in 2001.
The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements.
This discussion should be read in conjunction with the consolidated financial statements and related footnotes.


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

  Regulatory actions related to the Company's non-compliance with the Formal
    Agreement in place with the OCC.


These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Regulatory Relations

Formal Agreement with the OCC. On November 19, 1998 the Board of Directors of the Bank entered into a formal written agreement (the "Formal Agreement") with the Office of the Comptroller of the Currency (the "OCC") pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank initially was unable to achieve the capital requirements set forth in the Formal Agreement and after receiving an extension from the OCC the Bank achieved the required levels of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999, and has remained in compliance since that time. At June 30, 2002 the Bank was not in compliance with the Formal Agreement. The Bank's risk-based capital ratio was 12.96% compared to the 14.00% required by the Formal Agreement. Management is uncertain what action, if any, the OCC will take as a result. The Bank was in compliance with other terms of the Formal Agreement. The Company remains subject to the Formal Agreement and management does not know when or if the OCC will agree to terminate the Formal Agreement.
..

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

Securities and Exchange Commission Agreement. The Company is subject to reporting requirements of the Securities and Exchange Act of 1934, as amended. The Securities and Exchange Commission ("SEC") investigated the Company and others with respect to various accounting irregularities found by the Company in its IPF division during an internal audit of the division conducted in 1999 and the first quarter of 2000. Upon finding the irregularities, the Company reported them to the SEC, the OCC as well as certain legal authorities. The Company fully cooperated with the SEC as well as the banking regulatory agencies involved in investigation.
In February 2002, the SEC issued a finding that the Company violated certain sections of the Securities and Exchange Act of 1934.

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

Analysis of Financial Condition

The Company's assets totaled $99.7 million at June 30, 2002, representing a 4.4% increase compared to $95.6 million at December 31, 2001. The increase in assets was primarily the result of increases in loans and, to a lesser extent, an increase in securities, offset partly by a decline in federal funds sold.

Federal funds sold declined $3.6 million or 36% primarily as a result of increased loan volumes.

Total securities increased 6.8% and were $11.3 million at June 30, 2002.
The $717,000 increase from December 31, 2001 was due partly to a $74,000 increase in market value. Net unrealized gains were $56,000 at June 30, 2002 compared to net unrealized losses of $18,000 at December 31, 2001.

Net loans increased $6.7 million, or 11.0%, from $61.0 million at December 31, 2001 to $67.7 million at June 30, 2002, due primarily to an increase in IPF loans. Net loans were up $4.0 million from March 31, 2002. IPF loans increased $5.8 million, or 127.2%, from
December 31, 2001 and were up $3.8 million or 56.8% from the first quarter. The increase in IPF loan volumes reverses a trend of steady decline in IPF loans that began in 1999. Real estate loans and commercial loans were relatively unchanged from December 31 while consumer loans rose
$1 million or 15%.

Total deposits were $88.2 million at June 30, 2002, an increase of $5.1 million, or 6.1%, from December 31, 2001. The growth was primarily in noninterest-bearing demand and money market, now and savings deposits. Non-interest bearing demand deposits increased $2.4 million to $18.4 million and represented 20.8% of total deposits at June 30, 2002 compared to $15.9 million, or 19.2% of total deposits at December 31, 2001. Savings, NOW and money market accounts increased $4.2 million and represented 36.8% of total deposits. Deposits denominated over $100,000 declined $1.6 million. The shift in deposit categories is due to the growth in commercial accounts.

Time deposits made up 42.5% of the deposit portfolio at June 30, 2002 compared to 46.9% at December 31, 2001. Substantially all of the Company's time deposits mature in less than five years and are obtained from customers in the Company's trade market.
Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

Convertible subordinated debt totaled $4.35 million at June 30, 2002 and December 31, 2001. Convertible subordinated notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually. The Company did not pay the interest due March 31, 2002. The Company is attempting to negotiate with Note holders and has offered them non-interest bearing notes, warrants to purchase Company stock, and/or modified conversion features in exchange for interest to be due over the next three years. The Company does not know if it will be successful in these ongoing negotiations.
$95,000 of the notes payable at December 31, 2001, which represented funds borrowed from current and former directors, officers, and other insiders were converted into 438,400 shares of common stock at $0.2167 per share. The remaining $37,746 of notes payable at December 31, 2001 was repaid at a slight discount.

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

The Company experienced a $478,000 net loss for the three months ended June 30, 2002 compared to $227,000 net loss for the same period in 2001. Net loss per share was $0.05 and $0.04, respectively, per share for both three months periods. The Company did not reflect any tax benefit with the losses because the Company cannot be certain that it will receive a future income tax benefit.

The increased loss compared to the year earlier period is due primarily to a $250,000 provision for credit losses recorded in the second quarter of 2002, no provision expense was recorded during 2001, and a $209,000 increase in salary and employee benefit expenses. Partly offsetting these increased costs were a $46,000 increase in service charge on deposit account income and a $132,000 increase in other income. The increase in other income is due primarily to the settlement of a retirement agreement with the former chairman that resulted in a $133,000 benefit to other income.

For the six months ended June 30, 2002, the Company recorded a $906,000 loss ($0.10 per share) compared to a $543,000 loss
($0.09) during the same period of 2001.

Net Interest Income. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. At June 30, 2001, the average prime interest rate was 6.75% and is currently 4.75%. The Federal Reserve Board, in an attempt to stimulate the economy, steadily reduced interest rates during 2001 and 2002. Future moves by the Federal Reserve are not accurately predictable. The decline in general interest rates had the effect of immediately reducing the yield on federal funds sold, variable rate loans, and investment securities. Federal funds sold represented 11% of average earning assets during the three and six month periods ended June 30, 2002.

For the second quarter 2002, net interest income increased $13,000, or 1.3%, compared to the same period last year due primarily to a growth in average earning assets while the net interest margin declined 28 basis points. The Company's net interest margin was 4.49% for the second quarter of 2002 compared to 4.77% during the same period last year. The 28 basis point decrease in average net interest margin was primarily due to decreased yields on federal funds and investment securities offset partly by loan growth. Also negatively impacting net interest income was an increase in non accrual loans. Federal funds sold represented 11% of earning assets during the second quarter of 2002 versus 9.5% during the year ago period and the average yield declined from 4.47% to 1.72%.
Yield on investment securities declined 6.17% to 3.88%, due primarily to the reinvestment of called or matured securities at lower yields. Average balance of loans increased $6.1 million from the year ago quarter while interest bearing deposits increased $5.3 million. The weighted-average yield on interest-earning assets was 7.01% versus 8.94% last year and the average rate paid on interest bearing deposits declined to 2.57% from 4.61%.

For the six months ended June 30, 2002, net interest income declined $10,000 due primarily to a decline in average yields, an increase in loans on non-accrual, and a shift in earning assets from investment securities to federal funds sold. These effects were offset partly by an increase in average earning assets. The Company's net interest margin was 4.20% for the first six months of 2002 compared to 4.52% during the same period last year. The 32 basis point decrease in average net interest margin was primarily due to decreased in yields on federal funds and investment securities and the reinvestment of matured or called investment securities into federal funds sold, offset partly by an increase in average loan balances. Federal funds sold represented 11.1%% of earning assets during the first six months of 2002 versus 9.28% during the year ago period and average yield declined from 5.08% to 1.66%. Yield on investment securities declined from 6.30% to 3.82% due primarily to the reinvestment of called or matured securities at lower yields. Average loan volumes increased $5 million while the average yield declined from 9.90% to 8.18%. The weighted-average yield on interest-earning assets was 6.88% versus 8.87% last year.

Management believes that the Company's success in commercial and IPF lending will result in further shifts in earning assets from federal funds sold to higher yielding loans.

The Company is asset sensitive, whereby its interest-bearing assets will generally mature, or re-price, more quickly than its interest-bearing liabilities. Based on the Company's gap position, income should generally rise in periods of rising market interest rates and fall in periods of declining market interest rates. However, in a falling interest rate environment, the Company may need to increase rates to attract and retain deposits. A shift in the earning asset base from low yielding federal funds to higher yielding loan categories would benefit the Company's net income in either rate environment.
The Company increased its balance of noninterest bearing deposits from $15.9 million at December 31, 2001 to $18.4 million at June 30,
2002 and decreased its reliance on time deposits in denomina-tions over $100,000, which slightly mitigated the negative gap position. Since December 31, 2001, total loans increased $6.7 million and non-accrual loans increased $1.7 million.

Allowance and Provision for Credit Losses. The Company recorded a $250,000 provision for credit losses during the second quarter and six-month period ended June 30, 2002 while no provision expense was recorded last year.
All lending activity contains risks of loan losses and the Company recognizes these credit risks as a necessary element of its business activity. The Company maintains an allowance for credit losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications.
The provision for credit losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. During the second quarter, the Company engaged an independent third party to review the credit worthiness of the Company's loan portfolio and individual credit relationships. One of the primary objectives of the loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio loss reserves. The loan review report will be issued during the third quarter. Based on preliminary results of that review, and the Company's internal calculations, the Company recorded a $250,000 provision for credit losses expense during the second quarter.

..
The Company did not record a provision for credit losses during 2001 as management considered the allowance for credit losses adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. During the second quarter of 2002, the Company recorded a $250,000 provision for credit losses. The provision for credit loss expense was necessitated by a $6.7 million increase in loans since year end, a $1.6 million increase in impaired loans, and a $2.5 million increase in nonperforming loans, which included a $1.7 million increase in loans on nonaccrual.

Loans charged to the allowance for credit losses, net of recoveries, was $24,000 during the second quarter of 2002 while loan loss recoveries exceeded loan charge-offs by $39,000 during the second quarter of 2001.
 For the six months ended June 30, 2002, loans charged to the allowance for credit losses, net of recoveries, was $188,000 while loan recoveries exceeded loan charge-offs by $57,000 during the previous year period. T he allowance for credit losses at June 30, 2002 was $1.3 million or 1.93% of loans outstanding versus $1.3 million or 2.14% of loans at June 30, 2001 and $1.3 million or 2.04% of loans outstanding at December 31, 2001.

Nonperforming loans, defined as loans past due 90 days or more and loans for which the accrual of interest has been discontinued, totaled $3.2 million at June 30, 2002 versus $0.8 million at June 30,
2001 and $0.7 million at December 31, 2001. Nonperforming loans as a percentage of total loans totaled 4.7%, 1.3% and 1.2%, respectively, at such dates. During the first quarter the Bank placed a $1.3 million loan secured by an apartment complex in San Antonio on non accrual status.

The bank increased its IPF loans $5.8 million since year end. IPF loans charged to the allowance, net of recoveries, was $10,000 during the six months ended June 30, 2002.

 While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

Noninterest Income. Noninterest income totaled $394,000 for the second quarter of 2002 compared to $206,000 in the second quarter of 2001. Included in the year 2002 results is a $ 133,000 benefit from the settlement of a retirement package with Jack Bean, the Company's previous chairman.
Service charges on deposit accounts increased $45,000 due primarily to a 15% increase in the period end balance of transactional deposits.

Noninterest income for the first six months of 2002 was $647,000 versus $448,000 million during the first six months of 2001, a $199,000 increase, attributed primarily to the settlement of the retirement package as mentioned above.

Noninterest Expense. Noninterest expense totaled $1.6 million for the three month periods ended June 30, 2002, representing a $201,000 increase, or 14.3%, from the same period in 2001. For the six month period ended
June 30, 2002, noninterest expense increased $302,000 from the year earlier period. The increases are due primarily to increased salary and employee benefit expenses. Salary and employee benefit expenses increased $209,000 or 34% for the second quarter of 2002 compared to the year earlier period and increased $319,000 or 24.8% for the six month period ended June 30, 2002 versus 2001. The Company hired branch presidents during 2001 for each of its branches and added two loan officers and a marketing officer at its Fort Worth location during early 2002. Included in salary expense for the three and six month periods ended June 30, 2002 is a $29,000 severance package paid to a long term employee of the Company's Whitesboro branch who was terminated as part of a reduction in force.

Amortization of intangibles and debt issuance cost was $10,000 for the second quarter of 2002 and $21,000 for the six month period ended
June 30, 2002, versus $76,000 and $152,000, respectively, for the comparable periods of 2001. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142.
SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before the initial application of the standard, and indefinite-lived intangible assets will not be amortized but will be tested for impairment at least annually.

Included in other noninterest expense for the three and six month periods ended June 30, 2002 are $40,000 write down expense of other real estate owned in Converse, Texas.

The Company's efficiency ratio was 83.3% for the three-month period ended June 30, 2002 compared to 69.0% for the comparable period of 2001.
For the six month period ended June 30, 2002, the efficiency ratio was 86.5% versus 70.1% for the year earlier six month period. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for example, for every dollar of revenue the Company generated in the second quarter of 2002, the Company incurred $0.83 in overhead expenses. The Company's efficiency ratios compare unfavorably to other financial institutions in the Company's peer group. The Company operates seven full service branches. The high salary and occupancy expenses associated with the high number of physical locations relative to asset size is the primary reason for the poor efficiency ratio. Management is attempting to correct the situation by increasing the loan and marketing officer staff. While this may worsen the ratio in the short term, management is hopeful the result will be increased loans and deposits and thereby lower the ratio through growth.


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

Cash and cash equivalents represented of 11.3% total assets at June 30, 2002 versus 13.0% of total assets at March 31, 2002 and 15.1% of total assets at December 31, 2001. The Company has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

The Company, as a holding company, is without significant assets other than its ownership of all the common stock of the Bank and is entirely dependent upon dividends received from the Bank or borrowings from its officers and directors in order to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2008 issued under an indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee. Under the Formal Agreement the Bank is currently precluded from declaring and paying any dividends without prior OCC approval.

During 2001, the Company met its obligations by selling stock or borrowing funds from members of its board of directors. However, there are no commitments by any of the board of director members to lend additional funds.

Accordingly, the Company does not have the financial means to service the interest payments on the Notes. The Company did not pay the interest due March 31, 2002. The Company is attempting to negotiate with Note holders and has offered them non-interest bearing notes, warrants to purchase Company stock, and/or modified conversion features in exchange for interest to be due over the next three years. The Company does not know if it will be successful in these ongoing negotiations.

Capital Resources


Total shareholders' equity was $6.3 million at June 30, 2002, representing a $636,000 decrease from December 31, 2001 or 9.1%.

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

As discussed above, the Bank is subject to more stringent capital requirements under the Formal Agreement. The Bank is currently not in compliance with the risk based capital ratios required by theAgreement and management is uncertain what action, if any, the OCC will take as a result. The table below sets forth consolidated and Bank-only actual capital levels in addition to the capital requirements under the Formal Agreement and prompt corrective action regulations.


								Requirement
		   					        To Be Well
                Actual Period-End                  		Capitalized
                Capital Ratios       Required      For Capital  Under Prompt
  	       June 30,   Dec. 31,   Under Formal  Adequacy     Action
                  2002     2001       Agreement    Purposes     Requirements
              ----------  ---------  -----------------------------------------
Leverage
Ratios:
Tier I
capital to
average assets
  Consolidated   4.01    4.98%           --             4.00% 	  5.00%
  Bank           8.71% 	 9.31%           7.00%          5.00%     5.00%

Risk-Based
CapitalRatios:
 Tier I Capital
 to risk-weighted
 assets
  Consolidated    5.38%    6.92%         --             4.00%     6.00%
  Bank           11.71%   13.60%         6.00%          4.00%     6.00%


  Total capital to
   risk-weighted
   assets
    Consolidated   9.31%  11.64%          --           8.00%    10.00%
    Bank          12.967%   14.86%         14.00%        8.00%    10.00%





PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.


Item 2.	Changes in Securities and Use of Proceeds

During the second quarter of 2002, the Company issued 1,244,392 unregistered shares of common stock. 438,400 shares were issued under the conversion provisions of $95,000 of notes at a conversion rate of $0.2167 per share. The notes were issued in 2001 and proceeds were used for parent company operating expenses. The remaining shares were issued to directors as compensation for year 2001 board and committee meeting attendance.

Item 3.	Defaults Upon Senior Securities

Although no default has been declared, the Company did not pay interest that was due March 31, 2002 on $4,350,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2008, issued under an indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee.
..




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

			Incorporated by reference are the exhibits attached to the Company's form
			10KSB filed with the Commission.

99.1	Certification of the chief executive officer pursuant to section 906 of the
        Sarbaines-Oxley Act of 2002.

99.2	99.2 Certification of the chief financial officer pursuant to section 906
	of the Sarbaines-Oxley Act of 2002.

		(b)	Reports on Form 8-K

			No reports on Form 8-K were filed during the quarter ended June 30, 2002.


SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   AUGUST 12, 2002

SURETY CAPITAL CORPORATION



By:
Richard N. Abrams, Chief Executive Officer and Director
(Principal Executive Officer)


By:
R. G. Lowrey, Vice President and Chief Financial Officer.
 (Principal Financial Officer and Chief Accounting Officer)






































CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Surety Capital Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report), I, Richard N. Abrams, chief executive officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
	(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ _________


______________
Richard N. Abrams
Chief executive officer
August 13, 2002


	Exhibit 99.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Surety Capital Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report), I, R. G. Lowrey, chief financial officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:
	(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ ___________



____________
R. G. Lowrey,
Chief financial officer
August 13, 2002






INDEX TO EXHIBITS

EXHIBIT
NUMBER
DESCRIPTION
PAGE NUMBER
11
Statement Regarding the Computation of Earnings
Per Share
Reference is hereby made to the
Consolidated Statements of
Operations on page 4 and Note 2
to the Consolidated Financial
Statements on page 8 hereof
99.1
Certification of the chief executive officer pursuant to
section 906 of the Sarbaines-Oxley Act of 2002.


99.2
Certification of the chief executive officer pursuant to
section 906 of the Sarbaines-Oxley Act of 2002.






3.01
Certificate of Incorporation, as
amended
Filed with the Company's Form 10-K dated
December 31, 1993 and incorporated by
reference herein.

3.02
Form of Common Stock certificate
(specimen)
Filed with the Company's Form 10-K dated
December 31, 1993 and incorporated by
reference herein.

3.03
Restated Bylaws of the Company
Filed with the Company's Form 10-K dated
December 31, 1994 and incorporated by
reference herein.

4.01
Indenture dated as of March 31,
1998 between the Company and
Harris Trust and Savings Bank,
Chicago, Illinois, as trustee
Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.

4.02
Form of Notes (included in
Exhibit 4.02)
Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.

4.03
Form of Note Purchase
Agreements dated March 31, 1998
Filed with the Company's Registration
Statement No. 333-57601 on Form S-3 and
incorporated by reference herein.

10.01
Surety Capital Corporation 1988
Incentive Stock Option Plan
Filed with the Company's Form 10-K dated
December 31, 1991 and incorporated by
reference herein.

10.02
Surety Capital Corporation 1995
Incentive Stock Option Plan
Filed with the Company's Form 10-K dated
December 31, 1994 and incorporated by
reference herein.

10.03
Surety Capital Corporation
Amended and Restated Stock
Option Plan for Directors, and
Form of Stock Option Agreement
Filed with the Company's Form 10-K dated
December 31, 1996 and incorporated by
reference herein.

10.04
Surety Capital Corporation 1997
Non-Qualified Stock Option Plan
for Officers and Key Employees,
and Form of Stock Option
Agreement

Filed with the Company's Form 10-K dated
December 31, 1997 and incorporated by
reference herein.

10.05
Surety Capital Corporation 1997
Non-Qualified Stock Option Plan
for Non-Employee Directors, and
Form of Stock Option Agreement
Filed with the Company's Form 10-K dated
December 31, 1997 and incorporated by
reference herein.

10.06
Amended and Restated Post
Retirement Services Agreement
Between Surety Capital Corpora-
tion, Surety Bank, National
Association and C. Jack Bean,
dated November 1, 1998
Filed with the Company's Form 10-K dated
December 31, 1998 and incorporated by
reference herein.

10.07
Surety Capital Corporation
Amended and Restated 1998
Incentive Stock Option Plan
Filed with the Company's Proxy Statement for the Annual Meeting of Stockholders held on May 21, 1998 and incorporated by reference herein.

10.08
Earnest Money Contract between
Curtis F. Nooner, Norman S.
Moize, and Waldron Property
Company No. Two, L.P., as seller,
and Surety Bank, National
Association, as purchaser, dated
April 29, 1999, and First
Amendment to Earnest Money
Contract, dated June 25, 1999
Filed with the Company's Form 10-K dated
December 31, 1999 and incorporated by
reference herein.

10.09
Form of Redeemable Convertible
Promissory Note between Surety
Capital Corporation and C. Jack
Bean, Charles M. Ireland,
Margaret E. Holland, Aaron M.
Siegel, Garrett Morris, Cullen W.
Turner, William B. Byrd, Michael L.
Milam and Lloyd W. Butts, and
related Warrant, dated October
29, 1999
Filed with the Company's Form 10-K dated
December 31, 1999 and incorporated by
reference herein.

10.10
Form of Indemnification
Agreement between Surety
Capital Corporation and William B.
Byrd, Lloyd W. Butts, Charles M.
Ireland, Margaret E. Holland,
Michael L. Milam, Garrett Morris,
Cullen W. Turner and John D.
Blackmon, dated January 18,
2000
Filed with the Company's Form 10-K dated
December 31, 1999 and incorporated by
reference herein.

10.11
Form of Indemnification
Agreement between Surety Bank,
National Association and William
B. Byrd, Lloyd W. Butts, Charles
M. Ireland, Margaret E. Holland,
Michael L. Milam, Garrett Morris,
Cullen W. Turner and John D.
Blackmon, dated January 18,
2000
Filed with the Company's Form 10-K dated
December 31, 1999 and incorporated by
reference herein.

10.12
Employment Agreement between
Surety Capital Corporation, Surety
Bank, National Association and
Charles M. Ireland, dated January
14, 2001

X
10.13
Form of Redeemable Convertible
Promissory Note between Surety
Capital Corporation and various
directors and an employee, dated
October 2, 2000

X
16.01
Letter from
PricewaterhouseCoopers LLP to
the Securities and Exchange
Commission dated June 11, 1999
Filed with the Company's Form 8-K/A
(Amendment No. 1) dated June 3, 1999 and incorporated by reference herein.

21.01
Subsidiaries of the Registrant

X
23.01
Consent of Weaver and Tidwell,
L.L.P.

X



21

21


2
See accompanying notes to consolidated financial statements.

7
FINAL 2002 June form 10q

3

26