Form 10QSB
period 2002-09-30
SURETY CAPITAL CORP /DE/
filed 2003-04-01
CIK 784932

FORM 10-QSB


SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549



Mark One

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
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

Yes    X    No


Common stock outstanding on November 14, 2002: 9,926,244 shares.


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





September 30,

December 31,



2002

2001
Assets:

(Unaudited)








Cash and due from banks

   $  5,017,881

$ 4,387,913

Federal funds sold

      5,520,159

10,015,000

  Total cash and cash equivalents

10,538,040

14,402,913

Interest-bearing time deposits in other financial institutions

28,274

27,771

Securities available for sale, at fair value

       7,993,892

10,597,837

Securities to be held to maturity

--

--

Loans, net

74,702,506

60,996,714

Premises and equipment, net

5,100,449

5,310,166

Accrued interest receivable

476,047

439,190

Other real estate and repossessed assets

810,013

737,000

Goodwill, net

2,536,679

2,536,679

Other assets

342,539

512,161

      Total assets

$102,528,439

$95,560,431






Liabilities:





Noninterest-bearing demand deposits

$  20,184,002

$15,936,327

Savings, NOW and money market accounts

29,707,585

28,196,609

Time deposits, $100,000 and over

14,986,415

14,392,822

Other time deposits

26,952,149

24,628,757

  Total deposits

91,830,151

83,154,515

Convertible subordinated debt

4,350,000

4,350,000

Notes payable

--

132,746

Accrued interest payable and other liabilities

1,024,062

948,478




0


      Total liabilities

97,204,213

88,585,739






Shareholders' Equity:





Preferred stock, $0.01 par value, 1,000,000 shares authorized,




  none issued
--

--

Common stock, $0.01 par value, 20,000,000 shares authorized, 9,319,080 and 8,074,688 shares issued, respectively

100,061


80,747






Additional paid-in capital

18,085,534

17,803,491

Accumulated deficit

(12,547,087)

(10,522,414)

Treasury stock, 79,836 shares at cost
(375,443)

(375,443)

Accumulated other comprehensive income (loss)

61,161

(11,689)







      Total shareholders' equity

5,324,226

6,974,692







      Total liabilities and shareholders' equity

$102,528,439

$95,560,431



SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)










Three Months Ended

Nine Months Ended









September
30,
2002

September
30,
2001

September
30,
2002

September
30,
2001
Interest income:







  Loans, including fees
$ 1,496,933

$ 1,624,628

$4,135,241

$4,562,568
  Securities, all taxable
86.838

200,530

302,081

609,912
  Federal funds sold and
interest bearing







  deposits
19,000

53,557

97,681

241,157








      Total interest income
1,602,771

1,878,715

4,535,003

5,413,637








Interest expense:







  Deposits
425,080

697,397

1,370,420

2,235,241
  Notes payable
97,877

97,875

293,627

293,625








      Total interest expense
522,957

795,272

1,664,047

2,528,866








Net interest income
1,079,814

1,083,443

2,839,765

2,884,771
















Provision for credit losses
1,135,000

---

1,385,000

		---









Net interest income after
provision for







credit losses
(55,186)

1,083,443

1,485,956

2,884,771








Noninterest income:







  Service charges on deposit
accounts
201,376

156,588

567,887

467,584
  Loan collection fees and
late charges
91,377

31,355

165,385

119,212
  Other income
3,638

20,456

210,245

69,634








      Total noninterest income
296,391

208,399

943,517

656,430








Noninterest expense:







  Salaries and employee
benefits
724,442

658,775

2,331,421

1,946,499
  Occupancy and equipment
263,779

296,671

787,937

929,493
  Other expenses
371,467

703,153

1,334,789

1,575,209








      Total noninterest
expense
1,359,688

1,658,599

4,454,147

4,451,201








Net loss before income
taxes
(1,118,483)

(366,757)

(2,024,674)

(910,000)
Income tax (benefit)
--

--

--

--








Net income (loss)
$ (1,118,483)

$   (366,757)

$ (2,024,674)

$ (910,000)








Net income (loss) per share
- Basic
$    (0.11)

$       (0.05)

$     (0.20)

$        (0.14)








Net income (loss) per share
- Diluted
$    (0.11)

$       (0.05)

$     (0.20)

$        (0.14)









SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)















Three Months Ended

Nine Months Ended









September
30,
2002

September
30,
2001

September
30,
2002

September
30,
2001








Net income (loss)
$(1,118,483)

$( 366,757)

$(2,024,674)

$ (910,000)
Other comprehensive income (loss):







 Unrealized gain (loss) on available -for sale







  securities arising during period
18,712

110,527

92,668

371,222
 Tax effect
(6,363)

(37,579)

(31,507)

(126,215)
Total other comprehensive income (loss)
12,349

72,948

61,161

245,007

Comprehensive income (loss)

$(1,106,134)


$ (293,809)


$(1,963,513)


$ (664,993)


SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)




Nine Months Ended







September
30,

September
30,


2002

2001










Balance at beginning of period

$ 6,974,692

$  7,677,669
Issuance of Common Stock

313,047

403,000
Net income (loss)

(2,024,674)

(910,000)





Change in fair value of securities available




  for sale, net of tax

61,161

245,007




Balance at end of period

$ 5,324,226

$  7,415,676







SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)














Nine Months Ended







September
30,

September
30,


2002

2001










Net cash from operating activities

 $ 148,371

$     (133,259)





Cash flows from investing activities:




  Net change in loans

(15,099,143)

(4,234,897)
  Securities:




     Purchases

(8,304,272)

(1,710,863)
     Maturities and repayments

10,855,000

1,761,437
  Proceeds from sale of other real estate and




    repossessed assets

--

37,455
  Premises and equipment expenditures

(162,719)

(173,689)





  Net cash from investing activities

(12,711,134)

(4,320,557)





Cash flows from financing activities:




  Increase in notes payable

--

31,000
  Repayments of notes payable

(37,746)

(40,000)
  Issuance of common stock

60,000

263,000
  Net change in deposits

8,675,636

760,493





      Net cash from financing activities

8,697,890

1,014,493





Net change in cash and cash equivalents

(3,864,873)

(3,439,323)
Cash and cash equivalents at beginning of period

14,402,913

11,023,209





Cash and cash equivalents at end of period

$10,538,040

$ 7,583,886





Supplemental disclosures:




  Cash paid for interest

$1,360,369

$2,392,989
  Cash paid (refunds received) for federal income taxes

--

--





Significant non-cash transactions:




  Write-down carrying value of other real estate owned



(41,095)

(204,000)
 Transfers of repossessed collateral  to other real
estate and   repossessed assets

$73,013

$25,000
  Conversion of notes payable to common stock and accrue director fees.


$241,357


$140,000









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

These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended December 31, 2001, included in its annual report on Form 10-KSB for the fiscal year ended December
31, 2001 (the "2001 Form 10-KSB"). Please refer to the accounting policies of the Company described in the notes to financial statements contained in the 2001 Form 10-KSB. The Company has consistently followed these policies in preparing this Form 10-QSB.

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




Three Months Ended

Nine Months Ended


September
30,

September
30,

September
30,

September
30,


2002

2001

2002

2001









Weighted-
average
shares
outstanding-
Basic


9,662,588


7,014,675


9,140,363


6,343,768
Effect of
stock
options

-

--

--

--









Weighted-
average
shares
outstanding-
Diluted

9,662,588


7,014,675

9,140,363

6,343,768

The Company reported a net loss for the three and nine-month periods ended September 30, 2002 and 2001. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.



3.	Securities

Securities available for sale consisted of the following:




Gross

  Gross

  Estimated


Amortized

Unrealized

Unrealized

Fair


Cost

Gains

  Losses

  Value
September 30,2002:








U.S. Treasury notes
$  202,616

$       1,008

$          --

$      203,625

U.S. government
agencies
6,328,229

92,168

--

6,420,397

Mortgage-backed
securities
601,374

583

(1,090)

600,866

Other securities
769,004

--

--

769,004










Total securities
$7,901,223

$    93,759

$ (1,090)

$7,993,892








December 31, 2001:

















U.S. government
agencies
$9,100,582

$    4,389

$   (22,775)

$9,082,196

Mortgage-backed
securities
748,061

4,457

(3,781)

748,737

Other securities
766,904

--

--

766,904










Total securities
$10,615,547

$    8,846

$  ( 26,556)

$10,597,837

There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 2001 or September 30, 2002.

Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan
Mortgage Corporation and the Government National Mortgage
Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal
Reserve Bank and the Federal Home Loan Bank ("FHLB").

The amortized cost and estimated fair value of securities at September 30, 2002 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.



Amortized
Cost

Estimated
Fair
Value






Due within one year
$     202,616

$     203,625

Due after one year through five years
5,825,504

5,865,553

Due after five years through ten years
502,725

554,844

Mortgage-backed securities
601,374

600,866

Other securities
769,004

769,004






Total securities
$7,901,223

$7,993,892

There were no sales of securities available for sale during the three-month or nine-month periods ended September 30, 2002
or September 30, 2001.
4.	Loans

	Loans consisted of the following:


September 30,

 December 31,

 2002

  2001




Real estate loans
$ 44,271,794

$  38,296,528
Insurance premium financing
10,328,656

4,588,151
Commercial loans
15,126,061

13,311,170
Consumer
6,923,046

6,202,544




Total gross loans
76,685,557

62,398,393




Unearned interest
(289,342)

(135,216)
Allowance for credit losses
(1,693,709)

(1,266,463)




Loans, net
$ 74,702,506

$  60,996,714

	Activity in the allowance for credit losses on loans was as follows:



Three Months Ended
               Nine Months Ended


September
30,

September
30,

September
30,

September
30,


2002

2001

2002

2001









Beginning balance

$1,328,028

$ 1,321,241

$ 1,266,463

$ 1,263,961









Provision for credit
losses


1,135,000


--


1,385,000


--
Charge-offs

(899,623)

(77,956)

(1,249,623)

(238,726)
Recoveries

130,012

149,652

291,869

367,702









Ending balance

$1,693,709

$ 1,392,937

$ 1,693,709

$ 1,392,937

Impaired loans were as follows:

September 30

December 31,

2002

2001

Impaired loans with allowance allocated

$ 2,858,908


$ 1,495,244
Impaired loans with no allowance allocated
617,221

1,217,478




  Total impaired loans
$ 3,476,129

$ 2,712,722

Amount of the allowance allocated

$  1,053,602


$    263,020



Nonperforming loans were as follows:

September 30,

December 31,

2002

2001

Loans past due over 90 days still on accrual

$     1,105,147


$                 --
Nonaccrual loans
3,147,124

732,131




Total nonperforming loans
$ 4,252,271

$  732,131


5.	Convertible Subordinated Debt and Notes Payable

On March 31, 1998, the Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Company and Harris
Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Company. The terms of the Notes are such that they qualify as Tier II capital under the Federal Reserve Board's regulatory capital guidelines applicable to bank holding companies. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008. The Company did not pay the interest due March 31, 2002 and September 30, 2002.
The Company is attempting to negotiate with Note holders and has offered them non-interest bearing notes, warrants to purchase Company stock, and/or modified conversion features in exchange for interest to be due over the next three years. The Company does not know if it will be successful in these ongoing negotiations.

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

Financial instruments with off-balance sheet risk at September 30, 2002 and December 31, 2001 included unfunded loan commitments of $4,050,000 and $4,897,000 and letters of credit of $234,000 and $450,000. Federal funds sold totaled $5,520,159 and $10,015,000 at September 30, 2002 and
December 31, 2001. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The
Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage.
The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. The Company has geographic concentrations of credit in its principal market areas of Bexar, Comal, Grayson, and Tarrant Counties,
Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance Premium Finance ("IPF") loans, secured by the residual value of unearned insurance premiums, comprised $10,328,656 or 13.5%, and $4,588,151 or 7.6%, of gross loans at September
30, 2002 and December 31, 2001.


8.	Other Noninterest Expense

Other noninterest expense consisted of the following:


    Three Months
Ended
 Nine Months Ended



September
30,
2002

September
30,
2001

September
30,
20                   2002

September
30,
2001







Professional
services

$ 107,011
$ 135,745

$358,160

$354,096
Postage
and delivery

32,043

38,956

96,163

113,530
Telephone

42,388

41,009

103,701

117,376
Office
supplies

20,359

26,092

63,572

62,168
Amortization
of
intangibles
and debt








    issuance
costs

10,397

44,791

31,193

196,756
Insurance

30,136

31,668

111,928

94,687
FDIC and
OCC
assessment s

25,942

23,576

76,288

66,109
Write-down
other real
esestate
Other



72,000


204,000
104,786



462,593


204,000
366,487









Total other
noninterest
Expense



$ 340,276


$703,153


$1,303,598


$
1,575,209

9.	Subsequent Events

	On June 18, 2002, the Company authorized 1,041,666 shares to be issued for $100,000. 625,000 shares were issued in July to two directors for $60,000. Funds were used for parent company operating expenses.
























Item 2.	Management's Discussion and Analysis of Financial
Condition and Results
	of Operations

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2002 compared to December 31, 2001, and the consolidated results of operations for the three-month and nine month periods ended September 30, 2002 compared to the same periods in 2001. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have material adverse effects on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

?	The strength of the United States economy in general
and the strength of the local economies in which the
Company conducts its operations which may be less
favorable than expected and may result in, among
other things, a deterioration in the credit quality and
value of the Company's assets.
?	The economic impact of the terrorist attacks that
occurred on September 11th, as well as any future
threats and attacks, and the response of the United
States to any such threats and attacks.
?	The effects of, and changes in, federal, state and local
laws, regulations and policies affecting banking,
securities, insurance and monetary and financial
matters.
?	The effects of changes in interest rates (including the
effects of changes in the rate of prepayments of the
Company's assets) and the policies of the Board of
Governors of the Federal Reserve System.
?	The ability of the Company to compete with other
financial institutions as effectively as the Company
currently intends due to increases in competitive
pressures in the financial services sector.
?	The inability of the Company to obtain new customers
and to retain existing customers.
?	The timely development and acceptance of products
and services, including products and services offered
through alternative delivery channels such as the
Internet.
?	Technological changes implemented by the Company
and by other parties, including third party vendors,
which may be more difficult or more expensive than
anticipated or which may have unforeseen
consequences to the Company and its customers.
?	The ability of the Company to develop and maintain
secure and reliable electronic systems.
?	The ability of the Company to retain key executives
and employees and the difficulty that the Company
may experience in replacing key executives and
employees in an effective manner.
?	Consumer spending and saving habits which may
change in a manner that affects the Company's
business adversely.
?	Business combinations and the integration of acquired
businesses that may be more difficult or expensive
than expected.
?	The costs, effects and outcomes of existing or future
litigation.
?	Changes in accounting policies and practices, as may
be adopted by state and federal regulatory agencies
and the Financial Accounting Standards Board.
?	The ability of the Company to manage the risks
associated with the foregoing as well as its inability to
meet its interest obligations under the subordinated
convertible notes, an interest payment of $196,000 that
was due March 31, 2002 and September 30, 2002
which remains unpaid.
?	Regulatory actions related to the Company's non-
compliance with the Formal Agreement in place with the OCC.


These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

Regulatory Relations

Formal Agreement with the OCC. On November 19, 1998 the Board of Directors of the Bank entered into a formal written agreement (the "Formal Agreement") with the Office of the Comptroller of the Currency (the "OCC") pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank initially was unable to achieve the capital requirements set forth in the Formal Agreement and after receiving an extension from the OCC the Bank achieved the required levels of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999, and had remained in compliance since that time. At September 30, 2002 the Bank was not in compliance with the Formal Agreement. The Bank's risk-based capital ratio was 10.79% compared to the 14.00% required by the Formal Agreement. Management is uncertain what action, if any, the OCC will take as a result. The Bank was in compliance with other terms of the Formal Agreement. The Company remains subject to the Formal Agreement and management does not know when or if the OCC will agree to terminate the Formal Agreement.

Memorandum of Understanding with the Federal Reserve Board.
On October 28, 1999 the Board of Directors of the Company entered into a Memorandum of Understanding (the "MOU") with the Board of Governors of the Federal Reserve System (the "FRB"). Under the
MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC. The Company has complied with the requirements of the MOU. However, the Company has not yet met its interest payment obligation on the $4.350 million subordinated convertible debt, which was due March 31, 2002 and September 2002. Management does not know when or if the FRB will agree to terminate the MOU or what action the FRB may take if the Company falls out of compliance.

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

Analysis of Financial Condition

The Company's assets totaled $102.5 million at September 30, 2002, representing a 7.29% increase compared to $95.6 million at December
31, 2001. The increase in assets was primarily the result of increases in loans funded by an increase in deposits, reduction in federal funds sold and securities which were called prior to maturity.

Federal funds sold declined $4.5 million or 45% primarily as a result of increased loan volumes.

Total securities decreased 24.57% and were $8 million at September
30, 2002. The $2.6 million decrease from December 31, 2001 was due primarily to the issuing entity exercising the call provision of the security thereby paying the principal in full prior to the original maturity date. This decrease in securities does however includes a $111,000 increase in market value. Net unrealized gains were $93,000 at September 30, 2002 compared to net unrealized losses of $18,000 at December 31, 2001.

Net loans increased $13.7 million, or 22.5%, from $61.0 million at December 31, 2001 to $74.7 million at September 30, 2002, due to an increase in IPF and real estate loans. IPF loans increased $5.7 million, or 125.1% and real estate loans were up $6.0 million or 15.6% from December 31, 2001. The increase in IPF loan volumes reverses a trend of steady decline in IPF loans that began in 1999.

Total deposits were $91.8 million at September 30, 2002, an increase of $8.7 million, or 10.4%, from December 31, 2001. The growth was primarily in noninterest-bearing demand and money market, now and savings deposits. Non-interest bearing demand deposits increased $4.2 million or 26.7% and represented 22.0% of total deposits at September 30, 2002 compared to $15.9 million, or 19.2% of total deposits at December 31, 2001. Savings, NOW and money market accounts increased $5.4 million and represented 32.4% of total deposits. Deposits denominated over $100,000 increased $.6 million. The shift in deposit categories is due to the growth in commercial accounts.

Time deposits made up 29.35% of the deposit portfolio at September
30, 2002 compared to 46.9% at December 31, 2001. Substantially all of the Company's time deposits mature in less than five years and are obtained from customers in the Company's trade market. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

Convertible subordinated debt totaled $4.35 million at September 30, 2002 and December 31, 2001. Convertible subordinated notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually. The Company did not pay the interest due March 31, 2002 and September 30, 2002. The Company is attempting to negotiate with Note holders and has offered them non-interest bearing notes, warrants to purchase Company stock, and/or modified conversion features in exchange for interest to be due over the next three years. The Company does not know if it will be successful in these ongoing negotiations. $95,000 of the notes payable at December 31, 2001, which represented funds borrowed from current and former directors, officers, and other insiders were converted into 438,400 shares of common stock at $0.2167 per share. The remaining $37,746 of notes payable at December 31, 2001 was repaid at a slight discount.

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

The Company experienced a $1,118,483 net loss for the three months ended September 30, 2002 compared to $366,757 net loss for the same period in 2001. Net loss per share was $0.11 and $0.05, respectively, per share for both three months periods. The Company did not reflect any tax benefit with the losses because the Company cannot be certain that it will receive a future income tax benefit.

The increased loss compared to the year earlier period is due primarily to a $1,135,000 provision for credit losses recorded in the third quarter of 2002, no provision expense was recorded during 2001, and a $66,000 increase in salary and employee benefit expenses. Partly offsetting these increased costs were a $45,000 increase in service charge on deposit account income and a $60,000 increase in loan collection fees and late charges.

For the nine months ended September 30, 2002, the Company recorded a $2,024,674 loss ($0.20 per share) compared to a $910,000 loss ($0.14) during the same period of 2001.

Net Interest Income. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. At September 30, 2001, the average prime interest rate was 6.50% and is currently 4.75%. The Federal Reserve Board, in an attempt to stimulate the economy, steadily reduced interest rates during 2001 and 2002. Future moves by the Federal
Reserve are not accurately predictable. The decline in general interest rates had the effect of immediately reducing the yield on federal funds sold, variable rate loans, and investment securities. Federal funds sold represented 4.6% and 8.9% of average earning assets during the three and nine month periods ended September 30, 2002.

For the third quarter 2002, net interest income decreased $4,000, or ..3%, compared to the same period last year due primarily to the reduction of prime interest rate and loss of interest income from loans placed on non accrual. Conversely, during the third quarter 2001, the Company received an additional $150,000 of interest from the repayment of a loan previously on non accrual. The Company's net interest margin declined 29 basis points, from 5.20% in 2001 to 4.91% in 2002. The net interest margin was also adversely effected by the decreased yields on federal funds and investment securities which was offset only partly by loan growth. Federal funds sold represented 4.6% of earning assets during the third quarter of 2002 versus 7.3% during the year ago period and the average yield declined from 3.5% to 1.88%. Yield on investment securities declined from 5.22% to 3.57%, due primarily to the reinvestment of called or matured securities at lower yields. Average balance of loans increased $11.5 million from the year ago quarter; however, the average yield on loans decreased from 10.17% to 8.07%. Interest bearing deposits increased $4.5 million.
The weighted-average yield on interest-earning assets was 7.29% versus 9.01% last year and the average rate paid on interest bearing deposits declined to 2.41% from 4.26%.

For the nine months ended September 30, 2002, net interest income declined $44,000 due primarily to a decline in average yields, an increase in loans on non-accrual, and a shift in earning assets from investment securities to federal funds sold. These effects were offset partly by an increase in average earning assets. The Company's net interest margin was 4.45% for the first nine months of 2002 compared to 4.75% during the same period last year. The 30 basis point decrease in average net interest margin was primarily due to decreased in yields on federal funds and investment securities and the reinvestment of matured or called investment securities into federal funds sold, offset partly by an increase in average loan balances. Federal funds sold represented 8.9% of earning assets during the first nine months of 2002 versus 8.6% during the same period a year ago and average yield declined from 4.63% to 1.70%. Yield on investment securities declined from 6.20% to 3.74% due primarily to the reinvestment of called or matured securities at lower yields. Average loan volumes increased $6.8 million while the average yield declined from 9.85% to 8.14%. The weighted-average yield on interest-earning assets was 7.02% versus 8.92% last year.

Management believes that the Company's success in real estate and IPF lending will result in further shifts in earning assets from federal funds sold to higher yielding loans.

The Company is asset sensitive, whereby its interest-bearing assets will generally mature, or re-price, more quickly than its interest-bearing liabilities. Based on the Company's gap position, income should generally rise in periods of rising market interest rates and fall in periods of declining market interest rates. However, in a falling interest rate environment, the Company may need to increase rates to attract and retain deposits. A shift in the earning asset base from low yielding federal funds to higher yielding loan categories would benefit the Company's net income in either rate environment. The Company increased its balance of noninterest bearing deposits from $15.9 million at December 31, 2001 to $20.2 million at September 30, 2002 and decreased its reliance on time deposits in denominations over $100,000, which slightly mitigated the negative gap position. Since December 31, 2001, total loans increased $13.7 million and non-accrual loans increased $2.4 million.

Allowance and Provision for Credit Losses. The Company has recorded $1,385,000 to provision for credit losses during the nine-month period ended September 30, 2002 while no provision expense was recorded last year. All lending activity contains risks of loan losses and the Company recognizes these credit risks as a necessary element of its business activity. The Company maintains an allowance for credit losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio.
While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for credit losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. During the second quarter, the Company engaged an independent third party to review the credit worthiness of the Company's loan portfolio and individual credit relationships. One of the primary objectives of the loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio loss reserves. The loan review report was issued during the third quarter. Based on results of that review, the Company's internal calculations and recommendations made by the OCC, the Company recorded a $250,000 provision for credit losses expense during the second quarter and $1,135,000 during the third quarter.

..
The Company did not record a provision for credit losses during 2001 as management considered the allowance for credit losses adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. During 2002, the Company recorded a $1,385,000 provision for credit losses. The provision for credit loss expense was necessitated by a $13.7 million increase in loans since year end, a $.8 million increase in impaired loans, and a $3.5 million increase in nonperforming loans, which included a $2.4 million increase in loans on nonaccrual.

Loans charged to the allowance for credit losses, net of recoveries, was $770,000 during the third quarter of 2002 while loan loss recoveries exceeded loan charge-offs by $72,000 during the third quarter of 2001. For the nine months ended September 30, 2002, loans charged to the allowance for credit losses, net of recoveries, was $958,000 while loan recoveries exceeded loan charge-offs by $129,000 during the previous year period. The allowance for credit losses at September 30, 2002 was $1.7 million or 2.22% of loans outstanding versus $1.4 million or 2.28% of loans at September 30, 2001 and $1.4 million or 2.24% of loans outstanding at December 31, 2001.

Nonperforming loans, defined as loans past due 90 days or more and loans for which the accrual of interest has been discontinued, totaled $4.3 million at September 30, 2002 versus $1 million at September 30, 2001 and $0.7 million at December 31, 2001. Nonperforming loans as a percentage of total loans totaled 5.6%, 1.5% and 1.2%, respectively, at such dates.

The bank increased its IPF loans $5.7 million since year end. IPF loans charged to the allowance, net of recoveries, was $19,000 during the nine months ended September 30, 2002.

 While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

Noninterest Income. Noninterest income totaled $296,000 for the third quarter of 2002 compared to $208,000 in the third quarter of 2001. Included in the year 2002 results is a $ 133,000 benefit from the settlement of a retirement package with Jack Bean, the Company's previous chairman. Service charges on deposit accounts increased
$88,000 due primarily to a 29% increase in the period end balance of transactional deposits.

Noninterest income for the first nine months of 2002 was $944,000 versus $656,000 during the first nine months of 2001, a $288,000 increase, attributed primarily to the above mentioned settlement of the retirement package and the increase in charges on deposit accounts.

Noninterest Expense. Noninterest expense totaled $1.4 million for the three months period ended September 30, 2002, representing a $299,000 decrease, or 18.2%, from the same period in 2001. For the nine month period ended September 30, 2002, noninterest expense increased $3,000 from the year earlier period. Salary and employee benefit expenses increased $66,000 or 10% for the third quarter of 2002 compared to the year earlier period and increased $385,000 or 20% for the nine month period ended September 30, 2002 versus
2001. The Company hired branch presidents during 2001 for each of its branches and added two loan officers and a marketing officer at its Fort Worth location during early 2002. Included in salary expense for the nine month period ended September 30, 2002 is a $29,000 severance package paid to a long term employee of the Company's Whitesboro branch who was terminated as part of a reduction in force.

Occupancy and equipment expense decreased $33,000 or 11% for the three month period ended September 30, 2002 as compared to the same period in 2001 and decreased $142,000 or 14% for the nine month period ended September 30, 2002 as compared to the same period in 2001. The reduction in Occupancy and equipment expense is due primarily to the retirement of fixed assets fully depreciated and corrections to depreciation recorded in 2001.

Amortization of intangibles and debt issuance cost was $10,000 for the Third quarter of 2002 and $31,000 for the nine month period ended September 30, 2002, versus $76,000 and $228,000, respectively, for the comparable periods of 2001. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 142. SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill, including that acquired before the initial application of the standard, and indefinite-lived intangible assets will not be amortized but will be tested for impairment at least annually.

Included in other noninterest expense for the three and Nine month periods ended September 30, 2002 are $40,000 write down expense of other real estate owned in Converse, Texas.

The Company's efficiency ratio was 71.6% for the three-month period ended September 30, 2002 compared to 79.5% for the comparable period of 2001. For the nine month period ended September 30, 2002, the efficiency ratio was 81.3% versus 73.3% for the year earlier nine month period. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by non-interest expense.
Expressed differently, for example, for every dollar of revenue the Company generated in the thirde quarter of 2002, the Company incurred $0.72 in overhead expenses. The Company's efficiency ratios compare unfavorably to other financial institutions in the Company's peer group. The Company operates seven full service branches. The high salary and occupancy expenses associated with the high number of physical locations relative to asset size is the primary reason for the poor efficiency ratio. Management is attempting to correct the situation by increasing the loan and marketing officer staff. While this may worsen the ratio in the short term, management is hopeful the result will be increased loans and deposits and thereby lower the ratio through growth.


Liquidity

Liquidity is the ability of the Company to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion.
This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered to its customers.  The Company's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations.
The Bank has a $5,000,000 line of credit with an unrelated bank under which it can borrow federal funds. The Bank also has the ability to
borrow from the FHLB.   Finally, the Bank can sell performing loans
through participation agreements to other financial institutions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents represented of 10.3% total assets at September 30, 2002 versus 11.3% of total assets at June 30, 2002 and
15.1% of total assets at December 31, 2001. Subject to regulatory approval under the Formal Agreement, the Company has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

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

Accordingly, the Company does not have the financial means to service the interest payments on the Notes. The Company did not pay the interest due March 31, 2002 and September 30, 2002.
The Company is attempting to negotiate with Note holders and has offered them non-interest bearing notes, warrants to purchase Company stock, and/or modified conversion features in exchange for interest to be due over the next three years. The Company does not know if it will be successful in these ongoing negotiations.

Capital Resources

Total shareholders' equity was $5.3 million at September 30, 2002 30, 2002, representing a $1.6 million decrease from December 31, 2001 or 23.7%.

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

As discussed above, the Bank is subject to more stringent capital requirements under the Formal Agreement. The Bank is currently not in compliance with the risk based capital ratios required by the Agreement and management is uncertain what action, if any, the OCC will take as a result. The table below sets forth consolidated and Bank-only actual capital levels in addition to the capital requirements under the Formal Agreement and prompt corrective action regulations.












As required
under
Formal
Agreement















Actual Period-End Capital
ratios Sept. 30,2002  Dec.
31, 2001



For
Capital
Adequacy
Purposes

Minimum
Requirements
To Be Well
Capitalized
Under Prompt
Action
Requirements










Leverage
Ratio:
  Tier I capital
to average
assets









    Consolidated
    Bank
	2.97%
	7.73%

	4.98%
	9.31%

	--
	7.00%

	4.00%
	4.00%

	5.00%
	5.00%










Risk-Based
Capital Ratios:









  Tier I capital
to risk-weighted
assets









    Consolidated
    Bank
	3.67%
	9.54%

	6.92%
	13.60%

	--
	6.00%

	4.00%
	4.00%

	6.00%
	6.00%
  Total capital
to risk-weighted
assets









    Consolidated
    Bank
	6.74%
	10.79%

	11.64%
	14.86%

	--
	14.00%

	8.00%
	8.00%

	10.00%
	10.00%


PART II - OTHER INFORMATION


Item 1.	Legal Proceedings

The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.


Item 2.	Changes in Securities and Use of Proceeds

During the third quarter of 2002, the Company issued 687,000 unregistered shares of common stock to directors as compensation for year 2001 board and committee meeting attendance.



Item 3.	Defaults Upon Senior Securities

	Although no default has been declared, the Company did not pay interest that was due March 31, 2002 and September 30, 2002 on $4,350,000 aggregate principal amount of 9% Convertible
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

			No reports on Form 8-K were filed during the quarter ended September 30, 2002.


SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   NOVEMBER 14, 2002

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

21.01
Subsidiaries of the Registrant

X
23.01
Consent of Weaver and Tidwell,
L.L.P.

X



21

2


3
See accompanying notes to consolidated financial statements.

8
September 10QSB.doc

3

32