Form 10KSB
period 2002-12-31
SURETY CAPITAL CORP /DE/
filed 2003-05-09
CIK 784932

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended December 31, 2002 - Commission
         File Number 001-12818;

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

                                  817-335-5955
                                  ------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [ ]   No [X]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Issuer's revenues for its most recent fiscal year: $7,369,787

         The aggregate market value of Common Stock held by nonaffiliates of the Registrant on April 15, 2003, based on the average of the bid and ask price for the Common Stock, was $699,421. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the Registrant. As of April 15, 2003, 9,926,244 shares of Common Stock were outstanding.

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

         - The economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States (which may include military action) to any such threats and attacks.

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

         - The ability of the Company to manage the risks associated with the foregoing as well as its inability to meet its obligations under the subordinated convertible notes including interest payments that become due March 31, 2002 which the Company has not made.

         - The ability of the Company to comply with the terms of the Formal Agreement with the OCC entered into on February 18, 2003 as more fully discussed in Note 18 to the Surety Capital Corporation Notes to Consolidated Financial Statements included later herein.

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

THE COMPANY

         Surety Finance Company, the predecessor to the Company, commenced business in 1985 as a sole proprietorship. In December 1989, the Company acquired approximately 98% of the common stock of the Bank and subsequently increased its ownership to 100%. Prior to its acquisition of the Bank, the Company operated as a casualty insurance premium financing ("IPF") company licensed by the State of Texas. Upon its acquisition by the Company, the Bank began making IPF loans, and the Company ceased writing new IPF business to allow the Bank to succeed to the existing business of the Company at that time. The Company conducts all its operations through the Bank.

THE BANK

         The Bank was chartered as a national banking association in 1983. The Bank operates full service offices in Converse, Fort Worth, New Braunfels, San Antonio, Universal City, and Whitesboro, Texas. The bank also operates two mobile branches to serve Dallas, Tarrant, Bexar and Travis counties in Texas. A full service branch in Schertz, Texas was closed in January, 2003.

         The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, money transfers, safe deposit facilities, commercial loans, real estate mortgage loans, consumer loans and night depository facilities. During 2002, the Bank initiated an accounts receivable factoring service, a type of commercial lending. The Bank also specializes in IPF lending. At December 31, 2002, commercial loans (including accounts receivable factoring), real estate loans, consumer loans and IPF loans represented 18.58%, 58.43%, 8.95% and 14.04% of the Company's total loan portfolio, respectively. Management believes that no material industry or group concentrations exist in the loan portfolio.

REGULATORY RELATIONS

         FORMAL AGREEMENT. On November 19, 1998, the Board of Directors of the Bank entered into a formal written agreement (the "Formal Agreement") with the Office of the Comptroller of the Currency (the "OCC") pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank initially was unable to achieve the capital requirements set forth in the Formal Agreement and after receiving an extension from the OCC the Bank achieved the required levels of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999. It remained in compliance until 2002. At December 31, 2002 the Bank was not in compliance with two of the capital ratio requirements. Tier 1 capital to average assets was 6.36% and total capital to risk-weighted assets was 10.06% versus the ratios required under the Formal Agreement of 7.00% and 14.00%, respectively. At December 31, 2001 the Bank met the capital levels required by the Formal Agreement, with total capital of 14.86% of risk-weighted assets and Tier I leverage capital of 9.31% of adjusted total assets. On February 18, 2003, the Bank and OCC entered into a new formal written agreement (the "New Formal Agreement") that replaced the prior agreements. The New Formal Agreement requires the Bank to develop, within ninety days of the agreement, an action plan detailing the Board of Directors' assessment of how to improve the Bank including implementation and timetable. The New Formal Agreement also includes provisions for new appointments to the Board of Directors, management effectiveness, adoption of a three-year strategic plan and preparation of a three-year business plan. In addition, the New Formal Agreement requires that the Bank achieve ratios of Tier 1 capital to average assets of at least 8.0% and Total capital to adjusted total assets of 12.0% by June 30, 2003. The Board is also required to develop a three-year capital program, develop a written program to improve the Bank's loan portfolio and implement an internal audit program. The New Formal Agreement sets forth time limits to achieve each of the required actions. The OCC may extend the time requirements for good cause upon written application from the Board of Directors. If the Bank fails to achieve substantial compliance with the New Formal Agreement within 90 days of the expiration of the time limits (including any duly granted extensions of time), the Board of Directors must provide a written report setting out its plans to sell, merge, or liquidate the Bank. The Board of Directors and management intend to comply with the provisions of the New Formal Agreement. However, compliance with provisions of the Formal Agreement cannot be assured.

         MEMORANDUM OF UNDERSTANDING. On October 28, 1999, the Board of Directors of the Company entered into a Memorandum of Understanding (the "MOU") with the Board of Governors of the Federal Reserve System (the "FRB"). Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC. The Company has complied with the requirements of the MOU. However, the Company has not yet met any of its interest payment obligations on the $4.350 million convertible subordinated debt since missing the payment that was due March 31, 2002. At December 31, 2002, the Company did not meet the capital ratios established for capital adequacy purposes. Tier 1 capital to average assets was 1.99%, Tier 1 capital to risk-weighted assets was 2.65% and total capital to risk-weighted assets was 5.24% versus ratios established by the FRB for capital adequacy purposes of 4.00%, 4.00% and 8.00%, respectively. The FRB may take formal action including requiring that capital be increased or that the Company divest the Bank.

         SECURITIES AND EXCHANGE COMMISSION AGREEMENT. The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission ("SEC") investigated the Company and others with respect to various accounting irregularities found by the Company in its IPF division during an internal audit of the division conducted in 1999 and the first quarter of 2000. Upon finding the irregularities, the Company reported them to the SEC, the OCC as well as certain other legal authorities. The Company fully cooperated with the SEC as well as bank regulatory agencies involved in investigating the irregularities. In February 2002, the SEC issued a finding that the Company violated certain sections of the Securities Exchange Act of 1934.

         In March 2002, the Company entered into a settlement with the SEC. In connection with the settlement, the Company acknowledged certain reporting and internal control deficiencies and agreed to cease and desist from the stipulated violations in the future. The Company and the Bank no longer employ the persons directly responsible for managing the IPF division during the period when the diversions occurred and the Company no longer uses the services of the accounting firm auditing the Company at that time. None of the current members of the Company or Bank's Board of Directors served in those capacities during the period when the violations of the Securities Exchange Act of 1934 occurred.

DEPENDENCE ON BANK

         The Company, as a holding company, is without significant assets other than its ownership of all the common stock of the Bank. The Company is dependent upon dividends received from the Bank in order to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2008 (the "Notes"), issued under an indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Indenture"). Under the New Formal Agreement, the Bank is currently precluded from declaring and paying any dividends without prior OCC approval and no approval has been obtained. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs.

         On March 28, 2000, the OCC approved a reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. During 2001, certain Board members lent the Company $195,000 under noninterest bearing notes convertible into shares of unregistered restricted stock and purchased shares of newly issued restricted stock for $351,900 to enable the Company to meet its cash obligations, including interest payments on the Notes. During 2002, the Company issued 655,000 shares of unregistered restricted common stock for $68,100 and converted $95,000 of non-interest bearing notes into 438,000 shares of unregistered restricted common stock. There are no approvals by the OCC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Company. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs.

         In recent conversations between the Company and certain holders of notes, one holder has threatened to file an involuntary petition in bankruptcy against the Company. The Company understands that holder is seeking two other holders to join in the filing of an involuntary petition in bankruptcy against the Company.

         In the event the holder makes threatened filing, the Company would evaluate whether legal recourse was available against the holder and, if appropriate, may initiate action against the holder.

COMMERCIAL AND CONSUMER LENDING

         The Company provides general commercial lending services for corporate and other business clients as a part of the Company's efforts to serve the local communities in which it operates. Certain risks are involved in granting loans, primarily related to the borrowers' ability and willingness to repay the debt. Before the Company extends a new loan to a customer, these risks are assessed through a review of the borrower's past and current credit history, the collateral being used to secure the transaction, the borrower's general character and various other factors. Once the decision has been made to extend credit, a responsible credit officer monitors these factors throughout the life of the loan. The Company commissioned an independent loan review during the second quarter of 2002. Any loan identified as a problem credit by management or during the loan review is assigned to the Company's "watch loan list," and is subject to ongoing monitoring to ensure appropriate action is taken when deterioration has occurred.

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

         Consumer installment loans to individuals include loans secured by automobiles and other consumer assets. Consumer loans for the purchase of new automobiles generally do not exceed 80% of the sticker price of the car. Loans for used cars generally do not exceed average loan value as stipulated in a recent auto industry used car price guide. Overdraft protection loans are unsecured personal lines of credit to individuals of demonstrated good credit character with reasonably assured sources of income and satisfactory credit histories. Consumer loans generally involve more risk than residential mortgage loans because of the type and nature of collateral and, in certain types of consumer loans, the absence of collateral. Since these loans are generally repaid from ordinary income of an individual or family unit, repayment may be adversely affected by job loss, divorce, and ill health or by general declines in economic conditions. The Company assesses the borrower's ability to make repayment through a review of credit history, credit ratings, debt-to-income ratios and other measures of repayment ability.

INSURANCE PREMIUM FINANCING

         The Company supplements its traditional community bank lending with its specialized niche-lending product of IPF. The Company funds this specialized lending activity by using relatively low cost core retail deposits from its network of community banking offices. This gives the Company a pricing advantage over non-bank competitors.

         IPF lending involves the lending of funds to companies and individuals for the purpose of financing their purchase of property and casualty insurance. The Company markets this product through 250 independent insurance agents and maintains a loan portfolio supported by insurance policies underwritten by 294 insurance companies. The loans are relatively short term, generally with initial maturities of eight to ten months. The down payment and monthly installments on each loan are calculated so that in most cases the equity or value of the unearned premium in the policy exceeds the net balance due on the loan. If the borrower does not make the loan payments on time, the Company has the right, after notice to the borrower, to cancel the insurance policy and to receive the entire amount of the unearned premium from the insurance company writing the insurance. The unearned premium is then applied to the net loan balance.

         As a result of various accounting irregularities found by the Company during the course of an internal audit of the IPF division of the Bank conducted in 1999 and concluded in the first quarter of 2000, the Company recognized additional losses, including interest, of $2,611,000 (on a before tax basis) over prior years beginning in the first quarter of 1996 and extending through the fourth quarter of 1999. These losses were primarily the result of the diversion of refunds due certain insurance premium finance customers to the accounts of other customers. Errors resulting from the absence of appropriate accounting controls also contributed to a much lesser extent to such losses. Upon finding the irregular transactions, the Company's management reported the irregularities to the Board of Directors and the OCC. On September 21, 1999 the Board of Directors and the OCC entered into an Amendment to the Formal Agreement pursuant to which the Bank was required to retain the services of a qualified and independent auditor of the Bank to review all IPF accounting transactions (from 1997 forward) relating to any overpayment of loan balances and/or refunds due to IPF customers and report to the Board of Directors and the OCC regarding the review. The Company engaged Thomas J. Kwentus C.P.A., an independent forensic accountant who later joined the Company's Board of Directors, to conduct an independent review of the IPF division covering the period from January 1, 1996 to December 31, 1999. Based on the findings of the review, the Company made refunds to affected borrowers totaling $2,523,000, of which $567,000 was interest.

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

         At December 31, 2002, IPF loans totaled $10.2 million or 14.04% of the Bank's gross loans, compared to $4.6 million, or 7.35% of gross loans, at December 31, 2001.

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

EMPLOYEES

         As of December 31, 2002 the Bank had 77 full-time employees and 1 part-time employee. The Bank provides a number of benefits such as health, dental and life insurance for all employees, as well as education assistance for qualified, employees. None of the Bank's employees are subject to a collective bargaining agreement, and the Bank believes that its employee relations are good. The Company has no employees not also employed by the Bank.

SELECTED FINANCIAL DATA

         The following summary of consolidated financial data of the Company is derived from the financial statements of the Company as of and for the five years ended December 31, 2002. All financial information prior to 1999 has been restated to reflect previously unrecognized losses resulting from accounting irregularities in the Company's IPF division and certain other error corrections.

                                                                                 At December 31,
                                                          -------------------------------------------------------------
(Dollars in thousands, except per share amounts)            2002          2001        2000        1999(1)       1998(2)
                                                          -------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                                              $104,049      $95,560      $93,180     $104,194      $174,605
Cash and cash equivalents                                   18,411       14,403       11,023        9,751        34,052
Securities available for sale                                4,522       10,598       13,071       12,480        24,887
Securities held to maturity                                     --           --           --           --            --
Loans, net of unearned interest                             72,507       62,263       59,502       67,207        98,994
Allowance for credit losses on loans                        (1,461)      (1,266)      (1,264)      (1,434)       (1,962)
Medical claims factoring, net                                   --           --           --           --           505
Total deposits                                              94,026       83,155       79,661       84,878       154,847
Long term debt                                               4,350        4,350        4,350        4,350         4,350
Shareholders' equity                                         4,627        6,975        7,678       11,323        11,716

                                                                        For the Year Ended December 31,
                                                         ------------------------------------------------------------
                                                            2002         2001        2000        1999(1)     1998(2)
                                                         ------------------------------------------------------------
INCOME STATEMENT DATA:
Interest income                                          $   6,138    $   6,996    $   7,488    $  9,912    $  16,451
Interest expense                                             2,262        3,225        3,372       4,104        7,101
                                                         ------------------------------------------------------------
Net interest income                                          3,876        3,771        4,116       5,808        9,350
Provision for credit losses                                  1,885           --        ( 35)         137        2,839
                                                         ------------------------------------------------------------
Net interest income after provision for credit losses        1,991        3,771        4,151       5,671        6,511
Noninterest income                                           1,231          858        1,900       4,552        3,425
Noninterest expense                                          5,973        6,183        9,326      10,809       12,493
                                                         ------------------------------------------------------------
Income (loss) before income taxes                           (2,751)      (1,554)      (3,275)       (586)      (2,557)
Income tax expense (benefit)                                    --           --          839        (840)         913
                                                         ------------------------------------------------------------
Net income (loss)                                        $  (2,751)   $  (1,554)   $  (4,114)   $    254    $  (3,470)
                                                         ============================================================

COMMON SHARE DATA:
Net income (loss) - basic                                $   (0.30)   $   (0.23)   $   (0.69)   $   0.04    $   (0.60)
Net income (loss) - diluted                              $   (0.30)       (0.23)       (0.69)       0.04        (0.60)
Book value                                                    0.47         0.87         1.30        1.92         2.03
Dividend pay-out ratio                                          --           --           --          --           --

                                                                    At or for the Year Ended December 31,
                                                          -------------------------------------------------------------
                                                            2002         2001          2000        1999(1)     1998(2)
                                                          -------------------------------------------------------------
PERFORMANCE DATA
Return (loss) on average total assets                       (2.72)%      (1.64)%      (4.20)%       0.19%      (1.66)%
Return (loss) on average shareholders' equity              (47.35)%     (20.72)%     (38.02)%       2.28%     (27.09)%
Net interest spread(3)                                       3.96%        3.93%        4.30%        4.28%       4.55%
Net interest margin(4)                                       4.38%        4.60%        5.06%        4.98%       5.11%
Average shareholders' equity to average assets               5.75%        7.92%       11.04%        8.11%       6.13%
Total loans to total deposits at year-end                   77.11%       74.88%       74.69%       79.18%      63.93%

ASSET QUALITY RATIOS
Nonperforming assets to total assets                         5.60%        1.54%        2.41%        1.48%       1.16%
Nonperforming loans to total loans(5)                        5.55%        1.18%        2.15%        1.06%       1.82%
Net loan charge-offs to average loans(5)                     2.42%        0.00%        0.22%        1.61%       2.88%
Allowance for credit losses on loans to total loans(5)       2.02%        2.03%        2.12%        2.12%       2.02%
Allowance for credit losses on loans to nonperforming
 Loans                                                      36.32%      172.98%       98.53%      199.30%     108.16%

    (1) On June 30, 1999, the Company sold two branches located in Waxahachie and Midlothian, Texas.

    (2) On April 1, 1998, the Company acquired 100% of the outstanding common stock of TexStar National Bank, Universal City, Texas. On October 16, 1998, the Company sold four branches located in Chester, Kennard, Lufkin and Wells, Texas.

    (3) Calculated as the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

    (4) Calculated as net interest income divided by average interest-earning assets.

    (5) Exclusive of medical claims factoring.

SUPERVISION AND REGULATION

GENERAL

         The Company and the Bank are subject to the generally applicable state and federal laws governing businesses and employers. Special state and federal laws and regulations applicable only to financial institutions and their parent companies further regulate the Company and the Bank. Virtually all aspects of the Company's and the Bank's operations are subject to specific requirements or restrictions and general regulatory oversight, including laws regulating consumer finance transactions, such as the Truth in Lending Act, the Home Mortgage Disclosure Act, the Equal Credit Opportunity Act and laws regulating collections and confidentiality, such as the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Right to Financial Privacy Act. The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole, and not for the protection of bank holding company stockholders or creditors.

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

         MEMORANDUM OF UNDERSTANDING. On October 28, 1999, the Board of Directors of the Company entered into an MOU with the FRB. Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Company has submitted each of the requested plans and procedures to the FRB. However, the Company did not pay its interest payment obligation on the $4.350 million subordinated convertible debt that was due March 31, 2002 or any interest payment due since then. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Company by the OCC. At December 31, 2002, the Company did not comply with the capital ratios established for capital adequacy purposes. Tier 1 capital to average assets was 1.99%, Tier 1 capital to risk-weighted assets was 2.65% and total capital to risk-weighted assets was 5.24% versus ratios established by the FRB for capital adequacy purposes of 4.00%, 4.00% and 8.00%, respectively.

Management does not know what action the FRB may take if the Company does not improve its capital ratios or if the Company continues to not pay the interest due under its subordinated debt obligations.

         REGULATORY RESTRICTIONS ON DIVIDENDS AND SOURCE OF STRENGTH. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. This supports the FRB's position that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations or both. This doctrine has become known as the "source of strength" doctrine. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

         GRAMM-LEACH-BLILEY ACT OF 1999. The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") eliminates many legal barriers between banks and bank holding companies, on the one hand, and securities firms, insurance companies and other financial services providers, on the other. Among other things, the GLB Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHC Act to permit bank holding companies that qualify as "financial holding companies" ("FHCs") to engage in activities, and acquire companies engaged in activities, that are (a) financial in nature;
(b) incidental to financial activities; or (c) complementary to financial activities if the FRB determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The GLB Act treats various lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market making, and merchant banking activities as financial in nature for this purpose. The FRB, in consultation with the Secretary of the Treasury, may add to this list. The GLB Act not only permits bank holding companies to acquire securities and insurance firms, but also allows such firms to acquire banks and bank holding companies.

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

         SECURITIES AND EXCHANGE COMMISSION AGREEMENT. The Company is subject to reporting and other requirements of the Securities Exchange Act of 1934, as amended. The SEC investigated the Company and others with respect to various accounting irregularities found by the Company's in its IPF division during an internal audit of the division conducted in 1999 and the first quarter of 2000. Upon finding the irregularities, the Company reported them to the SEC, the OCC as well as certain other legal authorities. The Company fully cooperated with the

         SEC as well as bank regulatory agencies involved in investigating the irregularities. In February 2002, the SEC issued a finding that the Company violated certain sections of the Securities Exchange Act of 1934.

         In March 2002, the Company entered into a settlement with the SEC. In connection with the settlement, the Company acknowledged certain reporting and internal control deficiencies and agreed to cease and desist from the stipulated violations in the future. The SEC acknowledged the efforts and cooperation of the Company's current Board of Directors and management and recognized that none of the current members of the Board of Directors or senior management were associated with or employed by the Company during the periods investigated. The Company and the Bank no longer employs the persons directly responsible for managing the IPF division during the period when the diversions occurred and the Company no longer uses the accounting firm auditing the Company at that time. None of the current members of the Company or Bank's board of directors served in those capacities during the period when the violations of the Securities Exchange Act of 1934 occurred.

REGULATION OF THE BANK

         The Bank is a national banking association and therefore is subject to regulation, supervision and examination by the OCC. The Bank is also a member of the FRB and the FDIC. Requirements and restrictions under the laws of the United States include a reserves requirement, restrictions on the nature and the amount of loans which can be made, restrictions on the business activities in which a bank may engage, restrictions on the payment of dividends to shareholders and minimum capital requirements. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources." Because the FRB regulates the bank holding company parent of the Bank, the FRB also has supervisory authority that directly affects the Bank. In addition, upon making certain determinations with respect to the condition of any insured national bank, such as the Bank, the FDIC may begin proceedings to terminate a bank's federal deposit insurance.

         FORMAL AGREEMENT WITH THE OCC. On November 19, 1998, the Board of Directors of the Bank entered into a Formal Agreement with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank was also required to achieve certain additional capital levels by December 31, 1999. The Bank initially was unable to achieve the capital requirements set forth in the Formal Agreement and after receiving an extension from the OCC , the Bank achieved the required level of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999 and remained in compliance until 2002. At December 31, 2001, the Bank met the capital levels required by the Formal Agreement with total risk-based capital of 14.86% of risk-weighted assets and Tier I leverage capital of 9.31% of adjusted total assets. At December 31, 2002, the Bank was not in compliance with two of the capital ratio requirements. Tier 1 capital to average assets was 6.36% and total capital to risk-weighted assets was 10.06% versus the ratios required under the Formal Agreement of 7.00% and 14.00%, respectively.

         Additionally, pursuant to the Formal Agreement, the Board of Directors was required to develop a three-year capital plan program, a plan to enhance its management information systems, a three-year strategic plan establishing objectives for the Bank's earnings performance, growth, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of non-performing assets, product line development and market segments which the Bank intends to promote or develop, together with strategies to achieve those objectives, a revised loan policy, and a loan classification policy, each for submission to, and approval by, the OCC. All of these recommended enhancements have been implemented.

         On September 21, 1999, the Board of Directors of the Bank entered into an amendment to the Formal Agreement (the "Amendment") with the OCC which required the Bank to retain the services of a qualified and independent auditor to review all IPF accounting transactions (from 1997 forward) relating to any overpayment of loan balances and/or refunds due to IPF customers and report to the Board of Directors and the OCC regarding the findings of the review. Under the Amendment the Bank was further required, within sixty days of receipt of the report, to submit an action plan to the OCC setting out the Bank's program for
(1) making full reimbursement of any and all unpaid IPF refunds; (2) establishing internal controls and procedures to ensure that IPF accounts are handled in a way which is consistent with safe and sound banking practices; and
(3) providing appropriate training to all bank employees who are, or will be, involved in IPF activities at the Bank. The Bank is in compliance with the requirements of the Amendment.

         The OCC has extensive enforcement authority over the operations of all national banks, including the Bank. In the event the Company fails to comply with the Formal Agreement, the OCC may under certain circumstances assess civil monetary damages against the Bank and the Directors of the Bank, issue cease-and-desist or removal orders and initiate injunctive actions. Additionally, the OCC may impose a number of corrective measures on the Bank, including (1) the imposition of restrictions on certain activities involving asset growth, acquisitions, branch establishment, expansion into new lines of business, declaration and payment of dividends, and transactions with affiliates; (2) the imposition of certain additional mandated capital raising activities; and (3) as a last resort, the appointment of a receiver or conservator of the Bank.

         The Formal Agreement also prohibits the Board of Directors from declaring or paying any dividends unless the Bank (1) is in compliance with 12 U.S.C. Sections 56 and 60 (see "Restrictions on Distribution of Subsidiary Bank Dividends and Assets" under "Item 1. Business - Supervision and Regulation:
Regulation of Bank"), its approved capital program provided for in the Formal Agreement, and the capital levels set forth in the Formal Agreement, as more fully described above, and (2) has obtained the prior written approval of the OCC. The Bank remains subject to the Formal Agreement and management does not know when or if the OCC will agree to terminate the Formal Agreement.

         At December 31, 2002, the Bank was not in compliance with two of the capital ratio requirements. Tier 1 capital to average assets was 6.36% and total capital to risk-weighted assets was 10.06% versus the ratios required under the Formal Agreement of 7.00% and 14.00%, respectively. On February 18, 2003, the Bank and OCC entered into the New Formal Agreement that replaced the prior agreements. The New Formal Agreement requires the Bank to develop, within 90 days of the agreement, an action plan detailing the Board of Directors' assessment of how to improve the Bank including implementation and timetable. The New Formal Agreement also includes provisions for new appointments to the Board of Directors, management effectiveness, adoption of a three-year strategic plan and preparation of a three-year business plan. In addition, the new Formal Agreement requires that the Bank achieve ratios of Tier 1 capital to average assets of at least 8.0% and Total capital to adjusted total assets of 12.0% by June 30, 2003. The Board is also to develop a three-year capital program, develop a written program to improve the Bank's loan portfolio and implement an internal audit program. The new Formal Agreement sets forth time limits to achieve each of the required actions. The OCC may extend the time requirements for good cause upon written application from the Board of Directors. If the Bank fails to achieve substantial compliance with the new Formal Agreement within 90 days of the expiration of the time limits (including any duly granted extensions of time), the Board shall provide a written report setting out its plans to sell, merge, or liquidate the Bank. The Board and management intend to comply with the provisions of the new Formal Agreement. However, compliance with provisions of the Formal Agreement cannot be assured.

         RESTRICTIONS ON DISTRIBUTION OF SUBSIDIARY BANK DIVIDENDS AND ASSETS. The Company owns all the outstanding common stock of the Bank. As a holding company without significant assets other than its ownership of all the common stock of the Bank, the Company's ability to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of the Notes, is almost entirely dependent upon the payment of dividends by the Bank on its common stock. The declaration and payment of dividends by the Bank is subject to the discretion of the Board of Directors of the Bank and is restricted by the national banking laws and the regulations of the OCC, as well as by the New Formal Agreement.

         Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. As of December 31, 2002 the Bank has negative undivided profits of $(8,925,802). Payment of dividends out of undivided profits is further limited by 12 U.S.C. Section 60(a), which prohibits a national bank from declaring a dividend on its shares of common stock until its surplus equals its common capital, unless there has been transferred to surplus not less than 1/10th of the national bank's net income of the preceding half year in the case of quarterly or semi-annual dividends or not less than 1/10th of the national bank's net income of the preceding two consecutive half year periods in the case of annual dividends. The payment of dividends by the Bank is also subject to the provisions of 12 U.S.C. Section 60(b), which provides that no dividend may be declared or paid without the prior approval of the OCC if the total of all dividends, including the proposed dividend, in any calendar year exceeds the total of the Bank's net income for that year combined with its retained net income (or loss) of the preceding two years. The Bank incurred aggregated losses for fiscal years 2002 and 2001 in the amount of $3,199,851. Furthermore, under federal law, a bank cannot pay a dividend if, after paying the dividend, the bank will be "undercapitalized." Moreover, the OCC may find a dividend payment that meets all of the foregoing statutory requirements to be an unsafe and unsound practice and on those grounds prohibit the dividend.

         Additionally, the New Formal Agreement prohibits the Board of Directors of the Bank from declaring or paying any dividends unless the Bank (1) is in compliance with 12 U.S.C. Sections. 56 and 60, its approved capital program provided for in the New Formal Agreement, and the Tier I capital levels set forth in the New Formal Agreement, and (2) has obtained the prior written approval of the OCC. See "Formal Agreement with the OCC" under "Item 1. Business
- Supervision and Regulation: Regulation of the Bank."

         On November 9, 1999, the OCC approved a $262,000 reduction of the Bank's surplus, the proceeds of which were up streamed to the Company, which together with a $60,000 capital contribution by certain officers and directors of the Company and a $139,000 federal income tax payment by the Bank to the Company, was sufficient to enable the Company to meet its September 30, 1999 interest obligations under the Notes and to pay certain other operating expenses. On March 28,

2000 the OCC approved another reduction in the Bank's surplus in the amount of $500,000 that enabled the Bank to meet its debt service obligations under the Notes and to pay for other operating expenses through March 31, 2000. In October 2000, certain current and former members of the Company's Board of Directors and an employee loaned the Company $260,000 and another director agreed to accept a $38,000 promissory note for fees due. The notes did not bear interest and matured January 2, 2002, except for the note for fees due, which matured on December 31, 2001. The $38,000 promissory note for fees due was paid in January 2002 for $25,000. During 2001, certain Board members loaned the Company $195,000 under the notes and purchased Shares of newly issued restricted stock for $351,900 to enable the Company to meet its cash obligations, including interest payments on the Notes. During 2002, the Company sold 655,000 shares of restricted common stock to members of the Board of Directors for $68,100 and issued 438,392 shares in conversion of the remaining $95,000 of notes from directors mentioned above. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs. The Company is attempting to negotiate with Note Holders to accept non-interest bearing notes, warrants to purchase Company stock, and/or a modified conversion feature in exchange for interest to be due over the next three years. The Company does not know if it will be successful in these negotiations.

         Until the restrictions under the New Formal Agreement are lifted and the Bank satisfies the other statutory and regulatory requirements with respect to the payment of dividends, the Bank is precluded from paying a dividend to the Company, without prior OCC approval. Under these circumstances it is highly unlikely that the Company would be able to rely on alternative sources of capital, such as borrowings from financial institutions or issuances of equity securities and subordinated debt instruments. Therefore, the Company for the foreseeable future is dependent on the OCC's approval of future dividends by the Bank to the Company or continued loans from certain directors. The OCC may not approve dividends by the Bank to the Company, particularly if the Bank is unable to commence operating profitably in the near future.

         The Company is unable to make the required interest payments, and continues to be in default under the Notes. The Indenture pursuant to which the Notes are issued does not provide for any right of acceleration of the payment of the Notes as a result of any failure of the Company to timely pay principal of and interest on the Notes, or to comply with the covenants contained in the Indenture; the holder of the Notes (or the Trustee on behalf of the holders of all the Notes affected) may, however, in lieu of accelerating the maturity of the Notes, seek to enforce payment of such interest, principal or premium, if any, and the performance of such covenants or agreements. Furthermore, the Notes may be accelerated in the event of the bankruptcy, insolvency or reorganization of the Company. The initiation of any such course of action by the holders of the Notes in the event of the failure of the Company to meet its debt servicing obligations under the Notes could have a significant adverse impact on the future operations of the Company. In February 2002, the Company notified the holders of its convertible debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of December 31, 2002, no agreement had been reached as to any restructuring of the convertible subordinated debt.

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

         BRANCHING. National banks domiciled in Texas may establish a branch anywhere in Texas provided that the branch is approved in advance by the OCC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), subject to certain concentration limits and other requirements, (a) bank holding companies such as the Company are permitted to acquire banks and bank holding companies located in any state; (b) any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of the holding company, and (c) banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states - provided that, in the case of any such purchase or de novo branch establishment, the host state has adopted legislation "opting in" to those provisions of Riegle-Neal; and, provided that, in the case of a merger with a bank located in another state, neither of the two states involved has adopted legislation "opting out" of that provision of Riegle-Neal. On August 28, 1995 Texas enacted legislation opting out of interstate banking which was effective until September 1999. However, in the second quarter of 1998, the OCC approved a series of merger transactions requested by a non-Texas based institution that ultimately resulted in the merger of its Texas-based bank into the non-Texas based institution. Although challenged in the courts, the final legal ruling allowed the merger to proceed. In addition, on May 13, 1998, the Texas Banking Commission began accepting applications filed by state banks to engage in interstate mergers and branching.

         CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. FDIA requires the OCC to take "prompt corrective action" with respect to any national bank that does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well-capitalized" to "critically undercapitalized," and require or permit the OCC to take supervisory action regarding any national bank that is not at least "adequately capitalized." Under these regulations, a national bank is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and it is not subject to any order, written agreement or directive to meet and maintain a specific capital level for any capital measure. A national bank is considered "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and a leverage capital ratio of 4% or greater, and the institution does not meet the definition of an undercapitalized institution. A national bank is considered "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier I risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%. A "significantly undercapitalized" institution is one which has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%. A "critically undercapitalized" institution is one that has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

         Based on its capital ratios as of December 31, 2002, and exclusive of the New Formal Agreement, the Bank meets the requirements to be categorized as "well capitalized" under the applicable regulations. However, if the Bank were to become undercapitalized and these restrictions were to be imposed, the restrictions, either individually or in the aggregate, could have a significant adverse effect on the operations of the Bank.

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

         RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES AND INSIDERS. Transactions between the Bank and its nonbanking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions and also requires certain levels of collateral for loans to such affiliated parties. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of the Company or its subsidiaries.

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

         DEPOSITOR PREFERENCE STATUTE. Federal legislation has been enacted providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such institution, including federal funds and letters of credit, in the liquidation or other resolution of the institution by any receiver.

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

STATISTICAL DISCLOSURES

         The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosures By Bank Holding Companies" for a specific reference as to the location of required disclosures included as a part of this Form 10-KSB as of and for the year ended December 31, 2002.

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

II.      SECURITIES PORTFOLIO

A. The following is a schedule of the carrying values of securities available for sale and other securities at December 31:

                                            2002           2001            2000
                                            ----           ----            ----
U.S. Treasury notes                     $        --    $         --    $         --
U.S. government agencies(1)               3,314,719       9,082,196      11,861,766
State and county municipals                      --              --              --
Mortgage-backed securities                  437,475         748,737         448,368
Other securities                            770,104         766,904         761,104
                                        -----------    ------------    ------------

  Total securities                      $ 4,522,298    $ 10,597,837    $ 13,071,238
                                        ===========    ============    ============

------------------------

(1) Declining interest rates during 2002 created a favorable environment for entities to issue new bonds at a lower rate and call or payoff existing bonds. The Bank elected not to repurchase bonds at a lower rate, but rather, elected to invest in Federal Funds (overnight investment) with the intent to fund a substantial increase in IPF loans.

B. The following is a schedule of maturities for each category of securities available for sale and the related weighted-average yield of such securities as of December 31, 2002 (Other securities, which consists primarily of stock holdings in the Independent Bankers Corporation, the Federal Reserve Bank and the Federal Home Loan Bank are not considered in the calculation of total yield):

                                                       After 1 Year but         After 5 Years but       After 10 Years and
                                 Within 1 Year          Within 5 Years           Within 10 Years         Other Securities
                              -------------------    -------------------      --------------------     --------------------
                               Amount      Yield      Amount       Yield       Amount        Yield      Amount        Yield
                               ------      -----      ------       -----       ------        -----      ------        -----
U.S. government agencies      $724,563      2.91%    $2,036,406     3.22%     $ 553,750       5.63%    $       --        --%
Mortgage-backed securities          --        --             --       --             --         --        437,475      3.67%
Other securities                    --        --             --       --             --         --        770,104        --
                              --------               ----------               ---------                ----------
         Total                $724,563      2.91%    $2,036,406     3.22%     $ 553,750       5.63%    $1,207,579      3.67%
                              ========               ==========               =========                ==========

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

C. Excluding holdings of obligations of U.S. government agencies with a cost of $3,228,569, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 2002.

III.     LOAN PORTFOLIO

A. Types of Loans - Total year-end loans and medical claims receivables are comprised of the following classifications:

                                                2002           2001         2000          1999           1998
                                            ---------------------------------------------------------------------
Loans:
  Insurance premium financing               $ 10,221,479   $ 4,588,151    $5,951,300   $20,639,094   $24,570,762
  Commercial loans                            13,219,136    13,311,170    10,919,098     8,841,027    29,424,509
  Consumer loans                               6,514,280     6,202,544     5,511,651     5,678,584     3,867,119
  Real estate loans                           42,521,100    38,296,528    37,280,209    32,558,724    42,047,938
  Accounts Receivable Factoring                  309,044            --            --            --            --
                                            ---------------------------------------------------------------------
    Total loans                             $ 72,785,039   $62,398,393   $59,662,258   $67,717,429   $99,910,328

  Less: Unearned interest                       (278,213)     (135,216)     (160,237)     (510,834)     (916,152)
    Allowance for credit losses               (1,461,487)   (1,266,463)   (1,263,961)   (1,434,041)   (1,961,840)
                                            ------------   -----------   -----------   -----------   -----------
  Total loans, net                          $ 71,045,339   $60,996,714   $58,238,060   $65,772,554   $97,032,336
                                            ============   ===========   ===========   ===========   ===========

Medical claims receivables:
  Medical claims receivables,
   net of unearned interest                 $         --   $        --   $        --   $        --   $   646,378
  Less:  Allowance for credit
         losses                                       --            --            --            --            --
                                            ------------   -----------   -----------   -----------   -----------
    Total medical claims
    receivables, net                        $         --   $        --   $        --   $        --   $  505,194
                                            ============   ===========   ===========   ===========   ===========

The following table details the percentage of loans in each category to total loans as of December 31:

                                    2002      2001      2000      1999       1998
                                   ------------------------------------------------
Loans:
  Insurance premium financing       14.04%     7.35%     9.97%    30.48%     24.59%

  Commercial loans                  18.59%    21.33%    18.30%    13.06%     29.45%

  Consumer loans                     8.95%     9.94%     9.24%     8.38%      3.87%

  Real estate loans                 58.42%    61.38%    62.49%    48.08%     42.09%
                                   ------    ------    ------    ------     ------
    Total loans                    100.00%   100.00%   100.00%   100.00%    100.00%
                                   ======    ======    ======    ======     ======

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and home equity loans, insurance premium finance loans and consumer installment loans, as of December 31, 2002:

                                            Within One      One Year to      After Five
                                               Year          Five Years         Years          Total
                                           -------------   --------------    -----------    ------------
Fixed Rate:
  Commercial and commercial real estate    $   1,039,164   $    5,448,488    $ 2,926,088    $  9,413,740

 Real estate construction                        740,508               --               --       740,508
                                           -------------   --------------    -----------    ------------
      Total                                $   1,779,672   $    5,448,488    $ 2,926,088    $ 10,154,248
                                           =============   ==============    ===========    ============

Variable Rate:

  Commercial and commercial                $  24,331,194   $    4,111,235    $     7,000    $ 28,449,429
    real estate

  Real estate construction                     1,815,024               --             --       1,815,024
                                           -------------   --------------    -----------    ------------
      Total                                $  26,146,218   $    4,111,235    $     7,000    $ 30,264,453
                                           =============   ==============    ===========    ============

C.       Risk Elements

         1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans as of December 31.

(a), (b) & (c)                                 2002           2001          2000           1999         1998
                                           --------------------------------------------------------------------
Nonaccrual loans                           $ 2,817,722     $   732,131   $ 1,282,785    $  705,969   $1,398,800
Loans 90 days or more past
  due and still accruing                     1,206,742              --            --        13,557      414,969
                                           --------------------------------------------------------------------
    Total nonperforming loans              $ 4,024,464     $   732,131   $ 1,282,785    $  719,526   $1,813,769
Medical claims receivables
  aged beyond 120 days                              --              --            --            --           --
Other repossessed assets                     1,798,022         737,000       960,155       825,245      205,877
                                           --------------------------------------------------------------------

    Total nonperforming assets             $ 5,822,486     $ 1,469,131   $ 2,242,940    $1,544,771   $2,019,646
                                           ====================================================================

         There were no loans, which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15 (exclusive of loans included in total nonperforming loans in the above table).

         The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful, which is when loans are past due as to principal and interest 90 days or more (120 days for IPF), except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible. In such cases, loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are placed on nonaccrual status, any accrued interest is charged against interest income. The increase in nonperforming loans of $3,292,333 is due primarily to three loans in the of amount of $3,651,867 that were placed on nonaccrual or were 90 days past due at December 31, 2002. One of the aforementioned loans in the amount of $1,023,700 is now performing and legal proceedings have been initiated with respect to the other two loans. The increase in nonperforming assets (which includes the above described nonperforming loans) is due to acquisition of assets in a foreclosure proceeding relating to a loan secured by real estate, which the Bank holds in other real estate owned in the amount of $1,000,000.

         During 2002, $227,000 would have been recorded on the above nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, $93,000 interest income was actually recorded on a cash basis on such loans.

(d) Impaired Loans - Information regarding impaired loans at December 31 is as follows:

                                        2002          2001          2000         1999         1998
                                     ----------------------------------------------------------------
Year-end loans with allowance
 allocated                           $7,597,872   $  1,495,244   $1,941,947   $3,958,654   $3,640,069

Year-end loans with no
  allowance allocated                    60,183      1,217,478    1,256,490      414,419    1,614,945
                                     ----------------------------------------------------------------
Total impaired loans                 $7,658,055   $  2,712,722   $3,198,437   $4,373,073   $5,255,014
                                     ================================================================
Amount of the allowance allocated    $  955,740   $    263,020   $  504,346   $  645,899   $  971,456
                                     ================================================================

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

         Year-end loans with allowance allocated increased by $6,102,628 and total impaired loans increased by $4,945,333 due to a change in management's analysis of the provision for loan and credit losses. Management has taken is more conservative position in analyzing loans with respect to a specific reserve. Loans which in prior years, would have been included in the calculation of a general reserve, are now specifically reserved. The change in management's philosophy is due to primarily to recommendations made by the OCC and changes in management.

         1. Potential Problem Loans - At December 31, 2002, no loans were identified which management has serious doubts about the borrower's ability to comply with present loan repayment terms and which are not included in Item III.C.1., above.

         2. Foreign Outstandings - There were no foreign outstandings during any period presented.

         3. Loan Concentrations - At December 31, 2002, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A. above.

D. Other Interest-Bearing Assets - At December 31, 2002, there were no other interest-bearing assets required to be disclosed under Item III.C.1. or 2. above, if such assets were loans.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         A. The following schedule presents an analysis of the activity in the allowance for loan losses, average loan data and related ratios:

                                             2002              2001              2000            1999             1998
                                             ----              ----              ----            ----             ----
Beginning balance                        $  1,266,463      $  1,263,961      $ 1,434,041      $ 1,961,840     $    950,809

Charge-offs:
  Commercial loans                         (1,162,144)         (121,455)         (78,628)        (602,922)        (555,230)

  Consumer loans                             (349,604)          (58,838)         (65,522)        (254,334)        (305,333)

  Real estate loans                          (310,757)               --          (23,971)        (249,848)         (10,058)

  Insurance premium finance                  (378,660)         (267,124)        (592,213)      (1,265,999)      (3,146,848)
                                           ----------         ---------        ---------       ----------       ----------
Total charge-offs                          (2,201,165)        ( 447,417)       ( 760,334)      (2,373,103)      (4,017,469)
                                           ----------         ---------        ---------       ----------       ----------

Recoveries:

  Commercial loans                             14,649            62,875           90,386           24,202           83,515

  Consumer loans                               62,761            33,256           42,103           57,343           49,071

  Real estate loans                            10,374             5,126           46,704           27,992           15,191

  Insurance premium finance                   325,323           348,662          445,703          930,195          526,996
                                              -------           -------          -------        ---------          -------
Total recoveries                              511,189           449,919          624,896        1,039,732          674,773
                                              -------           -------          -------        ---------          -------

Net (charge-offs) recoveries               (1,689,976)            2,502         (135,438)      (1,333,371)      (3,342,696)

Bank acquisition                                   --                --               --               --          820,625

Transfer from allowance for medical
claims receivable losses                           --                --               --          668,636               --

Provision for credit losses on loans        1,885,000                --          (34,642)         136,936        3,533,102
                                         ------------      ------------      -----------      -----------     ------------

Ending balance                           $  1,461,487      $  1,266,463      $ 1,263,961      $ 1,434,041     $  1,961,840
                                         ============      ============      ===========      ===========     ===========

Average loans                            $ 69,758,102       $61,465,810      $62,707,632      $82,725,870     $116,049,351
                                         ============      ============      ===========      ===========     ============
Ratio of net charge-offs to average
 loans                                           2.42%               --%            0.22%            1.61%            2.88%
                                         ============      ============      ===========      ===========     ============

The following schedule presents an analysis of the activity in the allowance for medical claims receivable losses, average receivable data and related ratios which are not applicable for the years 2000, 2001 and 2002:

                                              1999            1998
                                              ----            ----
Beginning balance                         $   141,184     $ 4,307,885

Charge-offs                                   (12,707)     (4,428,530)

Recoveries                                    540,159         956,023
                                           ----------     -----------
Net (charge-offs) recoveries                  527,452      (3,472,507)

Provision for medical claims
  receivable losses                                --        (694,194)

Transfer to allowance for credit losses
  on loans                                   (668,636)             --
                                          -----------     -----------

Ending balance                            $        --     $   141,184
                                          ===========     ===========

Period end medical claims receivables,
  net of unearned interest                $        --     $   646,378
                                          ===========     ===========
Average medical claims receivables        $   206,432     $ 3,582,939
                                          ===========     ===========

Ratio of net charge-offs (recoveries)
to average medical claims receivables         (255.50)%         96.92%
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

                                              2002            2001            2000            1999          1998
                                          -------------------------------------------------------------------------
Loans:

  Insurance premium financing             $   278,030     $    93,293     $   115,464     $  346,359     $  644,456

  Commercial loans                            837,699         480,346         386,314        352,833        450,724

  Installment loans                            45,042          22,020         132,017        187,370        351,246

  Real estate loans                           283,350         312,240         300,569        444,459        515,414

  Unallocated                                  17,366         358,564         329,597        103,020             --
                                          -----------     -----------     -----------     ----------     ----------
    Total for allowance loan
     losses                               $ 1,461,487       1,266,463       1,263,961      1,434,041      1,961,840

Medical claims receivables                         --              --              --             --        141,184
                                          -----------     -----------     -----------     ----------     ----------
                                                                                                  --
    Total allowance for credit
     losses                               $ 1,461,487     $ 1,266,463     $ 1,263,961     $1,434,041     $2,103,024
                                          ===========     ===========     ===========     ==========     ==========

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

V.       DEPOSITS

A. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

                                          Average Amount Outstanding                 Average Rate Paid
                                                During the Year                       During the Year
                                 --------------------------------------------     -----------------------

                                     2002             2001           2000         2002      2001     2000
                                 ------------    ------------    ------------     ----      ----     ----
Noninterest-bearing
  demand deposits                $ 17,644,054    $ 16,168,798    $ 17,111,610        --%      --%      --%

Interest-bearing demand
  deposits                         28,532,646      22,295,204      18,421,938     1.56%     2.77%    3.37%

Savings deposits                    3,457,981       3,290,143       3,437,995     0.92%     2.22%    2.50%

Time deposits                      39,650,260      39,956,954      42,457,749     3.51%     5.36%    5.35%
                                 ------------    ------------    ------------
    Total average deposits       $ 89,284,941    $ 81,711,099    $ 81,429,292     2.61%     3.47%    4.14%
                                 ============    ============    ============

B.       Other categories - not applicable.

C.       Foreign deposits - not applicable.

D. The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 2002:

Three months or less               $ 2,783,171

Over three through six months        2,798,470

Six through twelve months            4,810,255

Over twelve months                   5,898,432
                                   -----------

    Total                          $16,290,328
                                   ===========

E. Time deposits greater than $100,000 issued by foreign offices - not applicable.

VI.      RETURN ON EQUITY AND ASSETS

         This information is included in "Item 1. Business - Selected Financial Data."

VII.     SHORT-TERM BORROWINGS

         This item is not required for the Company because average outstanding balances of short-term borrowings during the years ended December 31, 2002 and 2001 were less than 30% of shareholders' equity at such dates.

ITEM 2.           PROPERTIES.

         The following chart provides information about the Company's existing facilities.

                       APPROX.
BRANCH/OFFICE          SQ. FT.          LOCATION/OWNERSHIP
Converse                3,750           9154 FM 78
                                        Converse, Texas 78109
                                        Owned

Fort Worth              18,208          1501 Summit Avenue
                                        Fort Worth, Texas 76102
                                        Owned

New Braunfels            1,250          1012 IH 35 South
                                        New Braunfels, Texas 78130
                                        Land is Leased, Building and
                                        premises are owned.

San Antonio              2,800          426 Wolfe
                                        San Antonio, Texas 78216
                                        Owned

                       APPROX.
BRANCH/OFFICE          SQ. FT.          LOCATION/OWNERSHIP
Schertz                  1,000          420 Schertz Parkway
                                        Schertz, Texas 78154
(closed January,                        Leased
2003

Universal City          12,000          600 Pat Booker Road
                                        Universal City, Texas 78148
                                        Owned

Whitesboro               6,365          2500 Highway 82 East
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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                  The Company did not hold an annual shareholders meeting during the year 2002. The Board of Directors was restructured in 2002 due to resignations and an effort to make the Board of Directors more reflective of the local community. The Company plans to hold an annual shareholders meeting during the third quarter of 2003.

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET INFORMATION

         During 2002, the Company sold 655,000 shares of unregistered common stock to directors for $68,100 or approximately $0.10 per share and issued 438,392 shares upon conversion of $95,000 of convertible notes payable to directors for an average exchange rate of approximately $0.22 per share. The Company also issued 838,000 shares to directors as director fees. The Company did not use the services of any underwriter. The shares were sold at a discount to reflect lack of liquidity associated with nonregistered shares. The Company relied on Regulation D of the Securities and Exchange Act of

1934, as amended, for exemption to registration as the recipients were officers, directors and other accredited investors. Funds were used to pay general operating expenses.

         The following table sets forth, for the periods indicated, the high and low bid price per share of the Company's Common Stock as reported on the National Quotation Bureau for 2001 and 2002. The quotations provided reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

---------------------------------------------
                              High       Low
---------------------------------------------
2002 Fiscal Year
First Quarter                 $0.50     $0.25
Second Quarter                $0.56     $0.28
Third Quarter                 $0.43     $0.38
Fourth Quarter                $0.38     $0.01

2001 Fiscal Year
First Quarter                 $0.65     $0.34
Second Quarter                $0.52     $0.41
Third Quarter                 $0.58     $0.34
Fourth Quarter                $0.58     $0.26

         The Company's Common Stock is currently traded through the National Quotation Bureau (commonly known as "pink sheets") at any time that a broker agrees to make a market in the stock.

STOCKHOLDERS

         As of December 31, 2002, there were 409 record holders of the Company's Common Stock.

DIVIDEND POLICY

         The Company has not previously paid any cash dividends. The Company currently intends to retain earnings to make the interest payment on the Notes and to pay its other operating expenses, rather than using earnings to pay dividends. The payment of any cash dividends by the Company in the future will depend to a large extent on the receipt of dividends from the Bank. The ability of the Bank to pay dividends is dependent upon the Bank's earnings and financial condition, the Bank's compliance with 12 U.S.C.Sections 56 and 60, and the Bank's fulfillment of certain requirements set forth in the New Formal Agreement. See "Formal Agreement with the OCC" and "Restrictions on Distribution of Subsidiary Bank Dividends and Assets" under "Item 1. Business - Supervision and Regulation: Regulation of the Bank" for a discussion of regulatory constraints on the payment of dividends by national banks and bank holding companies generally.

TRANSFER AGENT

         Securities Transfer Corporation
         16910 Dallas Parkway, Suite 100
         Dallas, Texas 75248
         (972) 447-9890

ANNUAL AND OTHER REPORTS, STOCKHOLDER AND GENERAL INQUIRIES

         Surety Capital Corporation is required to file an annual report on Form 10-KSB for its fiscal year ended December 31, 2002 with the Securities and Exchange Commission. Copies of the Form 10-KSB annual report and the Company's quarterly reports may be obtained without charge by contacting:

         Ron Lowrey
         Surety Capital Corporation
         1501 Summit Avenue
         Fort Worth, Texas  76102
         (817) 335-5955

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         In the following pages, management presents an analysis of the Company's financial condition and results of operations as of and for the year ended December 31, 2002, compared to 2001. This discussion is designed to provide stockholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes included elsewhere in this report.

ANALYSIS OF FINANCIAL CONDITION

         TOTAL ASSETS. The Company's total assets totaled $104.0 million at December 31, 2002 compared to $95.6 million at December 31, 2001, an increase of $8.4 million, or 8.7%. The increase in assets was primarily the result of a $10.0 million growth in loan volumes. Loan growth was primarily funded by a $10.9 million increase in total deposits.

         SECURITIES. Federal funds sold increased $5.4 million, or 53.5%, from $10.0 million at December 31, 2001 to $15.3 million at December 31, 2002. The primary purpose of this increase in federal funds sold was to temporarily invest funds available as a result of the $6.1 million decline in securities available for sale.

         Total securities available for sale were $4.5 million at December 31, 2002, a 57.3% decrease. The decline in investment securities is the result of issuing agencies calling higher interest coupon bonds and the Company's decision not to reinvest during a period of low yields. The Company invests primarily in U.S. Treasury notes, obligations of U.S. government agencies and corporations, and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation and Government National Mortgage Association participation certificates. Other securities include stock holdings in the Independent Bankers Financial Corporation, the Federal Reserve Bank of

Dallas and the Federal Home Loan Bank of Dallas. All of the Company's securities are classified as available for sale. Management classifies securities as available for sale to provide the Company with the flexibility to provide for liquidity needs or to move such funds into loans as demand warrants. The Company held no derivative securities or structured notes during any period presented.

         At December 31, 2002 the net unrealized gain on securities available for sale totaled $89,853 compared to a net unrealized loss of $17,710 at December 31, 2001. This is primarily because the market values of bonds generally raise during times of falling interest rates, which occurred through 2002.

         LOANS. Net loans increased $10.0 million, or 16.4%, from $61.0 million at December 31, 2001 to $71.0 million at December 31, 2002. IPF loans increased $5.6 million or 122.8% from $4.6 million at December 31, 2001 to $10.2 million at December 31, 2002. The increase in IPF loans is due primarily to a salesman added to the division during late 2001, other marketing efforts and the increased cost of business insurance after the events of September 11, 2001, which caused additional companies to need insurance financing and existing customers to increase loan balances. Commercial loans decreased $92 thousand or 0.9%. Reducing year-end loan balances were commercial loans charged-off, net of recoveries, of $1.0 million. During the year, the Bank initiated an accounts receivable factoring service, accounts of which were classified as commercial loans. Account receivable factoring loans were $309,000 at December 31, 2002. Real estate loans increased $4.2 million or 2.7%.

         Total loans, net of unearned interest, as a percentage of total deposits increased to 77.11% at December 31, 2002 compared to 74.88% at December 31, 2001.

         NET PREMISES AND EQUIPMENT. Net premises and equipment declined to $5.1 million at December 31, 2002 compared to $5.3 million at December 31, 2001, due primarily to $490,000 depreciation expense offset by $238,00 invested in new equipment.

         OTHER REAL ESTATE OWNED. Other real estate owned and repossessed assets totaled $1.8 million at December 31, 2002 compared to $737,000 at December 31, 2001. The increase is due primarily to the $1.0 million acquisition of two apartment complexes in San Antonio as a result of loan foreclosure. Included in Other Real Estate Owned at December 31, 2002 and 2001 is the $670,000 carrying value of real estate represented by 212 lots in Wilson County acquired in settlement of loans during 1999. The Bank has listed its other real estate with area brokers but does not know how quickly the properties can be sold.

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

         Total deposits increased $10.9 million, or 13.1%, from $83.2 million at December 31, 2001 to $94.0 million at December 31, 2002. Non-interest-bearing deposits increased $1.2 million, or 7.6%, while savings, NOW and money market accounts increased $2.9 million, or 10.3%. Time deposits $100,000 and over increased $1.9 million or 13.2% and other time deposits increased $4.9 million, or

19.9%. Money market deposits increase as a result of an interest rate premium paid on large deposits and certificates of deposit rose as a response to a rate premium offered on certificates of deposits with maturities of five years or more. The increase in non-interest bearing demand deposits is due to increased number and activity of commercial deposits. The Company's addition of marketing staff personnel during 2002 and customers switching money into liquid investments during a time of interest rate and stock market declines have also factored into the increase of deposits.

         At December 31, 2002, the Bank's time deposits totaled $45.8 million, or 48.9% of total deposits compared to $39.0 million, or 46.9% of total deposits, at December 31, 2001. As of December 31, 2002, $29.3 million in time deposit were due to mature within one year. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such certificates will renew with the Company at maturity. The Bank offered a rate premium during 2002 and generated long-term deposits. Approximately $9.3 million of deposits mature in 2006 or later. If there is a significant deviation from historical experience, the Company's bank can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the New Formal Agreement.

         BORROWINGS. Convertible subordinated debt totaled $4.4 million at December 31, 2002 and 2001. Convertible subordinated notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually. Details of these subordinated notes are discussed further in the notes to the consolidated financial statements. The Company did not make the interest payment due March 2002, or any subsequent interest payments due under the notes. In February 2002, the Company notified the holders of its convertible subordinated debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of December 31, 2002, no agreement had been reached as to any restructuring of the convertible subordinated debt. Management does not know if it will be successful in these negotiations. Notes payable were $132,746 at December 31, 2001. $37,746 due to a firm controlled by a former director was settled in January 2002 for $25,000. The remaining $95,000 was due to current and former board of director members and was converted during 2002 into 438,392 shares of unregistered, restricted, common stock.

COMPARISON OF RESULTS OF OPERATIONS

         NET LOSS. The Company's net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Provisions for credit losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes also affect net income.

         The Company realized a $2.8 million net loss for 2002 compared to $1.6 million net loss for 2001. The Company reported a $1.9 million provision for credit loss expense in 2002 while no provision expense for credit losses was recorded in 2001. Net loss per share was $0.30 for 2002 and $0.23 for 2001. Net loss as a percentage of average assets was 2.72% and 1.64% for 2002 and 2001 respectively. Net loss as a percentage of average shareholders' equity was 47.4% and 20.72% over the same two years.

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

         NET INTEREST INCOME. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Declining interest rates had a negative effect on the Company's net interest income. The average yield on federal funds sold, which represented 9.9% of total average earning assets during 2002, declined 218 basis points. In addition, the yield on securities declined 247 basis points as issuers called higher yielding securities.

         The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions through adjustments to the discount rate. The discount rate is the interest rate at which member institutions can borrow funds from the Federal Reserve, if necessary. Through a series of rate reductions beginning in 2000, the FRB steadily lowered the discount rate. Over the same period, the Company's prime interest rate, the rate offered on loans to borrowers with strong credit, adjusted in a similar pattern. At December 31, 2002, 2001, and 2000, the prime rate was 4.25% 5.00%, and 9.50% respectively. The average yield on federal funds sold fell from 6.40% during the fourth quarter of 2000 to 1.82% during the fourth quarter of 2001. For 2002, the average yield was 1.58%. The yield fell in direct correlation with the FRB discount rate.

         As of December 31, 2002 and 2001 the Company was in a positive gap position, or asset sensitive. The "gap" is the difference between the repricing of interest-earning assets and interest-bearing liabilities within certain time periods. The Company's positive gap is due primarily to the Bank's positions in Federal Funds Sold, IPF loans, which generally mature within nine months, and commercial loans that re-price with changes in the prime interest rate and a general reduction in the level of investment securities. Accordingly, the Company's interest-bearing assets will generally reprice more quickly than its interest-earning liabilities. Therefore, the Company's net interest margin is likely to increase in periods of rising interest rates in the market and decrease in periods of declining interest rates.

         The Company's net interest margin decreased to 4.38% from 4.60% in 2001 and 5.06% in 2000. The average yield earned on interest-earning assets decreased 161 basis points from 2001 while the average rate paid on interest bearing liabilities declined 163 basis points. The yields on all categories of earning assets declined during 2002. Yields on federal funds sold, investment securities, and loans fell 218 basis points, 243 basis points and 158 basis points, respectively. The beneficial impact of the growth in IPF loans, which bear higher interest rates, was partly offset by an increase in loans on non-accrual. The average rate paid on interest-bearing liabilities was 2.98% in 2002 compared to 4.61% in 2001. The average interest rate spread stayed fairly constant at 3.96% in 2002 compared to 3.95% in 2001. The ratio of average interest-earning assets to average interest-bearing liabilities was 117.2% in both 2002 and 2001.

         Net interest income increased $106 thousand from $3.77 million in 2001 to $3.88 million in 2002. The increase was due to the slightly higher decrease in rates paid versus yields earned as discussed above.

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

         All lending activity contains risks of loan losses and the Company recognizes these credit risks as a necessary element of its business activity. To assist in identifying and managing potential loan losses, the Company contracted in 2002 with an independent loan review service provider to evaluate individual credit relationships as well as overall loan portfolio conditions. One of the primary objectives of the loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio loss reserves.

         The $1.9 million increase in provision for loan loss expense is due primarily to the $1.7 million of loans charged off during 2002, net of recoveries and the $3.3 million increase in non-performing loans. Net loans charged off during 2002 represented 2.42% of average loans. During 2001, loan recoveries exceed loan charge-offs resulting in a $2 thousand increase in the allowance for possible credit losses. The Company did not record a provision for credit losses on loans loss expense in 2001. The year-end balance in the allowance for loan losses totaled $1.5 million at December 31, 2002 and $1.3 million at December 31, 2001 and represented 2.03% of total loans outstanding for each period. While management's analysis of the adequacy of the allowance for loan losses has concluded that it remains adequate, the Company might have to record additional provision for loan loss expense during 2003 if loan growth warrants an increase or if general economic conditions deteriorate. Nonperforming loans, defined as loans past due 90 days or more and loans for which the accrual of interest has been discontinued, totaled $4.0 million at December 31, 2002 compared to $732,000 at December 31, 2001. Non-performing loans as a percentage of total loans totaled 5.55% and 1.18%, respectively. Management will continue its emphasis to increase IPF loans but does not anticipate significant changes in loan portfolio risk in the near future, and will continue to monitor the appropriate factors when considering future levels of provisions and the allowance for loan losses. While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

         NONINTEREST INCOME. Noninterest income totaled $1.2 million in 2002 compared to $0.9 million in 2001, a $0.3 million increase. The increase is due to a $138,000 increase in service charges on deposit accounts, $76,000 increase in loan collection fees and late charges and a $158,000 increase in other income. The increase in service charge on deposit account income is related to the growth in transactional deposits and an increase in fees structure. The increase in loan collection fees and late charges is due primarily to the growth in IPF loans. The increase in other income is due primarily to the realization of cash surrender value on a life insurance contract covering a previous chairman that was canceled and other settlement arrangements reached with him.

         NONINTEREST EXPENSE. Noninterest expense was $6.0 million for 2002 compared to $6.2 million for 2001. Salaries and employee benefit expenses increased $375 thousand due to additional personnel added in late 2001 and during the first quarter of 2002 to enhance the Company's calling efforts in the markets it serves and improve underwriting standards and general supervision. Occupancy expenses declined $175,700 due primarily to a $100,000 decrease in depreciation expense.

         The Company's efficiency ratio was 81.0% and 76.1% in 2002 and 2001, respectively. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains, fidelity bond recoveries, loss on impairment of long-lived assets and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for example, for every dollar of revenue the Company generated in 2002, the Company incurred $0.81 in overhead expenses. The Company's efficiency ratios for the comparable periods compare unfavorably to other financial institutions in the Company's peer group. However, management believes that this is due in large part because the Bank operates more facilities and has a larger market area than other banks its size. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio would compare more favorably with larger institutions. The efficiency ratio should improve if the additional staffing is successful in its growth initiatives. In January, 2003 the Bank closed its unprofitable branch in Shertz, Texas.

         INCOME TAXES. The Company has incurred losses for income tax purposes in excess of recovery available by carry back to prior periods resulting in net operating losses that carry forward to future tax years. As of December 31, 2002 and 2001, management concluded a valuation allowance for the net deferred tax asset was necessary, as management could not predict with any degree of certainty that the Company will realize the net deferred tax assets during the carry-forward period. Accordingly, a valuation reserve was recorded which had the effect of eliminating the tax benefit associated with losses recorded in 2002 and 2001. Accordingly, no provisions for income taxes or income tax benefits were recorded in 2002 or 2001.

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

                                                Year ended December 31, 2002               Year ended December 31, 2001
                                           ---------------------------------------   -----------------------------------------
                                                             Interest                                    Interest
                                              Average        Income/      Average        Average         Income/       Average
                                              Balance        Expense        Rate         Balance         Expense        Rate
                                              -------        -------        ----         -------         -------       -------
ASSETS
Interest-earning assets:
  Interest-bearing deposits and federal
    funds sold                             $   8,823,579    $  139,445      1.58%     $  8,060,522      $  302,749      3.76%
  Securities                                   9,975,518       355,048      3.60        12,408,300         748,163      6.03
  Loans(1)                                    69,758,102     5,643,874      8.09        61,465,810       5,944,964      9.67
                                              ----------     ---------                  ----------       ---------
    Total interest-earning assets             88,557,199     6,138,367      6.93        81,934,632       6,995,876      8.54

 Noninterest-earning assets:
  Cash and due from banks                      4,055,124                                 3,997,790
  Premises and equipment                       5,203,326                                 5,523,174
  Accrued interest receivable                    480,736                                   465,715
  Other real estate owned                        810,753                                   897,013
  Other assets                                 3,159,449                                 3,260,172
  Allowance for credit losses                 (1,299,331)                               (1,341,873)
                                             -----------                               -----------
    Total assets                           $ 100,967,256                              $ 94,736,623
                                           =============                              ============

LIABILITIES
Interest-bearing liabilities:
  Interest-bearing demand deposits         $  28,532,646       445,782      1.56%     $ 22,295,204         618,091      2.77
  Savings deposits                             3,457,981        31,892      0.92         3,290,143          72,986      2.22
  Time deposits                               39,650,260     1,392,776      3.51        39,956,954       2,142,544      5.36
                                              ----------     ---------                  ----------       ---------
    Total interest-bearing deposits           71,640,887     1,870,450      2.61        65,542,301       2,833,621      4.32
  Other borrowed funds                         4,350,000       391,500      9.00         4,350,000         391,500      9.00
                                               ---------       -------                   ---------         -------
    Total interest-bearing liabilities        75,990,887     2,261,950      2.98        69,892,301       3,225,121      4.61
                                                             ---------                                   ---------

Noninterest-bearing liabilities
  Noninterest-bearing deposits                17,644,054                                16,168,798
  Other liabilities                            1,523,346                                 1,172,325
                                               ---------                                 ---------
    Total liabilities                         95,058,287                                87,233,424

Shareholders' equity                           5,808,969                                 7,503,199
                                               ---------                                 ---------
Total liabilities and equity               $ 100,967,256                              $ 94,736,623
                                           =============                              ============
Net interest income                                         $3,876,417                                  $3,770,755
                                                            ==========                                  ==========
Net interest spread                                                         3.95%                                       3.93%
                                                                           =====                                       =====
Net interest margin                                                         4.38%                                       4.60%
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


                                             2002 Compared to 2001
                                              Increase/(Decrease)
                                 ---------------------------------------------
                                      Change          Change
                                      Due to          Due to         Total
                                      Volume           Rate          Change
                                      ------           ----          ------
Interest Income:
  Interest-bearing deposits and
    federal funds sold             $     31,903    $  (195,207)    $ (163,304)
  Securities                           (127,234)      (265,881)      (393,115)
  Loans                               1,420,823     (1,721,913)      (301,090)
                                   ------------    -----------     ----------
    Total interest income             1,325,492     (2,183,001)      (857,509)

Interest Expense:
  Interest-bearing demand               307,683       (479,992)      (172,309)
    deposits
  Savings deposits                        3,931        (45,025)       (41,094)
  Time deposits                         (16,322)      (733,446)      (749,768)
                                   ------------    -----------     ----------
    Total deposits                      295,292     (1,258,463)      (963,171)
  Other borrowed funds                       --             --             --
                                   ------------    -----------     ----------
    Total interest expense              295,292     (1,258,463)      (963,171)
                                   ------------    -----------     ----------

      Net interest margin          $  1,030,200    $  (924,538)    $  105,662
                                   ============    ===========     ==========

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

         There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a gap analysis. As discussed above in management's analysis of net interest income, the gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the gap in order to achieve consistent return. The Company's asset and liability management policy is to maintain a gap position whereby the ratio of rate sensitive assets to rate sensitive liabilities is between 60.0% and 140.0% on a one-year time horizon. As of December 31, 2002 the Company was in a positive gap position so its assets will reprice more quickly than its liabilities. The continuous decline in interest rates during 2002 resulted in issuing agencies calling high yielding bonds carried in the Company's securities portfolio. The Company was not willing to reinvest in longer-term instruments during a period of low interest rates and instead invested in federal funds sold. This had the effect of making the Company more interest rate sensitive. One strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. Currently, $37.5 million, or 51.74%, of the Company's loan portfolio reprices on a regular basis or matures within one year. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. Federal funds sold were $15.4 million at December 31, 2002 and represented 16.9% of total interest earning assets. The Company also maintains all of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

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

LIQUIDITY

         Liquidity is the ability of the Company to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered by the Company to its customers. The Company's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Company also has the ability to borrow from the FHLB, subject to regulatory approval under the New Formal Agreement. The Bank has available $10 million with the FHLB secured by residential real estate and a $5 million Federal Funds purchased line with an independent bank. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

         Cash and cash equivalents increased $4.0 million, or 27.97%, from $14.4 million at December 31, 2001 to $18.4 million at December 31, 2002 due primarily to a $6.1 million decline in securities available for sale. Cash and cash equivalents includes federal funds sold, which increased $5.4 million. The continuous decline in interest rates during 2002 resulted in issuing agencies calling high yielding bonds carried in the Company's securities portfolio. Management was not willing to reinvest in longer-term securities during a period of low interest rates and instead invested in federal funds sold. This had the effect of increasing cash and cash equivalents. Cash and cash equivalents represented 17.7% of total assets at December 31, 2002 compared to 15.1% of total assets at December 31, 2001. Subject to regulatory approval under the New Formal Agreement with the OCC, the Company's bank subsidiary has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the bank need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Bank's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

         As summarized in the Consolidated Statements of Cash Flows, the Company generated $176 thousand of cash for its operating activities during 2002 while it utilized to $463 thousand during 2001. $6.2 million of cash was generated from the reduction in the investment portfolio, net of reinvestments, during 2002 compared to $2.8 million in 2001. $13.0 million was invested in loan growth during 2002 compared to $2.8 million during 2001. Deposit growth generated a $
10.9 million increase in cash and equivalents during 2002 compared to $3.5 million during 2001.

         On a stand-alone basis, the Company had $7,000 in cash on hand as of December 31, 2002. The liquidity of the Company has been adversely affected by its inability to receive dividends from the Bank, which are limited by banking statutes and regulations and not currently allowed under the Formal Agreement, discussed below. The subordinated convertible notes are obligations of the Holding Company and not the Bank. The Company met its cash obligations for corporate operating expenses needs by borrowing funds from its directors and selling them stock. During 2002, the Company sold 655,000 shares of restricted, unregistered common stock to directors, which raised $68,100 cash. During 2001, the Company issued $195,000 of notes to directors and sold them $351,900 in stock. During 2002, $95,000 of notes were converted into 438,392 shares of restricted, unregistered shares of common stock. During 2001, $320,000 of notes issued during 2000 and 2001 were converted to common stock. In addition, director fees for 2002 and 2001 were paid in the form of restricted stock. There are no guarantees from any director, officer, or other party to lend funds or purchase Company stock in the future. The Company did not pay the interest due on its $4.3 million of convertible subordinated debt during 2002 and will not be able to make payments in the future unless holders of the notes agree to negotiations initiated by the Company. As of December 31, 2002, no agreement had been reached as to any restructuring of the convertible subordinated debt and the Company is continuing to negotiate a restructuring.

CAPITAL RESOURCES

         Total shareholders' equity decreased $2.3 million, due to the $2.8 million net loss offset slightly by the $102,000 increase of the after-tax impact of unrealized gains on securities available for sale, issuance of $68,000 of common stock and conversion of $95,000 of notes payable to stock.

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

         As discussed above, the Bank is subject to more stringent capital requirements under the New Formal Agreement. Under the Old Formal Agreement, the Bank was required to achieve, by March 31, 1999, a total risk-based capital ratio of at least 12% and a leverage ratio of at least 7.5%. As of December 31, 1999 the Bank was required to achieve a total risk-based capital ratio of at least 14%. At December 31, 1998 the Bank had total risk-based capital of 10.24% of risk weighted assets and Tier I leverage capital of 5.64% of adjusted total assets. The Bank failed to achieve the capital levels and the ratios required by the Old Formal Agreement by March 31, 1999. The Bank submitted a request to the OCC for an extension from March 31, 1999 to September 30, 1999 to meet the capital requirements of the Old Formal Agreement. The OCC granted the extension and the Bank achieved the required levels of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999, and has remained in compliance until 2002. The Bank did not meet the capital ratio requirements at December 31, 2002.

         The table below sets forth consolidated and Bank-only actual capital levels in addition to the capital requirements under the Formal Agreement and prompt corrective action regulations


                                                                                                          Minimum
                                                                                                       Requirements
                                                                                                        To Be Well
                                                                           Formal                       Capitalized
                                                                        Agreement at     For Capital   Under Prompt
                                     Actual Year-End Capital Ratios     December 31,      Adequacy       Action
                                           2002           2001              2002          Purposes     Requirement
                                     -------------------------------   ---------------  -------------  -------------
 Leverage Ratio:
   Tier I capital to average assets
     Consolidated                          1.99%          4.98%               --            4.00%          5.00%
     Bank                                  6.36%          9.31%             7.00%           4.00%          5.00%

 Risk-Based Capital Ratios:
   Tier I capital to risk-weighted
       assets
     Consolidated                                         6.92%               --            4.00%          6.00%
     Bank                                  2.65%          13.6%             6.00%           4.00%          6.00%
                                           8.80%
   Total capital to risk-weighted
       assets
     Consolidated                          5.24%         11.64%               --            8.00%         10.00%
     Bank                                 10.06%         14.86%            14.00%           8.00%         10.00%

At December 31, 2002 the Bank was not in compliance with two of the capital ratio requirements. Tier 1 capital to average assets was 6.36% and total capital to risk-weighted assets was 10.06% versus the ratios required under the Old Formal Agreement of 7.00% and 14.00%, respectively. On February 18, 2003, the Bank and OCC entered into a New Formal Agreement that replaced the prior agreements. The New Formal Agreement requires the Bank to develop, within ninety days of the agreement, an action plan detailing the Board of Directors' assessment of how to improve the bank including implementation and timetable. The New Formal Agreement also includes provisions for new appointments to the Board of Directors, management effectiveness, adoption of a three-year strategic plan and preparation of a three-year business plan. In addition, the New Formal Agreement requires that the Bank achieve ratios of Tier 1 capital to risk-weighted assets of at least 8.0% and Total risk-based capital to adjusted total assets of 12.0% by June 30, 2003. The Board is also to develop a three-year capital program, develop a written program to improve the Bank's loan portfolio and implement an internal audit program. The New Formal Agreement sets forth time limits to achieve each of the required actions. The OCC may extend the time requirements for good cause upon written application from the Board of Directors. If the Bank fails to achieve substantial compliance with the New Formal Agreement within 90 days of the expiration of the time limits (including any duly granted extensions of time) the Board shall provide a written report setting out its plans to sell, merge, or liquidate the Bank. The Board and management intend to comply with the provisions of the New Formal Agreement.

         The Company is without significant assets other than its ownership of all the common stock of the Bank and is entirely dependent upon dividends received from the Bank or loans from its Directors or employees in order to meet its cash obligations, including debt service on the Notes. Under the

New Formal Agreement the Bank is currently precluded from declaring and paying any dividends without prior OCC approval.

         On November 9, 1999 the OCC approved a $262,000 reduction of the Bank's surplus, the proceeds of which were upstreamed to the Company, which, together with a $60,000 capital contribution by certain officers and directors of the Company and a $139,000 federal income tax payment by the Bank to the Company, was sufficient to enable the Company to meet its September 30, 1999 interest obligations under the Notes and to pay certain other operating expenses. Additionally, on March 28, 2000 the OCC approved another reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. The OCC will not approve future reductions in the Bank's surplus until the Bank is unable to commence operating profitably in the near future. The Bank remains subject to the Formal Agreement and management does not know when or if the OCC will agree to terminate the Formal Agreement.

         In 2000, certain current and former members of the Company's Board of Directors and an employee loaned the Company $260,000 and another director accepted a promissory note in exchange for professional fees due to the director's firm, which was settled at a discount in January, 2002. The notes do not bear interest and matured January 2, 2002. $260,000 of the notes are convertible, at the option of the note holder, into shares of common stock at the rate of $0.36 per share. Management is in the process of renegotiating those notes with the holders. During 2001 the Company issued $195,000 of notes to directors and sold them $351900 in stock. $320,000 of notes issued during 2000 and 2001 were converted during 2001 to common stock and $40,000 of the notes were paid off. In addition, director fees were paid in the form of restricted stock. Advances under the notes were evidenced by non-interest bearing notes convertible into the Company's common stock at the lower of $0.36 per share or 75% of the average bid price during the ten day period prior to any advance. During 2002, directors purchased 655,000 shares of restricted unregistered stock for $68,100 and converted $95,000 of convertible bonds purchased by them in 2001 into 438,000 shares of unregistered restricted shares of common stock. There are no commitments from the directors to provide operating capital or from regulatory authorities allowing the bank to declare dividends in the near future. The Company has no other sources of liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued the following standards to be effective during various times during 2002,

         SFAS 143 - Accounting for Asset Retirement Obligations

         SFAF 145 - Rescission of FASB Statements No. 4, 44, and 62, and Amendment of FASB No 13. and Technical corrections.

         SFAS 146 - Accounting for Costs Associated with Exit or Disposal Activities.

A discussion of these standards is presented in Note 1 to the Surety Capital Corporation Notes to Consolidated Financial Statements contained elsewhere herein.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE OF THE REGISTRANT.

               None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

         The bylaws of the Company provide that the Board of Directors shall consist of such number of directors as shall be determined by resolution of the Board. By a resolution adopted by the Board on May 1, 2000, the number of directors comprising the Board of Directors was set at eight (8) and currently consists of four (4) members. Each member of the Board of Directors is elected for a one-year term to serve until his or her successor is elected and qualified. Each executive officer is appointed by the Board of Directors to serve until the first meeting of directors after the next annual meeting of stockholders.

         The following table sets forth certain information relating to the directors and executive officers of the Company as of March 31, 2003:

      NAME                    AGE                           POSITION
Richard N. Abrams             61       Chairman of the Board, Chief Executive Officer and
                                       Director

John Quiroz                   47       President, Chief Lending Officer, and Director

Tim Raso                      44       Chief Operating Officer and Director

Jim Finley                    46       Director

Jerry Warren                  57       Chief Credit Officer

Ron Lowrey                    53       Chief Financial Officer

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

         JIM FINLEY has served as a director of the Bank and Company since January 2002. He is a CPA and principal with Finley Resources, Fort Worth, Texas. Mr. Finley owns interests in producing oil wells and manages commercial buildings. He serves on the board of directors of OEC Compression, Corp., a publicly traded provider of natural gas compression services.

         JOHN QUIROZ holds a Master's Degree in Business Administration and he is also an alumnus of the Southwestern Graduate School of Banking (at SMU). John is in his 21st year of banking and almost all 21 of these years were spent either making loans or managing lending operations. Before joining Surety Bank, John was the President of TexasBank's Banking Center (a centralized loan office). John served in senior loan officer capacity at TexasBank for six years. Before that he was a Senior Vice President and Commercial Loan Officer at Overton Bank (3 years); a Vice President and Loan Officer at Comerica Bank (2 years); and he spent seven years in a similar capacity at Central Bank and Trust.

         TIM RASO has been in banking or bank related activities for 27 years. Before joining Surety Bank, Tim was a senior bank consultant with the firm John
M. Floyd and Associates, Baytown, Texas, and during the early 1990's he was a TRC auditor responsible for auditing and controlling the assets of failed savings and loans in South Texas.

         Tim's banking career includes seven years with Bank of America (or its predecessors), two years with Compass Bank and fifteen years with North Fort Worth Bank. This adds to 24 years spent working for banks. During this time Tim became quite familiar with all aspects of banking. Tim attended the Texas Tech School of Banking in 1985, the SMU School of Banking in 1986 and the Graduate School of the South (LSU/Baton Rouge) in 1989.

         JERRY WARREN is the most experienced and well-rounded banker on the staff of Surety Bank. He has 28 years in banking. Before joining Surety Bank, for 10 years he was the President and CEO of Security Bank, Whitesboro, TX; and he also spent five years managing the Whitesboro and Gainesville offices for American Bank.

         Jerry has a degree in accounting and at one time was a licensed CPA (working for the Alfred H. Klein CPA firm in Tulsa, Oklahoma). Before moving into executive management positions he was an internal auditor at the Bank of Oklahoma (1974 to 1979) and he had similar responsibilities at the First National Bank in Midland, TX from 1979 to 1984. From 1984 to 1987, he was the Chief Financial Officer for First Grayson Bancshares, Inc. and was responsible for financial operations at four bank holding companies involving five banks.

         RON LOWREY is an experienced CPA who also holds a Master's Degree in Business and Finance from the University of Houston. He has 30 years of experience either as a CPA, a financial management expert, or working for a financial institution in one or the other of these capacities. During the 1990's he was Vice President and Comptroller for Regions Financial Corporation (which in essence means that he was controller for 10 banks with total assets of $1.5 billion). While working for this company he was responsible for budget preparation and tracking, economic forecasts, SEC reporting, asset/liability management, interest rate risk management, managing the public funds position, supervising wire transfers, and managing the corporation's funds. Prior to this job he worked for the Resolution Trust Corporation doing audits, reconciliation, liquidations, and the like.

         No family relationships exist among the executive officers and directors of the Company. Other than Mr. Finley, no director presently holds any other directorships in companies with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the requirements of Section 15 of that act. In the last five years the Company has not been involved with any legal proceedings that are reportable under Regulation S-B item 401(d).

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of th
e Exchange Act requires the Company's directors, executive officers and holders of more than ten percent (10%) of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file with the SEC.

         To the best knowledge of management of the Company, no director, officer or ten percent (10%) beneficial owner of common stock of the Company filed any required reports on Form 3, 4 or 5 regarding transactions in securities of the Company.

ITEM 10.      EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table provides certain summary information concerning compensation paid or accrued by the Company and the Bank to or on behalf of the Company's Chairman of the Board and Chief Executive Officer. There were no other executive officers that earned over $100,000 in 2002.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

---------------------------------------------------------------------------------------------
                 NAME AND                                                                         ALL OTHER
                 NAME AN                                                                        COMPENSATION
            PRINCIPAL POSITION                    YEAR        SALARY($)(1       BONUS($)              ($)
--------------------------------------------------------------------------------------------------------------
Richard N. Abrams, Chairman of the Board(4)       2002               ---       $     ---         $20,417(2)
                                                  2001               ---       $61,872(2)        $ 4,760(3)

                                                                               ---------
Charles M. Ireland                                2002          $72,658        $     ---         $     ---

Chairman of the Board until March, 2001 and       2001          $113,249       $     ---         $     ---

Chief Executive Officer and President of          2000          $105,500       $     ---         $     ---
the Company; President and Chief Executive
Officer of the Bank (5)
                                                                               ---------

--------------

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

         (3) Represents the discounted value of 70% and 20,000 shares of restricted, unregistered Company common stock issued as director fees for Board of Director and Committee meeting attendance during 2002 and 2001, respectively. No value is included for the value of lodging provided to Mr. Abrams while in Texas.

         (4) Mr. Abrams became Chief Executive Officer in March, 2001. The Company was not required to report Mr. Abrams' compensation in prior years and, therefore, the Company is only reporting his compensation for 2001 and 2002.

         (5) Mr. Ireland served as Chief Executive Officer of the Company from September 1999 to March 2001. In March 2001, Mr. Ireland was named President and no longer serves as Chief Executive Officer or the Chairman of the Board.

STOCK OPTION PLANS

         OPTION GRANTS. No stock options were granted in fiscal year 2001 or 2002 to Mr. Ireland.

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

                           AGGREGATED OPTION EXERCISES
                               IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                                           Value of
                                                                  Number of              Unexercised
                                                                 Unexercised             In-the-Money
                                                                  Options at              Options at
                                                                  FY-End (#)              FY-End ($)
-----------------------------------------------------------------------------------------------------------
                                 Shares           Value
                                Acquired        Realized         Exercisable/            Exercisable/
      Name                   on Exercise (#)     ($)(1)         Unexercisable          Unexercisable(2)
-----------------------------------------------------------------------------------------------------------
Richard N. Abrams                  ---            $---               0/0                    $0/$0

---------------------

         (1) No incentive stock options were exercised in 2002 by the named executive officers.

COMPENSATION OF DIRECTORS

         The Company's and the Bank's Board of Directors consist of the same members and both organizations hold meetings on the same dates. In 2001, the Bank discontinued payment of cash director fees and does not plan to pay director cash fees in the near future. The Company awarded each non-employee director 2,000 shares of restricted stock for each board of director meeting attended and 1,000 shares for each committee meeting attended plus additional shares as approved by the compensation committee. During 2001, a total of 50,000 shares were awarded for attendance at board of director meetings and a total of 31,000 shares were awarded for attendance at committee meetings. In addition, 500,000 shares were issued based on the recommendation of the compensation committee. In addition, former directors Mr. Chappell was awarded 120,000 restricted shares, Mr. Bley was awarded 100,000 restricted shares, Mr. Kwentus was awarded 45,000 restricted shares, Mr. Morris was awarded 10,000 restricted shares and current director Mr. Finley was awarded 20,000 restricted shares and restricted shares. These awards were based on extraordinary efforts by the recipients as determined by the Compensation Committee was composed of Mr. Bley and Mr. Chappell. The Company will continue the same practice of awarding shares for board of director and committee meetings.

         The Company has adopted the 1996 Stock Option Plan for Directors (the "1996 Directors Plan") and the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1997 Directors Plan"). Under the 1996 and 1997 Directors Plans, an aggregate of 250,000 shares of Common Stock of the Company were set aside for issuance pursuant to the exercise of options granted thereunder, of which 178,000 shares are subject to outstanding options and 56,000 shares remain available for grant. The 1996 Directors Plan is a formula plan pursuant to which annual options are automatically granted to directors of the Company who are not employees of the Company or the Bank at fair market value. All options under the 1996 Directors Plan are non-qualified stock options, and vest one year following the date of grant. Pursuant to the plan, on the first business day of each calendar year, each non-employee director is automatically granted an option to purchase 2,000 shares of Common Stock of the Company at 100% of fair market value on the grant date. In 2001, each non-employee director of the Company received an option to purchase 2,000 shares of Common Stock of the Company at an exercise price of $.34 per share. The 1997 Directors Plan provided for the one time grant of 25,000 non-qualified stock options to directors of the Company who were not employees of the Company or the Bank at fair market value. In 1997, each non-employee director of the Company received an option to purchase 25,000 shares of Common Stock of the Company at exercise prices ranging from $4.18 to $5.375 per share. These options vest over five years. Currently, 140,000 options remain outstanding pursuant to the 1997 Director's Plan.

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

         Options for the purchase of Common Stock under the Stock Option Plans may be granted to officers or key employees selected from time to time by the Stock Option Committee of the Board. The exercise price for any options granted pursuant to the Stock Option Plans must be at least equal to the fair market value of the Common Stock on the date the options are granted. Under the Stock Option Plans an aggregate of 1,200,000 shares of Common Stock of the Company were set aside for issuance pursuant to the exercise of options granted thereunder, of which 733,333 shares are subject to outstanding options and 308,825 shares remain available for grant. To exercise the options, grantees must pay the exercise price in cash or Common Stock, or any combination of cash and Common Stock. Options granted under the 1988, 1995 and 1998 Stock Option Plans are incentive stock options and options granted under the 1998 Stock Option Plan are non-qualified stock options.

         The Stock Option Plans contain certain "change in control" provisions designed to attract and retain valued employees of the Company and to ensure that such employees' performance is not undermined by the possibility, threat or occurrence of a change in control. The 1988 and 1995 Plans provide that in the event of a change in control of the Company (in the form of a dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation) any options granted under the plans become fully exercisable, notwithstanding any vesting schedule relating to such options to the contrary. The 1998 Plan provides for the acceleration of any applicable vesting schedule upon a "change in control," which definition not only includes the dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation, but also the acquisition by a person or group of 20% or more of the combined voting power of the Company's capital stock or under certain circumstances a change in the constitution of the Board.

         The 1998 plan was amended in 2001 to allow for the award of options to all employees.

         POST RETIREMENT SERVICES AGREEMENT. The Company and the Bank were parties to a post retirement services agreement with C. Jack Bean which was terminated in 2002 in connection with a settlement agreement. Under the agreement, the Company provided Mr. Bean payments, payable in annual, monthly or bi-monthly installments, and totaling $53,825 per year. Additionally, the Company provided or reimbursed Mr. Bean for the cost of health, accident and medical insurance coverage that was equivalent to the coverage provided to those persons serving from time to time as the senior executive officers of the Company.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BY MANAGEMENT

         The following table shows beneficial ownership of shares of common stock of the Company by all current directors and executive officers of the Company named in "Item 10. Executive Compensation" individually, and together with all current executive officers of the Company as a group, as of April 15, 2003:

--------------------------------------------------------------------------------
                                        Amount and
   Name of Individual                    Nature of
      or Number of                      Beneficial               Percent
    Persons In Group                   Ownership (1)           of Class (2)
--------------------------------------------------------------------------------
Richard N. Abrams
480 Central Ave.
Northfield, Ill. 60093
                                       1,650,881 (3)              16.5%
James D. Finley
1308 Lake Street
Suite 200
Fort Worth, Texas 76102                  276,185 (4)               2.8%

         (1) Based on information furnished by persons named and, except as otherwise indicated below, each person has sole voting and dispositive power with respect to all shares of common stock owned by such person.

         (2) Based on 10,006,805 shares of common stock, which includes 9,926,244 shares of common stock issued and outstanding at April 15, 2003.

         (3) Includes 17,000 shares awarded as compensation and director fees during 2002 but not yet issued. Also includes 11,250 shares owned by Funeral Financial Services, Inc., a company in which Mr. Abrams is an officer and shareholder. Mr. Abrams filed a schedule 13D/A in which he reports the formation of a group with his adult son, Mr. Rodney Abrams. As a group, Mr. Richard Abrams reported ownership of 30.3% of the Company's outstanding shares. However, Mr. Richard Abrams disclaims all beneficial over the shares held by Mr. Rodney Abrams.

         (4) Includes 10,000 shares of common stock awarded as director and committee fees during 2002 but not yet issued.

5% STOCKHOLDERS

         The following table sets forth certain information with respect to stockholders of the Company who were known to be beneficial owners of more than five percent (5%) of the issued and outstanding shares of the common stock of the Company as of April 15, 2002, except for Richard N. Abrams, whose ownership interest is disclosed in the preceding table.

-------------------------------------------------------------------------------------
                                          Amount and Nature
        Name and Address                    of Beneficial             Percent
      of Beneficial Owner                   Ownership(1)            of Class(2)
-------------------------------------------------------------------------------------
Carlson Capital, L.P.
301 Commerce Street, Suite 3300
Fort Worth, Texas 76102                         519,300                5.19%

David Chappell
201 Main St. #400
Fort Worth, Texas 76102                         646,275                6.46%

Rodney Abrams(3)
141 West Jackson Suite 1310 A
Chicago, Illinois, 60604                      1,314,514               13.02%

         (1) Based on information furnished by the entities named and, except as otherwise indicated below, each entity has sole voting and dispositive power with respect to all shares of Common Stock owned by such entity.

         (2) Based on 10,006,080 shares of common stock, which includes 9,926,244 shares of common stock issued and outstanding at April 16,2002, and shares convertible or exercisable within sixty (60) days, which are deemed outstanding for a specific stockholder pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934(3). As reported on a Schedule 13D/A filed on April 26, 1999 with the SEC.

         (3) As reported on a Schedule 13D/A filed on March 31, 2003, and includes 74,999 shares he can acquire upon the conversion of outstanding debentures and 11,250 shares owned directly by Funeral Financial Services, Inc., a company in which Mr. Abrams is a controlling stockholder.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         From time to time, the Bank makes loans to officers, directors and principal stockholders (and their affiliates) of the Company or the Bank. All loans to such persons are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

         During 2001 the Company paid $127,000 for legal services to Chappell, Hill & Lowrance, L.L.P. in Fort Worth, Texas, a law firm in which David Chappell is a partner. Mr. Chappell was a director of the Company. Mr. Chappell also loaned the company funds under the non interest-bearing notes discussed below. During 2001 the Company issued $195,000 of notes to directors and sold them $351,000 in stock. $320,000 of notes issued during 2000 and 2001 were converted to common stock.

         During 2002, the Company sold 655,000 shares to members of the Board of Directors for $68,100 and issued 438,392 shares in conversion of the $95,000 of notes from directors funded in 2001.

ITEM 13.      EXHIBITS AND REPORTS OF FORM 8-K

         (a) EXHIBITS. The Exhibit Index, located directly after the signature pages, is incorporated herein by reference.

         (b) REPORTS ON FORM 8-K. None filed

ITEM 14.      CONTROLS AND PROCEDURES.

         Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SURETY CAPITAL CORPORATION

    Date:  May 8, 2003                              By: /s/ Richard N. Abrams
                                                       --------------------
                                                    Richard N. Abrams,
                                                    Chairman of the Board

                          By: /s/ Ron G. Lowrey
                              -----------------
                          Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

         In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 8th day of May 2003.

                 Signature                          Capacity

         /s/ Richard N. Abrams
         -------------------------
             Richard N. Abrams            Chairman of the Board

         s/ Tim Raso                      Chief Operating Officer and Director
         --------------------------
            Tim Raso

         /s/ Jim Finely
         --------------------------
         Jim Finley                       Director

I, Richard N. Abrams, Chairman of the Board of Surety Capital Corporation, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Surety Capital Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  May 8, 2003

         __________________________________________________________
                                             Richard N. Abrams

                                             Chairman of the Board

I, Ron Lowrey, Chief Financial Officer of Surety Capital Corporation, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Surety Capital Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  May 8, 2003

         __________________
                                             Ron Lowrey

                                             Chief Financial Officer

                                INDEX TO EXHIBITS

------------------------------------------------------------------------------------------------------------------------
                                                                        Incorporated
Exhibit                                                                   Herein by                           Filed
  No.                   Description                                     Reference To                         Herewith
------------------------------------------------------------------------------------------------------------------------
 3.01         Certificate of Incorporation, as        Filed with the Company's Form 10-K dated December
              amended                                 31, 1993 and incorporated by reference herein.
------------------------------------------------------------------------------------------------------------------------

 3.03         Restated Bylaws of the Company          Filed with the Company's Form 10-K dated December
                                                      31, 1994 and incorporated by reference herein.
------------------------------------------------------------------------------------------------------------------------

 4.01         Form of Common Stock certificate        Filed with the Company's Form 10-K dated December
              (specimen)                              31, 1993 and incorporated by reference herein.
------------------------------------------------------------------------------------------------------------------------

 4.02         Indenture dated as of March 31, 1998    Filed with the Company's Form 10-Q for
              between the Company and Harris Trust    quarter ended March 31, 1998 and
              and Savings Bank, Chicago, Illinois,    incorporated by reference herein.
              as trustee

------------------------------------------------------------------------------------------------------------------------

 4.03         Form of Notes (included in              Filed with the Company's Form 10-Q for the
              Exhibit 4.02)                           quarter ended March 31, 1998 and incorporated by
                                                      reference herein.
------------------------------------------------------------------------------------------------------------------------

 4.04         Form of Note Purchase Agreements        Filed with the Company's Registration Statement
              dated March 31, 1998                    No. 333-57601 on Form S-3 and incorporated by
                                                      reference herein.
------------------------------------------------------------------------------------------------------------------------

10.01         Surety Capital Corporation 1988         Filed with the Company's Form 10-K dated
              Incentive Stock Option Plan             December 31, 1991 and incorporated by
                                                      reference herein.
------------------------------------------------------------------------------------------------------------------------

10.02         Surety Capital Corporation 1995         Filed with the Company's Form
              Incentive Stock Option Plan             10-K dated December  31, 1994 and
                                                      incorporated by reference herein.
------------------------------------------------------------------------------------------------------------------------

10.03         Surety Capital Corporation Amended      Filed with the Company's Form 10-K dated
              and Restated Stock Option Plan for      December 31, 1996 and incorporated by
              Directors, and Form of Stock Option     reference herein.
              Agreement
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
10.04         Surety Capital Corporation 1997         Filed with the Company's Form 10-K dated December
              Non-Qualified Stock Option Plan for     31, 1997 and incorporated by reference herein.
              Officers and Key Employees, and Form
              of Stock Option Agreement

------------------------------------------------------------------------------------------------------------------------

10.05         Surety Capital Corporation 1997         Filed with the Company's Form 10-K dated December
              Non-Qualified Stock Option Plan for     31, 1997 and incorporated by reference herein.
              Non-Employee Directors, and Form of
              Stock Option Agreement
------------------------------------------------------------------------------------------------------------------------

10.06         Surety Capital Corporation 2001
              Amended and Restated 1998 Incentive
              Stock Option Plan                                                                                 X
------------------------------------------------------------------------------------------------------------------------

10.07         Form of Redeemable Convertible          Filed with the Company's Form 10-K dated December
              Promissory Note between Surety          31, 1999 and incorporated by reference herein.
              Capital Corporation and C. Jack Bean,
              Charles M. Ireland, Margaret E.
              Holland, Aaron M. Siegel, Garrett
              Morris, Cullen W. Turner, William B.
              Byrd, Michael L. Milam and Lloyd W.
              Butts, and related Warrant, dated
              October 29, 1999
------------------------------------------------------------------------------------------------------------------------

10.8          Form of Indemnification Agreement       Filed with the Company's Form 10-K dated December
              between Surety Capital Corporation      31, 1999 and incorporated by reference herein.
              and William B. Byrd, Lloyd W. Butts,
              Charles M. Ireland, Margaret E.
              Holland, Michael L. Milam, Garrett
              Morris, Cullen W. Turner and John D.
              Blackmon, dated January 18, 2000
------------------------------------------------------------------------------------------------------------------------

10.9          Form of Indemnification Agreement       Filed with the Company's Form 10-K dated December
              between Surety Bank, National           31, 1999 and incorporated by reference herein.
              Association and William B. Byrd,
              Lloyd W. Butts, Charles M. Ireland,
              Margaret E. Holland, Michael L.
              Milam, Garrett Morris, Cullen W.
              Turner and John D. Blackmon, dated
              January 18, 2000
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
10.10         2001 Non-Qualified Stock Option Plan
              for Advisory Directors
------------------------------------------------------------------------------------------------------------------------
21.01         Subsidiaries of the Registrant
------------------------------------------------------------------------------------------------------------------------
23.01         Consent of Weaver and Tidwell, L.L.P.                                                             X
------------------------------------------------------------------------------------------------------------------------
99.01         Certification of Chief Executive
              Officer                                                                                           X
------------------------------------------------------------------------------------------------------------------------
99.02         Certification of Chief Financial
              Officer                                                                                           X
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------

                           SURETY CAPITAL CORPORATION

                                FINANCIAL REPORT

                                DECEMBER 31, 2002

                                    CONTENTS

                                                                                  Page
INDEPENDENT AUDITOR'S REPORT....................................................   F-1


FINANCIAL STATEMENTS

   Consolidated Balance Sheets..................................................   F-2

   Consolidated Statements of Operations........................................   F-4

   Consolidated Statements of Comprehensive Loss................................   F-5

   Consolidated Statements of Shareholders' Equity..............................   F-6

   Consolidated Statements of Cash Flows........................................   F-7

   Notes to Consolidated Financial Statements...................................   F-9

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and shareholders of Surety Capital Corporation
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Surety Capital Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surety Capital Corporation as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses in all periods presented, is operating under a Formal Agreement with the Office of the Comptroller of the Currency and entered into a new Formal Agreement in 2003, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver and tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
April 7, 2003

3980

                           SURETY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                           2002           2001
                                                      -------------   -------------
                     ASSETS

Cash and due from banks                               $   3,036,069   $   4,387,913
Federal funds sold                                       15,375,333      10,015,000
                                                      -------------   -------------

          Total cash and cash equivalents                18,411,402      14,402,913

Interest bearing time deposits in other financial
institutions                                                 28,330          27,771
Securities available for sale, at fair value              4,522,298      10,597,837
Loans, net                                               71,045,339      60,996,714
Premises and equipment, net                               5,057,699       5,310,166
Accrued interest receivable                                 334,990         439,190
Deferred tax assets, net of valuation allowance                   -           6,022
Other real estate and repossessed assets                  1,798,022         737,000
Goodwill, net                                             2,536,679       2,536,679
Other assets                                                314,304         506,139
                                                      -------------   -------------

TOTAL ASSETS                                            104,049,063   $  95,560,431
                                                      =============   =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           SURETY CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)

                                                                    2002           2001
                                                                ------------   ------------
       LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

   Noninterest bearing demand deposits                          $ 17,162,910   $ 15,936,327
   Savings, NOW and money market accounts                         31,086,993     28,196,609
   Time deposits, $100,000 and over                               17,233,090     14,392,822
   Other time deposits                                            28,542,703     24,628,757
                                                                ------------   ------------

         Total deposits                                           94,025,696     83,154,515

   Convertible subordinated debt                                   4,350,000      4,350,000
   Notes payable                                                           -        132,746
   Accrued interest payable and other liabilities                  1,046,121        948,478
                                                                ------------   ------------

         Total liabilities                                        99,421,817     88,585,739

COMMITMENTS AND CONTINGENCIES                                              -              -

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value;
      1,000,000 shares authorized;
      none issued at December 31, 2002 and 2001                            -              -
   Common stock, $0.01 par value;
      20,000,000 shares authorized; 10,006,080 and
      8,074,688 shares issued at December 31, 2002
      and 2001, respectively                                         100,061         80,747
   Additional paid-in capital                                     18,085,534     17,803,491
   Accumulated deficit                                           (13,272,759)   (10,522,414)
   Treasury stock, 79,836 shares at cost                            (375,443)      (375,443)
   Accumulated other comprehensive income (loss)                      89,853        (11,689)
                                                                ------------   ------------

         Total shareholders' equity                                4,627,246      6,974,692
                                                                ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $104,049,063   $ 95,560,431
                                                                ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                            2002          2001
                                                        -----------    -----------
INTEREST INCOME
   Loans, including fees                                $ 5,643,874    $ 5,944,964
   Securities, taxable                                      355,048        748,163
   Federal funds sold and interest bearing deposits         139,445        302,749
                                                        -----------    -----------

         Total interest income                            6,138,367      6,995,876

INTEREST EXPENSE

   Deposits                                               1,870,450      2,833,621
   Notes payable                                            391,500        391,500
                                                        -----------    -----------

         Total interest expense                           2,261,950      3,225,121
                                                        -----------    -----------

Net interest income                                       3,876,417      3,770,755

Provision for credit losses on loans                      1,885,000              -
                                                        -----------    -----------

Net interest income after provision for credit losses     1,991,417      3,770,755

NON-INTEREST INCOME
   Service charges on deposit accounts                      781,604        642,728
   Loan collection fees and late charges                    225,549        149,545
   Other income                                             224,267         65,957
                                                        -----------    -----------

         Total non-interest income                        1,231,420        858,230

NON-INTEREST EXPENSE
   Salaries and employee benefits                         3,069,487      2,694,132
   Occupancy and equipment                                1,050,006      1,225,706
   Other expenses                                         1,853,689      2,263,484
                                                        -----------    -----------

         Total non-interest expense                       5,973,182      6,183,322
                                                        -----------    -----------

Loss before income taxes                                 (2,750,345)    (1,554,337)
Income tax expense                                                -              -
                                                        -----------    -----------

         Net loss                                       ($2,750,345)   ($1,554,337)
                                                        ===========    ===========

Net loss per share - basic and diluted                       ($0.30)        ($0.23)
                                                        ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           SURETY CAPITAL CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                        2002           2001
                                                     -----------    -----------
NET LOSS                                             ($2,750,345)   ($1,554,337)

OTHER COMPREHENSIVE INCOME
  Unrealized gain on securities available for sale       107,564        271,909

  Tax effect                                              (6,022)       (92,449)
                                                     -----------    -----------

        Total other comprehensive income                 101,542        179,460
                                                     -----------    -----------

 COMPREHENSIVE LOSS                                  ($2,648,803)   ($1,374,877)
                                                     ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                        Accumulated
                                       Common Stock                                                        Other
                                -------------------------   Additional                                 Comprehensive
                                                 Par         Paid-in     Accumulated      Treasury         Income
                                  Shares        Value        Capital       Deficit         Stock           (Loss)         Total
                                ----------   ------------  ------------  ------------   ------------   -------------   ------------
BALANCE,

  December 31, 2000              5,975,071   $     59,751  $ 17,152,587   ($8,968,077)     ($375,443)      ($191,149)  $  7,677,669

  Sale of common stock           1,210,738         12,107       339,793             -              -               -        351,900

  Conversion of notes
    payable to common
    stock                          888,879          8,889       311,111             -              -               -        320,000

  Change in fair value of
    securities available
    for sale, net of tax
    of $92,449                           -              -             -             -              -         179,460        179,460

  Net loss                               -              -             -    (1,554,337)             -               -     (1,554,337)
                                ----------   ------------  ------------  ------------   ------------   -------------   ------------

BALANCE,

  December 31, 2001              8,074,688         80,747    17,803,491   (10,522,414)      (375,443)        (11,689)     6,974,692

  Sale of common stock             655,000          6,550        61,550             -              -               -         68,100

  Conversion of notes
    payable to common
    stock                          438,392          4,384        90,616             -              -               -         95,000

  Issuance of common
    stock for services             838,000          8,380       129,877             -              -               -        138,257

  Change in fair value of
    securities available
    for sale, net of tax
    of $6,022                            -              -             -             -              -         101,542        101,542

  Net loss                               -              -             -    (2,750,345)             -               -     (2,750,345)
                                ----------   ------------  ------------  ------------   ------------   -------------   ------------

BALANCE,

  December 31, 2002             10,006,080   $    100,061  $ 18,085,534  ($13,272,759)     ($375,443)  $      89,853   $  4,627,246
                                ==========   ============  ============  ============   ============   =============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           SURETY CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                             2002           2001
                                                         -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               ($2,750,345)    ($1,554,337)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities

     Provision for credit losses                           1,885,000               -
     Provision for other real estate owned                    37,000         204,000
     Directors fees, paid with common stock                   19,851               -
     Depreciation                                            490,083         590,103
     Amortization, net of accretion                           28,131         (47,694)
     Amortization of intangable assets
       and debt acquisition costs                             41,591         303,931
     FHLB stock dividends                                     (3,200)         (5,800)
     Net gain on sale or disposal of assets                        -          (4,669)
     Other                                                   (12,745)              -
     Changes in assets and liabilities
       Accrued interest receivable                           104,200         181,988
       Other assets                                          112,221         114,151
       Accrued interest payable and other liabilities        224,149        (245,646)
                                                         -----------    ------------

          Net cash provided by (used in)
            operating activities                             175,936        (463,973)

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in loans                                    (12,993,625)     (2,758,654)
  Securities available for sale
     Purchases                                            (3,704,272)     (9,809,848)
     Maturities and repayments                             9,862,444      12,608,652
  Securities held to maturity
     Purchases                                            (2,250,000)              -
     Maturities and repayments                             2,250,000               -
  Purchase of interest-bearing time deposits                    (559)         (1,223)
  Premises and equipment expenditures                       (237,616)       (196,897)
  Proceeds from sales of other real estate                         -           1,000
                                                         -----------    ------------

          Net cash used in investing activities           (7,073,628)       (156,970)

The Notes to Consolidated Financial Statements are an integral part of these statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (CONTINUED)

                                                               2002            2001
                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                     10,871,181       3,493,747
  Sale of common stock                                           60,000         351,900
  Payments on debt                                              (25,000)        (40,000)
  Proceeds from issuance of debt,
     net of issuance costs                                            -         195,000
                                                           ------------    ------------

            Net cash provided by financing activities        10,906,181       4,000,647
                                                           ------------    ------------

            Net change in cash and cash equivalents           4,008,489       3,379,704

CASH AND CASH EQUIVALENTS, beginning of year                 14,402,913      11,023,209
                                                           ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                     $ 18,411,402    $ 14,402,913
                                                           ============    ============

SUPPLEMENTAL DISCLOSURES
  Cash paid for interest                                   $  1,939,434    $  3,306,485
                                                           ============    ============

  Issuance of common stock for directors fees              $    138,257    $          -
                                                           ============    ============

  Significant non-cash transactions
   Transfers of repossessed collateral
      to other real estate                                 $  1,060,000    $          -
                                                           ============    ============

   Conversion of debt to common stock                      $     95,000    $    320,000
                                                           ============    ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

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

         The Company is principally engaged in traditional community banking activities provided through its six branches located in north Texas and south central Texas. Community banking activities include the Company's commercial and retail lending, deposit gathering and investment, and liquidity management activities. In addition to its community banking services, the Company offers insurance premium financing. Insurance premium finance (IPF) lending involves the lending of funds to companies and individuals for the purpose of financing its purchase of property and casualty insurance.

         The 2002 consolidated financial statements were prepared assuming the Company will continue as a going concern. Although the Company has suffered significant losses in its core business operations in all periods presented and is now operating under a written formal agreement with the OCC and a memorandum of understanding with the Federal Reserve Board (see Note 14), management believes the Company will be able to return to profitability. Management's plans to improve the Company's profitability include increasing marketing efforts, introducing new deposit products, emphasizing loan growth, reducing non-interest expense and selling certain branch operations. While the Bank's liquidity position appears sufficient to meet its cash needs for the year ending December 31, 2003, the Holding Company is primarily dependent upon dividends received from the Bank to meet its cash obligations, including interest payments on its convertible subordinated debt. Since the Bank is currently precluded from paying dividends without prior OCC approval, certain Holding Company Directors and shareholders made loans to the Holding Company in order to fund interest payments on its convertible subordinated debt during the year ended December 31, 2001. In February 2002, the Holding Company notified the holders of its convertible subordinated debt that these certain Directors and shareholders will no longer make loans to the Holding Company to fund future interest payments and that the Holding Company will not have funds to make future interest payments until the Bank obtains relief from restrictions prohibiting the Bank from paying dividends to the Holding Company. The two interest payments due in 2002 were not made. Management has offered the convertible debt holders certain options as alternatives to interest payments, however, an agreement had not been reached prior to December 31, 2002. Management believes that the convertible debt will be restructured, which will allow the Holding Company to meet its cash obligations for the year ending December 31, 2003.

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

     SECURITIES

         Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Other securities, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost. The Company had no securities classified as held to maturity or trading at December 31, 2002 and 2001. Securities classified as held to maturity were purchased during the year ended December 31, 2002, however, all matured or were called during the year.

         Interest income includes amortization of purchase premiums and discounts. Gains and losses on sales are based on the amortized cost of the security sold using specific identification. Securities are written down to fair value with a charge to income when a decline in fair value is not temporary.

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

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     ALLOWANCE FOR CREDIT LOSSES

         The allowance for credit losses is a valuation allowance for probable credit losses, increased by the provision for credit losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past credit loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific credits, but the entire allowance is available for any credit that, in management's judgment, should be charged-off. Credits deemed uncollectible by management are charged to the allowance. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management's estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term.

         A loan is considered impaired when full payment of principal and interest under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans of similar nature such as residential mortgage, consumer and insurance premium financing loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

     GOODWILL

         Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets." Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, was amortized on a straight-line method up to fifteen years prior to the adoption of SFAS No. 142. Effective January 1, 2002, goodwill is no longer amortized but tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, for goodwill is recognized as a permanent charge to noninterest expense. Management has determined that there is no goodwill impairment as of December 31, 2002.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     GOODWILL - CONTINUED

         If the provisions of SFAS No. 142 had been applied in 2001, amortization of $262,340 would not have been recorded and the net loss in 2001 would have been reduced to ($1,291,997) from ($1,554,337).

     LONG-TERM ASSETS

         Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

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

     STOCK BASED COMPENSATION

         The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the market price of the Company's stock at the date of the grant above the amount an employee must pay to acquire the stock. No compensation expense is recognized when the exercise price is equal to the market value of the stock on the day of grant. The Financial Accounting Standards Board ("FASB") published SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing rules, but will be required to disclose pro forma net income under the new method.

         The following table reflects charges calculated under SFAS No. 123 of $88,286 and $308,247 for the years ending December 31, 2002 and 2001, respectively.

                            2002              2001
                        -----------        -----------
Net income (loss)
    As reported         ($2,750,345)       ($1,554,337)
    Pro forma            (2,838,631)        (1,862,584)

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     STOCK BASED COMPENSATION - CONTINUED

Net income (loss) per share
     As reported
        Basic                                   (0.30)     (0.23)
        Diluted                                 (0.30)     (0.23)
     Pro forma
        Basic                                   (0.31)     (0.28)
        Diluted                                 (0.31)     (0.28)

     ADVERTISING

         Advertising costs are expensed as incurred.

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

     DIVIDEND RESTRICTION

         Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid. Regulatory capital requirements and restrictions placed on the Company are more fully disclosed in a separate note.

     RESTRICTIONS ON CASH

         The Company is required to have certain levels of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. Deposits with the Federal Reserve Bank do not earn interest. Additionally, the Company had time deposits with other financial institutions totaling $28,330 and $27,771 at year end 2002 and 2001, respectively, pledged as security to its merchant card clearing agent.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     EARNINGS PER SHARE

         Earnings per share is computed in accordance with SFAS No. 128, which requires dual presentation of basic and diluted earnings per share
         (EPS) for entities with complex capital structures. Basic EPS is based on net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of convertible debt and stock options granted using the treasury stock method only if the effect on earnings per share is dilutive.

         Earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                                        2002                  2001
                                                                     ----------            ----------
Weighted-average shares outstanding - basic                          $9,172,797            $6,679,815
                                                                     ----------            ----------

Weighted-average share outstanding - diluted                         $9,172,797            $6,679,815
                                                                     ==========            ==========

         The Company reported a net loss in 2002 and 2001. Accordingly, the dilutive effect of stock options and convertible debt is not considered in the net loss per share calculations for these years.

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

     NEW ACCOUNTING PRONOUNCEMENTS

         SFAS 143 - Accounting for Asset Retirement Obligations

         This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

         The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

         SFAS 145 - Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB No. 13 and Technical Corrections

         In April 2002, the FASB issued SFAS No. 145, which will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Extraordinary treatment will still be required for certain extinguishments as provided in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Statement 145 also amends SFAS No. 13 to require certain modifications to capital leases be treated as sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44, which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections.

         In addition, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements has been rescinded. Accordingly, gains and losses from extinguishments of debt for fiscal years beginning after May 15, 2002 shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. One of the Board's objectives in rescinding Statement 4 was to distinguish transactions that are part of a company's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as extraordinary items. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of Statement 145. Earlier application of the provisions of Statement 145 related to the rescission of Statement 4 is encouraged.

         SFAS 146 - Accounting for Costs Associated with Exit or Disposal Activities

         In June 2002, the FASB issued SFAS No. 146, which addresses the accounting and reporting for costs associated with exit or disposal activities. The Board addressed this issue because more entities are engaging in exit and disposal activities and certain costs associated with those activities were recognized as liabilities under EITF 94-3 that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. The principal change is related to the recognition of a liability for the cost associated with an exit or disposal activity. Under Statement 146, a liability for a cost associated with an exit or disposal activity is to be recognized when the liability is incurred versus the date of an entity's commitment to an exit plan as permitted under EITF 94-3.

         Statement 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED

         It is not anticipated that any of the above standards will have a material impact on the Company's financial statements.

     RECLASSIFICATIONS

         Some items in prior financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on net loss.

NOTE 2.  SECURITIES

     At December 31, securities available for sale consisted of the following:

                                                         Gross         Gross        Estimated
                                        Amortized     Unrealized     Unrealized        Fair
         2002                              Cost          Gains        (Losses)        Value
                                       ------------   -----------   ------------   ------------
U. S. government agencies              $  3,228,569   $    86,150   $          -   $  3,314,719
   and corporations
Mortgage-backed                             433,772         3,703              -        437,475
   securities
Other securities                            770,104             -              -        770,104
                                       ------------   -----------   ------------   ------------

                                       $  4,432,445   $    89,853   $          -   $  4,522,298
                                       ============   ===========   ============   ============

                                                         Gross         Gross        Estimated
                                        Amortized     Unrealized     Unrealized        Fair
         2002                              Cost          Gains        (Losses)        Value
                                       ------------   -----------   ------------   ------------
U. S. government agencies
   and corporations                    $  9,100,582   $     4,389       ($22,775)  $  9,082,196
Mortgage-backed
   securities                               748,061         4,457         (3,781)       748,737
Other securities                            766,904             -              -        766,904
                                       ------------   -----------   ------------   ------------

                                       $ 10,615,547   $     8,846       ($26,556)  $ 10,597,837
                                       ============   ===========   ============   ============

     Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Corporation (GNMA). Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank.

     The amortized cost and estimated fair value of securities at year end 2002 and 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SECURITIES - CONTINUED

     maturities because issuers may have the right to call or prepay obligations. Mortgage- backed securities and other securities are shown separately since they are not due at a single maturity date.

                                           2002                           2001
                               ---------------------------     ---------------------------
                                                Estimated                       Estimated
                                Amortized         Fair          Amortized         Fair
                                  Cost            Value           Cost            Value
                               -----------     -----------     -----------     -----------
Due within one year            $   715,290     $   724,563     $   198,797     $   198,796
Due after one year
  through five years             2,010,660       2,036,406       8,398,754       8,375,980
Due after five years
  through ten years                502,619         553,750         503,031         507,420
Mortgage-backed securities         433,772         437,475         748,061         748,737
Other securities                   770,104         770,104         766,904         766,904
                               -----------     -----------     -----------     -----------

Total Securities               $ 4,432,445     $ 4,522,298     $10,615,547     $10,597,837
                               ===========     ===========     ===========     ===========

     At year end 2002 and 2001, there were no holdings of securities of any one issuer, other than the U. S. government and its agencies, in an amount greater than 10% of shareholders' equity.

     At year end 2002 and 2001, securities with a carrying amount of $3,630,647 and $9,320,000, respectively, were pledged as collateral for public deposits, as required or permitted by law.

NOTE 3. LOANS

     At December 31, loans were as follows:

                                             2002             2001
                                         ------------      ------------
Real estate loans                        $ 42,521,100      $ 38,296,528
Insurance premium financing                10,221,479         4,588,151
Commercial loans                           13,219,136        13,311,170
Consumer loans                              6,514,280         6,202,544
Accounts receivable factoring                 309,044                 -
                                         ------------      ------------

   Total gross loans                       72,785,039        62,398,393

Unearned interest                            (278,213)         (135,216)
Allowance for credit losses on loans       (1,461,487)       (1,266,463)
                                         ------------      ------------

   Loans, net                            $ 71,045,339      $ 60,996,714
                                         ============      ============

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS - CONTINUED

     At December 31, 2002 and 2001, there were loans totaling $204,000 and $367,000, respectively, outstanding to directors, executive officers or principal shareholders of the Company, including their immediate families or companies in which they are principal owners.

     Loans with fixed rates were approximately $26,605,000 and $27,823,000 at December 31, 2002 and 2001, respectively.

     Activity in the allowance for credit losses on loans for 2002 and 2001 was as follows:

                                                       2002             2001
                                                    -----------      -----------
   Balance at beginning of year                     $ 1,266,463      $ 1,263,961
      Provision for credit losses on loans            1,885,000                -
      Loans charged off                              (2,201,165)        (447,417)
      Recoveries                                        511,189          449,919
                                                    -----------      -----------

   Balance at end of year                           $ 1,461,487      $ 1,266,463
                                                    ===========      ===========

Impaired loans were as follows:

   Year end loans with allowance allocated          $ 7,597,872      $ 1,495,244
   Year end loans with no allowance allocated            60,183        1,217,478
                                                    -----------      -----------

      Impaired loans                                $ 7,658,055      $ 2,712,722
                                                    ===========      ===========

      Amount of the allowance allocated             $   955,740      $   263,020
                                                    ===========      ===========

   Average impaired loans during the year           $ 6,328,609      $ 2,901,600
                                                    ===========      ===========

   Interest income recognized
      during impairment - all cash basis            $    93,128      $   186,165
                                                    ===========      ===========

   Loans past due over 90 days still on accrual     $ 1,206,742      $         -
   Non-accrual loans                                  2,817,722          732,131
                                                    -----------      -----------

      Total non-performing loans                    $ 4,024,464      $   732,131
                                                    ===========      ===========

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PREMISES AND EQUIPMENT

     Premises and equipment at December 31, are summarized as follows:

                                                  Estimated
                                                 Useful Lives         2002             2001
                                                 ------------     ------------     ------------
Buildings                                        5 - 40 years     $  3,732,550     $  3,720,387
Furniture, fixtures and computers                3 - 10 years        3,836,399        3,682,180
Automobiles                                      3 -  5 years          121,314           51,317
Leasehold improvements                           3 -  5 years           32,469           31,232
                                                                  ------------     ------------

Total cost                                                        $  7,722,732     $  7,485,116

Less accumulated depreciation                                       (3,811,072)      (3,320,989)
Land                                                                 1,146,039        1,146,039
                                                                  ------------     ------------

   Premises and equipment, net                                    $  5,057,699     $  5,310,166
                                                                  ============     ============

     Rent expense totaled $72,000 and $99,000 for 2002 and 2001, respectively. Rent commitments under noncancelable operating leases were as follows at December 31, 2002, before considering renewal options that generally are present.

Year                                Amount
----                              -----------
2003                              $    28,560
2004                                   28,560
2005                                   28,560
2006                                    9,520
                                  -----------

                                  $    95,200
                                  ===========

NOTE 5. DEPOSITS

     At December 31, 2002, the scheduled maturities of time deposits were as follows:

   Year                             Amount
----------                        -----------
2003                              $29,339,531
2004                                3,770,328
2005                                3,379,277
2006                                  454,151
2007                                8,746,633
Thereafter                             85,873

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

If Redeemed During      Percentage of      If Redeemed During      Percentage of
 12 Months Ended          Principal         12 Months Ended          Principal
     March 31,             Amount               March 31,             Amount
------------------      -------------      ------------------      -------------
         2003               105%                    2006               102%
         2004               104%                    2007               101%
         2005               103%                    2008               100%

     In October and November 2001, certain current and former members of the Company's Board of Directors and one employee loaned the Company $297,746 to enable the Company to meet its cash obligations. $37,746 of the promissory notes evidencing the loans advanced in 2001 matured December 31, 2001 and was due to a Company in which a former director held an interest. This note was settled in January 2002 with payment of $25,000. During 2002, an additional $195,000 was loaned to the Company. $95,000 and $320,000 of the promissory notes were converted into common stock during the years ending December 31, 2002 and 2001, respectively. A total of 438,392 and 888,885 shares of common stock were issued upon conversion off the above notes payable in 2002 and 2001, respectively.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE

     In February 2002, the Company notified the holders of its convertible subordinated debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of December 31, 2002 an agreement had not been reached as to any restructuring of the convertible subordinated debt.

NOTE 7.   STOCK OPTIONS

     A summary of the Company's stock option plans is as follows:

         1995 INCENTIVE STOCK OPTION PLAN: Under the provisions of the plan 100,000 shares were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become exercisable based on a vesting schedule determined by the Compensation Committee of the Board of Directors on the date of grant. As of December 31, 2002, there were no options outstanding and 77,158 options available for grant under the plan. All options must be granted within 10 years of the plan adoption date.

         1996 STOCK OPTION PLAN FOR DIRECTORS: Under the provisions of the plan 100,000 shares were allocated for non-qualified stock options to be granted to directors. The plan is a formula plan pursuant to which annual options are automatically granted to directors of the Company, who are not employees of the Company or the Bank, at fair market value. On the first calendar business day of each year, each non-employee director is automatically granted 10-year options to purchase 2,000 shares of Common Stock of the Company at the market price on the grant date. The options fully vest and become exercisable after the first anniversary of the grant date. As of December 31, 2002, there were 6,000 options outstanding, all of which were exercisable, and 88,000 options available for grant under the plan.

         1997 NON-QUALIFIED STOCK OPTION PLAN FOR OFFICERS AND KEY EMPLOYEES:
         Under the provisions of the plan 500,000 shares were allocated for non-qualified stock options to be granted to officers and/or key employees. On January 2, 1997, grantees were awarded 10-year options to acquire 500,000 shares at the market price on that date. No additional options may be granted under the plan. The options fully vest and become exercisable in five equal installments commencing on December 31, 1997, and annually thereafter. As of December 31, 2002, there were 475,000 options outstanding of which all were exercisable.

         1997 NON-QUALIFIED STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS: Under the provisions of the plan 150,000 shares were allocated for non-qualified stock options to be granted to directors. In 1997, grantees were awarded 10-year options to acquire 150,000 shares at the market price on the date the options were granted. The options vest and become exercisable based on a vesting schedule as determined by the Stock Option Committee of the Board of Directors on the date of grant. As of December 31, 2002, there were 140,000 options outstanding, all of which were exercisable, and no options were available for grant under the plan.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   STOCK OPTIONS - CONTINUED

         2001 NON-QUALIFIED STOCK OPTION PLAN FOR ADVISORY DIRECTORS: Under the provisions of the Plan 100,000 shares were allocated for non-qualified stock options to be granted to advisory directors. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become fully exercisable based on a vesting schedule as determined by the Stock Option Committee of the Board of Directors on the date of grant. As of December 31, 2002, there were 131,000 options outstanding, all of which were exercisable, and there were no options available for grant under the plan.

         2002 AMENDED AND RESTATED 1998 INCENTIVE STOCK OPTION PLAN: Under the provisions of the plan, 500,000 shares were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become exercisable based on a vesting schedule as determined by the Stock Option Committee of the Board of Directors on the date of grant. As of December 31, 2002, there were 168,834 options outstanding, all of which were exercisable, and 321,166 were options available for grant under the plan. All options must be granted within 10 years of the plan adoption date.

     The following is a summary of activity in the Company's stock option plans:

                                         2002                          2001
                               ------------------------      ------------------------
                                Number of      Weighted      Number of       Weighted
                                 Shares        Average         Shares        Average
                               Underlying      Exercise      Underlying      Exercise
                                 Options        Prices        Options         Prices
                               ----------      --------      ----------      --------
Outstanding at

   beginning of the year        1,100,369      $   2.78         939,333      $   3.24
Granted                            28,000          0.50         315,369          0.50
Exercised                               -             -               -          0.00
Expired or forfeited             (207,535)         1.36        (154,333)         1.26
                               ----------                    ----------

Outstanding at end of year        920,834          3.03       1,100,369          2.78
                               ==========                    ==========

Exercisable at end of year        920,834          3.03         823,333          3.51

Available for grant
   at end of year                 486,324                       278,789

     The weighted average remaining contractual life of options outstanding at December 31, 2002 and 2001 was 5.05 years and 6.52 years, respectively.

                           SURETY CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. STOCK OPTIONS - CONTINUED

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                   Options Outstanding                    Options Exercisable
                      -------------------------------------------      -------------------------
                                        Weighted
                                        Average          Weighted                       Weighted
                                        Remaining        Average                        Average
    Range of             Number        Contractual       Exercise        Number         Exercise
Exercise Prices       Outstanding         Life            Price        Exercisable       Price
---------------       -----------      -----------       --------      -----------      --------
$0.00 to  $1.99           301,834          7.10          $   0.53          301,834      $   0.53
 4.00 to   5.99           615,000          4.04              4.23          615,000          4.23
 6.00 to   6.94             4,000          5.51              6.94            4,000          6.94
                      -----------                                      -----------

$0.50 to  $6.94           920,834          5.05              3.03          920,834          3.03
                      ===========                                      ===========

     The weighted-average value per share of options granted during 2002 and 2001 was $0.28 and $0.27, respectively. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0% for both years; expected volatility of 207.61% for 2002 and 101.77% for 2001; risk-free interest rate of 4.46% for 2002 and 4.38% for 2001; and an expected life of 5 years and 4 to 8 years for 2002 and 2001, respectively.

NOTE 8. EMPLOYEE BENEFIT PLANS

     The Company offers a 401(k) profit sharing plan for the benefit of all full-time employees, age 21 or older. Participants may contribute up to 22.5% of their gross compensation, subject to statutory limits. The Company matches those contributions at a percentage to be determined by management. The Company may also provide an additional discretionary percentage. Employee contributions are vested at all times and the Company's contributions vest at the end of three years of service. The contribution expense included in salaries and employee benefits was $28,000 and $14,000 for 2002 and 2001, respectively.

     The Company provided certain post-retirement benefits to a former Chairman and officer. Under the agreement, the Company was required to provide the former Chairman payments, payable in annual, monthly or bi-monthly installments, totaling $53,825 per year. Additionally, the Company was to provide or reimburse the former Chairman for the cost of health, accident and medical insurance coverage that is equivalent to the coverage provided to those persons serving from time to time as the senior executive officers of the Company. The Company's obligation under the agreement was originally to terminate at the earlier of death or when the former Chairman reaches 85 years of age. All amounts payable under the agreement were accelerated and became due immediately upon a change in control (as defined in the agreement). Under the agreement, the Company could terminate the agreement for cause (as defined in the agreement) or upon disability of the former Chairman. During 2002, the Company and the former Chairman agreed to terminate the contract. A payment of $187,500 was made to the former Chairman and the difference of

                   SURETY CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   EMPLOYEE BENEFIT PLANS - CONTINUED

     approximately $133,000 between the payment and the accrual recorded is included in other income in the accompanying financial statements. As of December 31, 2001, approximately $320,000 was accrued for the benefit obligation which represents the estimated discounted present value of the Company's future payment obligation at that date.

NOTE 9.   FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
          AND CONCENTRATION OF CREDIT RISK

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

     The total amounts of financial instruments with off-balance-sheet risk at December 31, 2002 and 2001 were unfunded loan commitments of $4,341,000 and $4,897,000 and letters of credit of $234,000 and $450,000, respectively.

     Federal funds sold total $15,375,333 and $10,015,000 at December 31, 2002 and 2001, respectively. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed FDIC insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

     The Company has geographic concentrations of credit in its principal trade areas of Bexar, Comal, Grayson and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance premium finance loans, secured by the residual value of unearned insurance premiums, comprise $10,221,479 or 14% and $4,715,000 or 7.6% of gross loans at December 31, 2002 and 2001.

NOTE 10.  OTHER NON-INTEREST EXPENSE AND IMPAIRMENT OF LONG-LIVED ASSETS

     Other non-interest expense consisted of the following:

                                                               2002                  2001
                                                            -----------          ------------

Advertising                                                 $    67,301          $     58,904
Amortization of intangibles
     and debt issuance costs                                     41,591               303,931
Directors fees                                                   19,851               123,606

                   SURETY CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.   OTHER NON-INTEREST EXPENSE AND
           IMPAIRMENT OF LONG-LIVED ASSETS - CONTINUED

                                                                2002                 2001
                                                            -----------          ------------
Impairment of other real estate                                  37,000               204,000
Insurance                                                       153,023               131,954
Office supplies                                                  91,257                84,271
Operational losses                                               65,271                29,697
Other                                                           607,338               520,560
Postage                                                         130,705               156,433
Professional services                                           501,500               493,695
Telephone                                                       138,852               156,433
                                                            -----------          ------------
Total other non-interest expense                            $ 1,853,689          $  2,263,484
                                                            ===========          ============

     Professional services expense in 2001 includes $13,000 of legal fees to a firm in which a former director of the Company holds an interest. In addition, legal fees of approximately $182,000 and $127,000 were paid to a firm in which a director of the Company holds an interest. Subsequent to December 31, 2002 this director resigned from the Board.

     Fees of approximately $23,000 were paid to a director who resigned from the board during 2002 for professional services related to the Company's regulatory filings.

NOTE 11.   FEDERAL INCOME TAXES

     Year end deferred tax assets and liabilities consist of the following:

                                                                          2002               2001
                                                                       -----------        -----------
Deferred tax liabilities
     Depreciation and amortization                                     ($1,055,021)       ($1,034,649)
     Deferred loan costs                                                   (13,113)           (22,532)
     Allowance for credit losses                                          (206,685)           (15,695)
     Net unrealized gain on securities
         available for sale                                                (30,550)                 -
     Other                                                             ($    7,813)       ($    6,725)
                                                                       -----------        -----------

         Gross deferred tax liability                                   (1,313,182)        (1,079,601)

Deferred tax assets
     Alternative minimum tax loss carryforward                             239,997            239,997
     Deferred compensation                                                       -            108,867
     Net operating loss carryforwards                                    4,362,730          2,496,629
     Net unrealized loss on
         securities available for sale                                           -              6,022
     Other real estate losses                                              118,977            106,397
     Other                                                                  27,639             24,710
                                                                       -----------        -----------

         Gross deferred tax asset                                        4,749,343          2,982,622
                                                                       -----------        -----------

                   SURETY CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.   FEDERAL INCOME TAXES - CONTINUED

 Year end deferred tax assets and liabilities consist of the following:

                                                                     2002                2001
                                                                  -----------        -----------
         Net deferred tax asset                                     3,436,161          1,903,021

Less valuation allowance
     for net deferred tax asset                                    (3,436,161)        (1,896,999)
                                                                  -----------        -----------
         Total net deferred tax asset                             $       -          $     6,022
                                                                  ===========        ===========

     The realization of the net deferred tax asset is contingent upon the Company generating sufficient future taxable income during the carryforward period. Management has provided a 100% valuation allowance for its net deferred tax asset due to the uncertainty of realization during the carryforward period. The change in the valuation allowance was $1,539,162 and $451,942 for the years ended December 31, 2002 and 2001, respectively.

     The provision for federal income taxes consists of the following:

                                                                      2002              2001
                                                                  -----------        -----------
Current                                                           $        -         $         -
Deferred
     Federal                                                       (1,539,162)          (451,942)
     Valuation allowance                                            1,539,162            451,942
                                                                  -----------        -----------
Provision (benefit) for federal income tax
     expense charged to results of operations                               -                  -
Tax effect of change in unrealized
     gain on securities available for sale                              6,022             92,449
                                                                  -----------        -----------
Comprehensive provision
     for federal income taxes                                     $     6,022        $    92,449
                                                                  ===========        ===========

     The effective tax rate on net loss before income taxes differs from the U.
     S. statutory tax rate as follows:

                                                                     2002               2001
                                                                    ------             ------
U. S. statutory rate                                                 34.0 %              34.0%
Valuation allowance                                                 (34.0)%             (28.4)
Goodwill                                                                -                (5.6)
                                                                    ------             ------
  Effective tax rate                                                   0.0%               0.0%
                                                                    ======             ======

                   SURETY CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.   FEDERAL INCOME TAXES - CONTINUED

     As of year end 2002 for income tax reporting purposes, the Company has a current net pretax operating loss carryforward of approximately $12,832,000 which ultimately expires in 2022. The Company has an additional loss carryforward of approximately $104,000 for income tax reporting purposes, which expires, if not used, in 2003. The utilization of this additional net operating loss carryforward is limited by Section 382 of the Internal Revenue Code to approximately $15,000 annually until its expiration.

     The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Accordingly, the Company's ability to utilize net operating loss carryforwards may be limited as a result of such an "ownership change" as defined in the Internal Revenue Code.

     The Company also has an alternative minimum tax credit carryover of approximately $240,000 which can be used to offset regular tax in future periods.

NOTE 12.   COMMITMENTS AND CONTINGENCIES

     FEDERAL HOME LOAN BANK ADVANCES: As a member of the Federal Home Loan Bank
     (FHLB) system, the Bank has the ability to obtain borrowings up to a maximum total of 50% of its total assets subject to the level of qualified, pledgable 1-4 family residential real estate loans and FHLB stock owned. As discussed in a separate note, under a formal agreement with the OCC, the Bank is prohibited from incurring additional debt without prior approval. The advances are collateralized by a blanket pledge of the Bank's residential mortgage loan portfolio and FHLB stock. No FHLB advances were outstanding as of December 31, 2002 or 2001.

     LITIGATION: The Company is a party to various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's financial condition or results of operations.

NOTE 13.   REGULATORY MATTERS

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

                   SURETY CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.   REGULATORY MATTERS - CONTINUED

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

                                                                                        Minimum
                                                                                      Requirements
                                                                                       To Be Well
                                                        Requirements                  Capitalized
                                        Actual          Under Formal       For        Under Prompt
                                       Year-end         Agreement at     Capital       Corrective
                                    Capital Ratios      December 31,     Adequacy        Action
                                    2002      2001         2002          Purposes     Regulations
                                    -----     -----     ------------     --------     ------------
Leverage Ratio
  Tier I capital to
    average assets
      Consolidated                   1.99%    4.98%                       4.00%          5.00%
      Bank                           6.36%    9.31%         7.00%         4.00%          5.00%
Risk-Based Capital Ratios
  Tier I capital to risk-
    weighted assets
      Consolidated                   2.65%    6.92%                       4.00%          6.00%
      Bank                           8.80%   13.60%         6.00%         4.00%          6.00%
  Total capital to risk-
    weighted assets
      Consolidated                   5.24%   11.64%                       8.00%         10.00%
      Bank                          10.06%   14.86%        14.00%         8.00%         10.00%

                   SURETY CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.   REGULATORY MATTERS - CONTINUED

     Year end Consolidated and Bank Only actual capital amounts were as follows:

                                         Consolidated                       Bank Only
                                 -----------------------------     ----------------------------
                                      2002            2001             2002            2001
                                 -------------    ------------     ------------    ------------
Tier I capital                   $   2,010,000    $  4,580,000     $  6,650,000    $  8,965,000
Tier II capital                      1,959,000       3,123,000          951,000         827,000
                                 -------------    ------------     ------------    ------------

Total capital                    $   3,969,000    $  7,703,000     $  7,601,000    $  9,794,000
                                 =============    ============     ============    ============

Risk-weighted assets             $  75,799,000    $ 66,191,000     $ 75,579,000    $ 65,906,000
                                 =============    ============     ============    ============

Adjusted average assets          $ 100,752,000    $ 91,929,000     $104,549,000    $ 96,244,000
                                 =============    ============     ============    ============

     As of year end 2002 and 2001, the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. The Holding Company met the level of capital required for capital adequacy purposes at December 31, 2001, however all were under that level at December 31, 2002. Management is not aware of any conditions subsequent to December 31, 2002 that would change the Company's or the Bank's capital category.

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

     The Holding Company does not have material working capital needs separate from those of the Bank, other than the payment of interest on its convertible subordinated debt and the repayment of the notes payable (Note
     6). The Bank is currently precluded from declaring and paying any dividends to the Holding Company under the Formal Agreement. The provisions of the subordinated debt do not allow holders to force an interest payment. On November 9, 1999, the OCC approved a $262,000 reduction of the Bank's surplus, the proceeds of which were upstreamed to the Holding Company which, together with a $60,000 capital contribution by certain officers and directors of the Holding Company and a $139,000 federal income tax payment by the Bank to the Holding Company, was sufficient to enable the Holding Company to meet its September 30, 1999 interest obligations under

                   SURETY CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.   REGULATORY MATTERS - CONTINUED

     the Notes and to pay certain other operating expenses. Additionally, on March 28, 2000, the OCC approved another reduction in the Bank's surplus in the amount of $500,000 that enabled the Holding Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. Certain current and former members of the Company's Board of Directors and one employee made loans to the Company to enable it to meet its cash needs (Note 6).

     As a result of its most recent examination, the OCC and the Board of Directors have entered into a new Formal Agreement that replaces the existing Formal Agreement dated November 19, 1998. See Note 18 - Subsequent Events.

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

NOTE 14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                   SURETY CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.   FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

          OFF-BALANCE SHEET INSTRUMENTS: The fair values of these items are not material and are, therefore, not included on the following schedule.

     The estimated year end fair values of financial instruments were as follows:

                                                  2002                           2001
                                       --------------------------    ----------------------------
                                        Carrying       Estimated       Carrying       Estimated
                                          Value       Fair Value        Value         Fair Value
                                       -----------    -----------    ------------    ------------
Financial assets
    Cash and cash equivalents           18,411,402     18,411,000    $ 14,402,913    $ 14,403,000
    Interest-bearing time deposits          28,330         28,000          27,771          28,000
    Securities available for sale        4,522,298      4,522,000      10,597,837      10,598,000
    Loans, net                          71,045,339     73,425,000      60,996,714      65,606,000
    Accrued interest receivable            334,990        335,000         439,190         439,000
    Cash surrender value
         of life insurance                       -              -          87,886          90,000

Financial liabilities
    Noninterest-bearing deposits       (17,162,910)   (17,162,910)    (15,936,327)    (15,936,000)
    Interest-bearing deposit           (76,862,786)   (77,291,473)    (67,218,188)    (67,902,000)
    Long-term debt                      (4,350,000)    (4,567,500)     (4,482,746)     (4,787,246)
    Accrued interest payable              (643,296)      (643,000)       (222,905)       (223,000)

NOTE 15.   BUSINESS SEGMENTS

     The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on net interest income and profit or loss from operations.

                                                         Insurance
                                        Community         Premium
                                         Banking         Financing         Total
                                       ------------     -----------     ------------
2002

    Net interest income                $  2,834,401     $ 1,042,016     $  3,876,417
    Provision for credit losses          (1,922,538)         37,538       (1,885,000)
    Noninterest income                    1,011,217         220,203        1,231,420
    Noninterest expense                   5,334,782         638,400        5,973,182
    Net income (loss)                    (3,411,702)        661,357       (2,750,345)
    Loans, gross                         62,563,560      10,221,479       72,785,039
    Total assets                         94,697,845       9,351,218      104,049,063

2001
    Net interest income                $  3,144,893     $   625,862     $  3,770,755
    Provision for credit losses                   -               -                -
    Noninterest income                      708,013         150,217          858,230
    Noninterest expense                   5,454,572         728,750        6,183,322
    Net income (loss)                    (1,601,666)         47,329       (1,554,337)
    Loans, gross                         57,812,014       4,586,379       62,398,393
    Total assets                         91,389,908       4,170,523       95,560,431

                   SURETY CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.   PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

     The following are condensed parent company financial statements:

                            Condensed Balance Sheets
                           December 31, 2002 and 2001

                                                                2002                  2001
                                                           --------------         -------------
Assets
     Cash and cash equivalents                             $        6,647         $      29,249
     Investment in subsidiary                                   9,276,573            11,489,790
     Other assets                                                 241,740               280,066
                                                           --------------         -------------
         Total assets                                      $    9,524,960         $  11,799,105
                                                           ==============         =============

Liabilities
     Convertible subordinated debt                         $    4,350,000         $   4,350,000
     Notes payable                                                      -               132,746
     Accrued interest payable                                     489,375                97,875
     Other liabilities                                             58,339               243,792
                                                           --------------         -------------
                                                           $    4,897,714             4,824,413
Shareholder's equity
     Common stock                                                 100,061                80,747
     Additional paid-in capital                                18,085,534            17,803,491
     Accumulated deficit                                      (13,272,759)          (10,522,414)
     Treasury stock                                              (375,443)             (375,443)
     Accumulated other comprehensive loss                          89,853               (11,689)
                                                           --------------         -------------
         Total shareholders' equity                             4,627,246             6,974,692
                                                           --------------         -------------
         Total liabilities and shareholders' equity        $    9,524,960         $  11,799,105
                                                           ==============         =============

                    Condensed Statements of Operations and Comprehensive Loss
                             Years Ended December 31, 2002 and 2001

                                                                2002                  2001
                                                           --------------         -------------
Operating income                                           $       97,939         $           -

Operating expenses
     Interest expense                                             391,500               391,500
     Other expenses                                               142,025               277,745
                                                           --------------         -------------
         Total operating expenses                                 533,525               669,245

                   SURETY CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.   PARENT COMPANY CONDENSED FINANCIAL STATEMENTS - CONTINUED

            Condensed Statements of Operations and Comprehensive Loss
                     Years Ended December 31, 2002 and 2001
                                   (continued)

                                                                2002                  2001
                                                           --------------         -------------
     Loss before income taxes and equity in
         undistributed net income (equity in
         net loss) of subsidiary                                 (435,586)             (669,245)

Income tax expense (benefit)                                            -                     -
                                                           --------------         -------------
     Loss before equity in net loss and
         distributions in excess of net
         loss of subsidiary                                      (435,586)             (669,245)

Equity in net loss                                             (2,314,759)             (885,092)
                                                           --------------         -------------
     Net loss                                                  (2,750,345)           (1,554,337)

Other comprehensive income - net change
     in unrealized holding gain on securities
     available for sale, net of tax                               101,542               179,460
                                                           --------------         -------------
     Comprehensive loss                                    ($   2,648,803)        ($  1,374,877)
                                                           ==============         =============

                               Condensed Statements of Cash Flows
                             Years Ended December 31, 2002 and 2001

                                                                2002                  2001
                                                           -----------            -----------
Cash flows from operating activities
  Net loss                                                 ($2,750,345)           ($1,554,337)

     Adjustments to reconcile net loss
       to net cash from operating activities

       Amortization of debt issuance costs
       Equity in net loss (equity in                            41,590                 41,590
         undistributed earnings) of subsidiary               2,314,759                885,092
       Net change in other assets
         and other liabilities                                 336,394                133,043
                                                           -----------            -----------

         Net cash used in operating activities                 (57,602)              (494,612)

Cash flows from investing activities                                 -                      -
                                                           -----------            -----------

         Net cash used in investing activities                       -                      -

                   SURETY CAPITAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.   PARENT COMPANY CONDENSED FINANCIAL STATEMENTS - CONTINUED

                       Condensed Statements of Cash Flows
                     Years Ended December 31, 2002 and 2001
                                   (continued)

                                                              2002                2001
                                                           -----------        ------------
Cash flows from financing activities
  Sale of common stock                                          60,000             351,900
  Proceeds from debt, net of issuance costs                          -             195,000
  Payment on debt                                              (25,000)            (40,000)
                                                           -----------        ------------
       Net cash provided by financing activities                35,000             506,900
                                                           -----------        ------------

       Net change in cash and cash equivalents                 (22,602)             12,288

Beginning cash and cash equivalents                             29,249              16,961
                                                           -----------        ------------

Ending cash and cash equivalents                           $     6,647        $     29,249
                                                           ===========        ============

NOTE 17.  SUBSEQUENT EVENTS

     Effective February 18, 2003, the Board of Directors and the OCC entered into a new Formal Agreement that replaced the original Formal Agreement dated November 18, 1998. Under provisions of the new Formal Agreement, the Board shall develop an action plan detailing the Board's assessment of how to improve the Bank including implementation and timetable. This plan should be developed within ninety days and submitted to the OCC. The new Formal Agreement also includes provisions for new appointments to the Board of Directors, management effectiveness, adoption of a three year strategic plan and preparation of a three year business plan. In addition, the new Formal Agreement requires that the Bank achieve ratios of Tier 1 capital to average assets of at least 8.0% and total capital to adjusted total assets of 12.0% by June 30, 2003. The Board is also to develop a three year capital program, develop a written program to improve the Bank's loan portfolio and implement an internal audit program.

     The new Formal Agreement sets forth time limits to achieve each of the required actions. The time requirements may be extended for good cause upon written application by the Board.

     If the Company fails to achieve substantial compliance with the new Formal Agreement within 90 days of the expiration of the time limits (including any duly granted extensions of time) the Board shall provide a written report setting out its plan to sell, merge or liquidate the Bank. The Board and management intend to comply with the provisions of the new Formal Agreement. However, compliance with the provisions of the new Formal Agreement cannot be assured.

                                INDEX TO EXHIBITS

---------------------------------------------------------------------------------------------------------------------
                                                                          Incorporated
   Exhibit                                                                 Herein by                           Filed
     No.                  Description                                     Reference To                       Herewith
---------------------------------------------------------------------------------------------------------------------
     3.01       Certificate of Incorporation, as        Filed with the Company's Form 10-K dated
                amended                                 December 31, 1993 and incorporated by
                                                        reference herein.
---------------------------------------------------------------------------------------------------------------------

     3.03       Restated Bylaws of the Company          Filed with the Company's Form 10-K dated
                                                        December 31, 1994 and incorporated by
                                                        reference herein.
---------------------------------------------------------------------------------------------------------------------

     4.01       Form of Common Stock certificate        Filed with the Company's Form 10-K dated
                (specimen)                              December 31, 1993 and incorporated by
                                                        reference herein.
---------------------------------------------------------------------------------------------------------------------

     4.02       Indenture dated as of March 31,         Filed with the Company's Form 10-Q for
                1998 the between the Company and        quarter ended March 31, 1998 and
                Harris Trust and Savings Bank,          incorporated by reference herein.
                Chicago, Illinois, as trustee
---------------------------------------------------------------------------------------------------------------------

     4.03       Form of Notes (included in              Filed with the Company's Form 10-Q for the
                Exhibit 4.02)                           quarter ended March 31, 1998 and incorporated by
                                                        reference herein.
---------------------------------------------------------------------------------------------------------------------

     4.04       Form of Note Purchase Agreements        Filed with the Company's Registration
                dated March 31, 1998                    Statement No. 333-57601 on Form S-3 and
                                                        incorporated by reference herein.
---------------------------------------------------------------------------------------------------------------------

    10.01       Surety Capital Corporation 1988         Filed with the Company's Form
                Incentive Stock Option Plan             10-K dated December 31, 1991 and
                                                        incorporated by reference herein.
---------------------------------------------------------------------------------------------------------------------
    10.02       Surety Capital Corporation 1995         Filed with the Company's Form 10-K dated
                Incentive Stock Option Plan             December 31, 1994 and incorporated by
                                                        reference herein.
---------------------------------------------------------------------------------------------------------------------
    10.03       Surety Capital Corporation Amended      Filed with the Company's Form 10-K dated
                and Restated Stock Option Plan for      December 31, 1996 and incorporated by
                Directors, and Form of Stock Option     reference herein.
                Agreement
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
    10.04       Surety Capital Corporation 1997         Filed with the Company's Form 10-K dated
                Non-Qualified Stock Option Plan for     December 31, 1997 and incorporated by
                Officers and Key Employees, and Form    reference herein.
                of Stock Option Agreement

---------------------------------------------------------------------------------------------------------------------
    10.05       Surety Capital Corporation 1997         Filed with the Company's Form 10-K dated
                Non-Qualified Stock Option Plan for     December 31, 1997 and incorporated by
                Non-Employee Directors, and Form of     reference herein.
                Stock Option Agreement
---------------------------------------------------------------------------------------------------------------------
    10.06       Surety Capital Corporation 2001
                Amended and Restated 1998 Incentive
                Stock Option Plan                                                                            X
---------------------------------------------------------------------------------------------------------------------
    10.07       Form of Redeemable Convertible          Filed with the Company's Form 10-K dated
                Promissory Note between Surety          December 31, 1999 and incorporated by
                Capital Corporation and C. Jack Bean,   reference herein.
                Charles M. Ireland, Margaret E.
                Holland, Aaron M. Siegel, Garrett
                Morris, Cullen W. Turner, William B.
                Byrd, Michael L. Milam and Lloyd W.
                Butts, and related Warrant, dated
                October 29, 1999
---------------------------------------------------------------------------------------------------------------------
     10.8       Form of Indemnification Agreement       Filed with the Company's Form 10-K dated
                between Surety Capital Corporation      December 31, 1999 and incorporated by
                and William B. Byrd, Lloyd W. Butts,    reference herein.
                Charles M. Ireland, Margaret E.
                Holland, Michael L. Milam, Garrett
                Morris, Cullen W. Turner and John D.
                Blackmon, dated January 18, 2000
---------------------------------------------------------------------------------------------------------------------
     10.9       Form of Indemnification Agreement       Filed with the Company's Form 10-K dated
                between Surety Bank, National           December 31, 1999 and incorporated by
                Association and William B. Byrd,        reference herein.
                Lloyd W. Butts, Charles M. Ireland,
                Margaret E. Holland, Michael L.
                Milam, Garrett Morris, Cullen W.
                Turner and John D. Blackmon, dated
                January 18, 2000
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
   10.10        2001 Non-Qualified Stock Option Plan
                for Advisory Directors
---------------------------------------------------------------------------------------------------------------------
    21.01       Subsidiaries of the Registrant
---------------------------------------------------------------------------------------------------------------------
    23.01       Consent of Weaver and Tidwell, L.L.P.                                                           X
---------------------------------------------------------------------------------------------------------------------
    99.01       Certification of Chief Executive
                Officer                                                                                         X
---------------------------------------------------------------------------------------------------------------------
    99.02       Certification of Chief Financial
                Officer                                                                                         X
---------------------------------------------------------------------------------------------------------------------