Form 10QSB
period 2003-03-31
SURETY CAPITAL CORP /DE/
filed 2003-05-15
CIK 784932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes [X]   No [ ]

Transitional Small Business Disclosure Format         Yes [ ]   No [X]

Common stock outstanding on May 14, 2003: 9,926,244 shares

                           SURETY CAPITAL CORPORATION

                                      INDEX

                                                                                                            Page No.
                                                                                                            --------
PART I  -  FINANCIAL INFORMATION

ITEM 1           Financial Statements (Unaudited)

                   Consolidated Balance Sheets                                                                  3

                   Consolidated Statements of Operations                                                        4

                   Consolidated Statements of Comprehensive Income                                              5

                   Condensed Consolidated Statements of Changes in Shareholders' Equity                         6

                   Condensed Consolidated Statements of Cash Flows                                              7

                   Notes to Consolidated Financial Statements                                                   8

ITEM 2           Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                               15

ITEM 3           Controls and Procedures                                                                       23

PART II  -  OTHER INFORMATION

ITEM 1           Legal Proceedings                                                                             23

ITEM 2           Changes in Securities and Use of Proceeds                                                     23

ITEM 3           Defaults Upon Senior Securities                                                               23

ITEM 4           Submission of Matters to a Vote of Security Holders                                           23

ITEM 5           Other Information                                                                             23

ITEM 6           Exhibits and Reports on Form 8-K                                                              23

                           SURETY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,             December 31,
                                                                                            2003                    2002
                                                                                        -------------          --------------
                                                                                         (Unaudited)
Assets:
              Cash and due from banks                                                   $   4,587,085          $   3,036,069
              Federal funds sold                                                           10,396,072             15,375,333
                                                                                        -------------          -------------
                Total cash and cash equivalents                                            14,983,157             18,411,402
              Interest-bearing time deposits in other financial institutions                   28,337                 28,330
              Securities available for sale, at fair value                                  4,479,157              4,522,298

              Loans, net                                                                   69,897,084             71,045,339
              Premises and equipment, net                                                   4,940,470              5,057,699
              Accrued interest receivable                                                     336,686                334,990
              Other real estate and repossessed assets                                      1,809,136              1,798,022
              Goodwill, net                                                                 2,536,679              2,536,679
              Other assets                                                                    366,306                314,304
                                                                                        -------------          -------------
                    Total assets                                                        $  99,377,012          $ 104,049,063
                                                                                        =============          =============

Liabilities:
              Noninterest-bearing demand deposits                                       $  17,630,926          $  17,162,910
              Savings, NOW and money market accounts                                       26,902,710             31,086,993
              Time deposits, $100,000 and over                                             14,370,550             16,290,328
              Other time deposits                                                          30,570,859             29,485,465
                                                                                        -------------          -------------
                Total deposits                                                             89,475,045             94,025,696
              Convertible subordinated debt                                                 4,350,000              4,350,000
              Accrued interest payable and other liabilities                                1,097,769              1,046,121
                                                                                        -------------          -------------

                    Total liabilities                                                      94,922,814             99,421,817
                                                                                        -------------          -------------

Shareholders' Equity:
              Preferred stock, $0.01 par value, 1,000,000 shares authorized,
                none issued                                                                        --                     --
              Common stock, $0.01 par value, 20,000,000 shares authorized,
                10,006,080 and 10,006,080 shares issued, respectively                         100,061                100,061

              Additional paid-in capital                                                   18,085,533             18,085,533
              Accumulated deficit                                                         (13,439,843)           (13,272,759)
              Treasury stock, 79,836 shares at cost                                          (375,443)              (375,443)
              Accumulated other comprehensive income (loss)                                    83,890                 89,854
                                                                                        -------------          -------------

                    Total shareholders' equity                                              4,454,198              4,627,246
                                                                                        -------------          -------------

                    Total liabilities and shareholders' equity                          $  99,377,012          $ 104,049,063
                                                                                        =============          =============

          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended
                                                      -----------------------------------------
                                                       March 31,                     March 31,
                                                         2003                          2002
                                                      -----------                   -----------
Interest income:
  Loans, including fees                               $ 1,438,697                   $ 1,285,905
  Securities, all taxable                                  41,649                       102,712
  Federal funds sold and interest bearing
  deposits                                                 31,891                        38,677
                                                      -----------                   -----------
      Total interest income                             1,512,237                     1,427,294

Interest expense:
  Deposits                                                462,513                       492,882
  Notes payable                                            97,875                        97,875
                                                      -----------                   -----------
      Total interest expense                              560,388                       590,757
                                                      -----------                   -----------
Net interest income                                       951,849                       836,537

Provision for credit losses                                    --                            --
                                                      -----------                   -----------

Net interest income after provision for
  credit losses                                           951,849                       836,537

Noninterest income:
  Service charges on deposit accounts                     162,576                       168,918
  Other fee income                                          6,456                         5,061
  Other income                                             62,191                        50,863
                                                      -----------                   -----------
      Total noninterest income                            231,223                       224,842

Noninterest expense:
  Salaries and employee benefits                          746,348                       784,992
  Occupancy and equipment                                 240,500                       260,639
  Other expenses                                          363,308                       444,369
                                                      -----------                   -----------
      Total noninterest expense                         1,350,156                     1,490,000
                                                      -----------                   -----------

Net loss before income taxes                             (167,084)                     (428,621)
Income tax (benefit)                                           --                            --
                                                      -----------                   -----------
Net income (loss)                                     $  (167,084)                  $  (428,621)
                                                      ===========                   ===========

Net income (loss) per share - Basic                   $     (0.02)                  $     (0.05)
                                                      ===========                   ===========
Net income (loss) per share - Diluted                 $     (0.02)                  $     (0.05)
                                                      ===========                   ===========

          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                 Three Months Ended
                                                            -----------------------------
                                                             March 31,          March 31,
                                                               2003               2002
                                                            ----------         ----------
Net income (loss)                                           $(167,084)         $(428,621)
Other comprehensive income (loss):
 Unrealized gain (loss) on available-for-sale
  securities arising during period                             (5,964)           (35,664)
 Tax effect                                                        --             12,127
                                                            ---------          ---------
Total other comprehensive income (loss)                        (5,964)           (23,537)
                                                            ---------          ---------

Comprehensive income (loss)                                 $(173,048)         $(452,158)
                                                            =========          =========

          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                              Three Months Ended
                                                        -----------------------------
                                                          March 31,        March 31,
                                                            2003             2002
                                                        ------------     ------------
Balance at beginning of period                          $ 4,627,246      $ 6,974,692
Issuance of Common Stock                                         --               --
Net income (loss)                                          (167,084)        (428,621)

Change in fair value of securities available
  for sale, net of tax                                       (5,964)         (23,537)
                                                        -----------      -----------
Balance at end of period                                $ 4,454,198      $ 6,522,534
                                                        ===========      ===========

          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                ------------------------------------
                                                                                  March 31,              March 31,
                                                                                    2003                   2002
                                                                                -------------          -------------
Net cash from operating activities                                              $    (37,468)          $   (358,464)

Cash flows from investing activities:
  Net change in loans                                                              1,137,141             (2,721,925)
  Securities available for sale:
     Purchases - Available for sale                                                        -             (2,350,000)
     Purchases - to be held to maturity                                                    -             (2,500,000)
     Maturities, calls, and repayments                                                30,379              4,423,273
  Premises and equipment expenditures                                                 (7,646)               (81,426)
                                                                                ------------           ------------
  Net cash from investing activities                                               1,159,874             (3,230,078)
                                                                                ------------           ------------
Cash flows from financing activities:
  Increase (decrease) in notes payable                                                     -                (37,746)
  Net change in deposits                                                          (4,550,651)             1,870,804
                                                                                ------------           ------------
      Net cash from financing activities                                          (4,550,651)             1,833,058
                                                                                ------------           ------------
Net change in cash and cash equivalents                                           (3,428,245)            (1,755,484)
Cash and cash equivalents at beginning of period                                  18,411,402             14,402,913
                                                                                ------------           ------------
Cash and cash equivalents at end of period                                      $ 14,983,157           $ 12,647,429
                                                                                ============           ============

Supplemental disclosures:
  Cash paid for interest                                                        $    478,622           $    540,238
  Cash paid (refunds received) for federal income taxes                                   --                     --

Significant non-cash transactions:
  Transfers of repossessed collateral to other real estate and
    repossessed assets                                                                11,114                 15,389
  Conversion of notes payable to common stock                                             --                 40,000

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

         These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended December 31, 2002, included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2002 (the "2002 Form 10-KSB"). Please refer to the accounting policies of the Company described in the notes to financial statements contained in the 2002 Form 10-KSB. The Company has consistently followed these policies in preparing this Form 10-QSB.

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

         The following table reflects charges calculated under SFAS No. 123 of $0 and $7,840 for the three months ending March 31, 2003 and 2002, respectively.

                                           2003                 2002
                                       ------------         ------------
Net income (loss)
     As reported                       ($  167,084)         ($  428,621)
     Pro forma                            (167,084)            (436,461)

Net income (loss) per share
     As reported
         Basic                               (0.02)               (0.05)
         Diluted                             (0.02)               (0.05)
     Pro forma
         Basic                               (0.02)               (0.05)
         Diluted                             (0.02)               (0.05)

         The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. Although the Company has incurred significant losses, is operating under a written formal agreement with the OCC and a memorandum of understanding with the Federal Reserve Board and is in default on the interest payments on the subordinated debt, management believes the company can return to profitability. The appropriateness of using the going concern basis is dependent upon the Company's ability to improve profitability through increasing marketing efforts, introducing new deposit products, emphasizing loan growth, reducing non-interest expense and selling certain branch operations. In addition, the Company must meet the requirements of the formal agreement and the memorandum of understanding. The uncertainty of these conditions raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

                                                                  Three Months Ended
                                                            -------------------------------
                                                             March 31,            March 31,
                                                               2003                 2002
                                                            -----------          ----------
Weighted-average shares outstanding-Basic                    10,006,080          8,074,688
Effect of stock options                                              --                 --
                                                            -----------          ---------

Weighted-average shares outstanding-Diluted                  10,006,080          8,074,688
                                                            ===========          =========

         The Company reported a net loss for the three-month periods ended March 31, 2003 and 2002. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.

3.       Securities

         Securities available for sale consisted of the following:

                                                       Gross          Gross        Estimated
                                     Amortized       Unrealized     Unrealized       Fair
                                       Cost            Gains        (Losses)         Value
                                    -----------     ----------      ----------    ----------
March 31, 2003:
    U.S. Treasury notes             $  200,646      $      577       $    --      $  201,223
    U.S. government agencies         3,020,569          81,458            --       3,102,027
    Mortgage-backed securities         402,948           1,855            --         404,803
    Other securities                   771,104              --            --         771,104
                                    ----------      ----------       -------      ----------

    Total                           $4,395,267      $   83,890       $    --      $4,479,157
                                    ==========      ==========       =======      ==========

December 31, 2002:
    U.S. government agencies        $3,228,569      $   86,150       $    --      $3,314,719
    Mortgage-backed securities         433,771           3,704            --         437,475
    Other securities                   770,104              --            --         770,104
                                    ----------      ----------       -------      ----------

    Total                           $4,432,444      $   89,854       $    --      $4,522,298
                                    ==========      ==========       =======      ==========

         There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 2002 or March 31, 2003.

         Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank ("FHLB").

         The amortized cost and estimated fair value of securities available for sale at March 31, 2003 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

                                                                 Estimated
                                                  Amortized        Fair
                                                    Cost           Value
                                                 ----------     ----------
Due within one year                              $  710,426     $  717,786
Due after one year through five years             2,008,314      2,027,500
Due after five years through ten years              502,475        557,964
Mortgage-backed securities                          402,948        404,803
Other securities                                    771,104        771,104
                                                 ----------     ----------

Total securities available for sale              $4,395,267     $4,479,157
                                                 ==========     ==========

         There were no sales of securities available for sale during the three-month periods ended March 31, 2003 or March 31, 2002.

4.       Loans

         Loans consisted of the following:

                                          March 31,        December 31,
                                            2003               2002
                                        -------------      -------------
Real estate loans                       $ 42,740,770       $ 42,521,100
Insurance premium financing                9,737,585         10,221,479
Commercial loans                          12,178,589         13,219,136
Consumer loans                             6,696,997          6,514,280
Accounts receivable factoring                460,617            309,044
                                        ------------       ------------

Total gross loans                         71,814,558         72,785,039

Unearned interest                           (339,929)          (278,213)
Allowance for credit losses               (1,577,545)        (1,461,487)
                                        ------------       ------------

Loans, net                              $ 69,897,084       $ 71,045,339
                                        ============       ============

         Activity in the allowance for credit losses on loans was as follows:

                                               Three Months Ended
                                         ------------------------------
                                           March 31          March 31,
                                             2003              2002
                                         ------------      ------------
Beginning balance                        $ 1,461,487       $ 1,266,463

Provision for credit losses                       --                --
Charge-off                                   (38,316)         (236,535)
Recoveries:                                  154,374            72,092
                                         -----------       -----------

Ending balance                           $ 1,577,545       $ 1,102,020
                                         ===========       ===========

         Impaired loans were as follows:

                                                          March 31,      December 31,
                                                            2003             2002
                                                         ----------      ------------
Impaired loans with allowance allocated                  $7,740,801       $7,597,872
Impaired loans with no allowance allocated                        -           60,183
                                                         ----------       ----------

  Total impaired loans                                   $7,740,801       $7,658,055
                                                         ==========       ==========
Amount of the allowance allocated                        $  988,654       $  955,740
                                                         ==========       ==========

         Nonperforming loans were as follows:

                                                         March 31,      December 31,
                                                           2003             2002
                                                        ----------      ------------
Loans past due over 90 days still on accrual            $  309,353       $1,206,742
Nonaccrual loans                                         2,793,622        2,817,722
                                                        ----------       ----------

Total nonperforming loans                               $3,102,975       $4,024,464
                                                        ==========       ==========

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

         The Company did not pay the interest due March 31, 2002, September 31, 2002, or March 31, 2003. In February 2002, the Company notified holders of its convertible debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of March 31, 2003, no agreement had been reached as to any restructuring of the convertible debt.

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

         In February 2002, the Company notified the holders of its convertible subordinated debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of March 31, 2003 an agreement had not been reached as to any restructuring of the convertible subordinated debt. In recent conversations between the Company and certain holders of notes, one holder has threatened to file an involuntary petition in bankruptcy against the Company. The Company understands that holder is seeking two other holders to join in the filing of an involuntary petition in bankruptcy against the Company.

         In the event the holder makes the threatened filing, the Company would evaluate whether legal recourse was available against the holder and, if appropriate, may initiate action against the holder.

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

         Financial instruments with off-balance sheet risk at March 31, 2003 and December 31, 2002 included unfunded loan commitments of $4,150,000 and $4,341,000 and letters of credit of $275,000 and $450,000, respectively.

         Federal funds sold totaled $10,396,072and $15,375,333 at March 31, 2003 and December 31, 2002, respectively. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

         The Company has geographic concentrations of credit in its principal market areas of Bexar, Comal, Grayson, and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance Premium Finance ("IPF") loans, secured by the residual value of unearned insurance premiums, comprised $9,737,585 or 13.6%, and $10,221,479, or 14.0%, of gross loans at March
         31, 2003 and December 31, 2002, respectively.

7.       Other Noninterest Expense

         Other noninterest expense consisted of the following:

                                                                 Three Months Ended
                                                           -------------------------------
                                                           March 31,             March 31,
                                                             2003                   2002
                                                           ---------             ---------
Professional services                                      $ 94,199              $ 93,510
Postage                                                      31,719                31,661
Telephone                                                    27,481                34,219
Office supplies                                              22,816                20,180
Amortization of intangibles and debt
   issuance costs                                            10,398                10,398
Insurance                                                    26,083                37,463
FDIC and OCC assessments                                     31,436                25,090
Other                                                       119,176               191,848
                                                           --------              --------
   Total other noninterest expense                         $363,308              $444,369
                                                           ==============================

NOTE 8.  BUSINESS SEGMENTS

         The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on interest income and profit or loss from operations.

                                                                             Insurance
                                                         Community            Premium
                                                          Banking            Financing               Total
                                                       -------------       -------------         ------------
Three month period ended March 31, 2003:
    Interest income                                    $   1,210,048       $     302,189         $   1,512,237
    Provision for credit losses                                   --                  --                    --
    Noninterest income                                       231,223                  --               231,223
    Noninterest expense                                    1,169,377             180,779             1,350,156
    Net income (loss)                                       (288,494)            121,410              (167,084)

Three month period ended March 31, 2002:
    Interest income                                    $   1,216,088       $     211,206         $   1,427,294
    Provision for credit losses                                    -                   -                     -
    Noninterest income                                       224,842                  --               224,842
    Noninterest expense                                    1,306,053             183,947             1,490,000
    Net income (loss)                                       (455,880)             27,259              (428,621)

At March 31, 2003:
    Loans, gross                                       $  62,076,973       $   9,737,585         $  71,814,558
    Total assets                                       $  90,181,182       $   9,195,830         $  99,377,012

At December 31, 2002
    Loans, gross                                       $  62,563,560       $  10,221,479         $  72,785,039
    Total assets                                       $  94,697,845       $   9,351,218         $ 104,049,063

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2003 compared to December 31, 2002, and the consolidated results of operations for the three-month period ended March 31, 2003 compared to the same period in 2002. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

         - The ability of the Company to manage the risks associated with the foregoing as well as its inability to meet its obligations under the subordinated convertible notes including interest payments that became due March 31, 2002 and subsequent periods which the Company has not made.

         - The ability of the Company to comply with the terms of the Formal Agreement with the OCC entered into on February 18, 2003 as more fully discussed below under "Regulatory Relations".

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

REGULATORY RELATIONS

FORMAL AGREEMENT WITH THE OCC. On November 19, 1998, the Board of Directors of the Bank entered into a formal written agreement (the "Formal Agreement") with the Office of the Comptroller of the Currency (the "OCC") pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank initially was unable to achieve the capital requirements set forth in the Formal Agreement and after receiving an extension from the OCC the Bank achieved the required levels of capital upon completion of the sale of the Midlothian and Waxahachie branches on June 30, 1999. It remained in compliance until 2002. At December 31, 2002 and March 31, 2003, the Bank was not in compliance with two of the capital ratio requirements. Tier I capital to average assets was 6.69% at March 31, 2003 and 6.36% at December 31, 2002 and total capital to risk-weighted assets was 10.02% at March 31, 2003 and 10.86% at December 31, 2002 versus the ratios required under the Formal Agreement of 7.00% and 14.00%, respectively.

On February 18, 2003, the Bank and the OCC entered into a new formal written agreement (the "New Formal Agreement") that replaced the prior agreements. The New Formal Agreement requires the Bank to develop, within ninety days of the agreement, an action plan detailing the Board of Directors' assessment of how to improve the Bank including implementation and timetable. The New Formal Agreement also includes provisions for new appointments to the Board of Directors, management effectiveness, adoption of a three-year strategic plan and preparation of a three-year business plan. The Bank has complied with these requirements. In addition, the New Formal Agreement requires that the Bank achieve ratios of Tier I capital to average assets of at least 8.0% and total capital to adjusted total assets of 12.0% by June 30, 2003. The Board of Directors is also required to develop a three-year capital program, develop a written program to improve the Bank's loan portfolio and implement an internal audit program. The New Formal Agreement sets forth time limits to achieve each of the required actions. The OCC may extend the time requirements for good cause upon written application from the Board of Directors. If the Bank fails to achieve substantial compliance with the New Formal Agreement within ninety (90) days of the expiration of the time limits (including any duly granted extensions of time), the Board of Directors must provide a written report setting out its plans to sell, merge, or liquidate the Bank. The Board of Directors and management intend to comply with the provisions of the New Formal Agreement. However, compliance with provisions of the Formal Agreement cannot be assured.

MEMORANDUM OF UNDERSTANDING. On October 28, 1999, the Board of Directors of the Company entered into a Memorandum of Understanding (the "MOU") with the Board of Governors of the Federal Reserve System (the "FRB"). Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC. The Company has complied with the requirements of the MOU. However, the Company has not yet met any of its interest payment obligations on the $4.350 million convertible subordinated debt since missing the payment that was due March 31, 2002. At March 31, 2003 and December 31, 2002, the Company did not meet the capital ratios established for capital adequacy purposes. Tier I capital to average assets was 1.83% and 1.99%, respectively, Tier I capital to risk-weighted assets was 2.39% and 2.65%, respectively, and total capital to risk-weighted assets was 4.82% and 5.24%, respectively, versus ratios established by the FRB for capital adequacy purposes of 4.00%, 4.00% and 8.00%, respectively. The FRB may take formal action including requiring that capital be increased or that the Company divest the Bank.

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

ANALYSIS OF FINANCIAL CONDITION

The Company's assets totaled $99.4 million at March 31, 2003, representing a $4.6 million or 4.5% decrease compared to $104.0 million at December 31, 2002. The decrease in assets was primarily the result of a $3.4 million decline in cash and cash equivalents and a $1.1 million decline in loans, net, that provided the liquidity for a $4.6 million or 4.8% decline in deposits.

Total securities declined $43,000 or 1.0% due to repayments on mortgage-backed securities and were $4.5 million at March 31, 2003. Net unrealized gains were $84,000 at March 31, 2003 compared to $90,000 at December 31, 2002.

Net loans decreased $1.1 million, or 1.6%, from $71.0 million at December 31, 2002 to $69.9 million at March 31, 2003. IPF loans decreased $484,000, or 4.7%, from December 31, 2002. Real estate loans increased $220,000 million, or 0.5%. Commercial loans decreased $1.0 million, or 7.9%, due primarily to normal repayments. Loans, net of unearned interest, as a percentage of total deposits were 79.9% at March 31, 2003 compared to 77.1% at December 31, 2002.

Other assets and accrued interest receivable increased $52,000 from December 31, 2002.

Total deposits were $89.5 million at March 31, 2003, a $4.6 million decrease, or 4.9%, from December 31, 2002. Noninterest-bearing demand deposits increased $468,000 to $17.6 million and represented 19.7% of total deposits at March 31, 2003 compared to $17.1 million, or 18.3% of total deposits, at December 31, 2002. Savings, NOW and money market accounts decreased $4.1 million or 13.4% due primarily to a $3.0 decrease in public funds deposits. Public funds deposits require the pledging of investment securities. The Company decided not to pursue certain public fund accounts due to minimum profitability of public funds deposits and in order to decrease total assets to comply with capital ratios established under the New Formal Agreement. Time deposits over $100,000 and other time deposits decreased $835,000 due to a $1.0 decrease in public funds time deposits over $100,000.

Time deposits made up 50.5% of the deposit portfolio at March 31, 2003 compared to 48.7% at December 31, 2002. Substantially all of the Company's time deposits mature in less than five years and are obtained from customers in the Company's trade market. The Company does not purchase brokered deposits. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

Convertible subordinated debt totaled $4.4 million at March 31, 2003 and December 31, 2002. Convertible subordinated notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually. The Company has not yet met any of its interest payment obligations on the $4.350 million convertible subordinated debt since missing the payment that was due March 31, 2002. In February 2002, the Company notified the holders of its convertible debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of March 31, 2003, no agreement had been reached as to any restructuring of the convertible debt. Management does not know if it will be successful in these negotiations. The amount of the principal and any accrued and unpaid interest on the notes is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding notes may declare the principal of the notes, together with any accrued and unpaid interest, to be immediately due and payable. The notes do not otherwise provide for any right of acceleration of the payment of principal thereof.

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

In January 2003, the Company closed its branch office in Schertz, Texas. Approximately $2.0 million of loans and $6.5 million of deposits serviced by the branch were transferred to other branches in the area. The effects of the branch closing did not have a material effect on first quarter results of operations.

The Company experienced a $167,000 net loss for the three months ended March 31, 2003 ($0.02 per share) compared to a $429,000 ($0.05 per share) net loss for the same period in 2002. The Company did not reflect any tax benefit with the losses because the Company cannot be certain that it will receive a future income tax benefit. The loss is due primarily to the inability to generate sufficient levels of net interest income and fee income sufficient to offset normal operating expenses. The improvement in reducing the level of losses between periods is due primarily to a shift in the composition of interest earning assets between the periods and a reduction in operating expenses. At March 31, 2003 total other real estate owned and repossessed assets was $1.8 million and loans on non-accrual status were $2.8 million. These non-performing assets represented $4.6 million or 4.6% of total assets. Resolution of these problem assets would have a positive effect for the Company's operations.

NET INTEREST INCOME. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

For the first quarter 2003, net interest income increased $115,000 or 14%, compared to the same period last year. The Company's net interest margin was 4.34% for the first quarter of 2003 compared to 4.03% during the same period last year. The increase is due primarily to an $85,000 increase in interest income and a $31,000 decrease in interest expense. The average yield on earning assets increased 2 basis points to 6.9% while the average rate paid on interest bearing liabilities declined 40 basis points to 2.54% resulting in a 31 basis point increase in net interest margins to 4.34%.

Interest income increased $85,000 compared to the first quarter in 2002. This is primarily due to a $4.6 million growth in average interest earning assets, a shift in the earning asset mix from investment securities to loans, and an income reversal in 2002 on a non-accrual loan. Average loan balances were $7.5 million higher during the first quarter of 2003 compared to 2002 while the average balance of investment securities declined $5.3 million. Interest and fees on loans increased $152,000 due to the $7.3 million increase in average loans, primarily real estate loans and IPF loans. Real estate loans were $42.7 million at March 31, 2003 compared to $39.5 million at March 31, 2002, and IPF loans were $9.7 million at March 31, 2003 compared to $6.7 million at March 31, 2002. During the first quarter of 2002, the Company placed a $1 million loan on non-accrual and reversed $53,000 of interest income, nearly half of which was accrued to income during 2001. The average yield on total loans was 8.13% during the three months ended March 31, 2003 versus 8.24% during the first quarter of 2002. The average prime rate decreased from 4.75% during the first quarter of 2002 to 4.25% during the first quarter of 2003. This 50 basis point decline in national rates was partly offset by the growth in IPF loans, which typically carry a higher interest rate.

The weighted-average yield on interest-earning assets was 6.90% versus 6.88% last year. The Company had $11.2 million of its average interest-earning assets invested in lower-yielding federal funds sold during the first quarter of 2003 representing 12.7% of total earning assets versus an average of $9.7 million or 11.5% of total interest earning assets last year. The growth in the average balance of federal funds sold was funded by a decline in the volume of investment securities. Average investment securities declined from 13.2% of total earning assets during the first quarter of 2002 to 6.6% during the first quarter of 2003. High yielding bonds have been systematically called by the issuing agencies. The Company chose to invest a portion of the proceeds in federal funds to provide liquidity for loan growth. In addition, the Company decided not to pursue the renewal of various public funds deposit contracts, which require the pledging of investment securities. The average yield on investment securities was 2.89% during the first quarter of 2003 compared to 3.75% during the first quarter of 2002. The yield on federal funds sold dropped 46 basis points. This decline in yields offset the 15% growth in the average balance in Federal Funds sold resulting in a $7,000 decline in interest income.

The Company remains asset sensitive, whereby its interest-earning assets will generally reprice more quickly than its interest-bearing liabilities. Therefore, the Company's net interest margin will generally increase in periods of rising market interest rates and will decrease in periods of declining market interest rates. However, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits. The average balance of non-interest bearing deposits was $17.4 million and $16.8 million during the first quarter of 2003 and 2002, respectively.

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

Loan recoveries exceeded loan charge-offs by $116,000 during the first quarter of 2003. Loan charge offs, net of recoveries, was $164,000 for the first quarter of 2002. The allowance for credit losses at March 31, 2003 was $1.6 million, or 2.2% of period end loans, versus $1.1 million, or 1.7% of period end loans, loans at March 31, 2002.

Nonperforming loans, defined as loans past due ninety days or more and loans for which the accrual of interest has been discontinued, totaled $3.1 million at March 31, 2003, a decrease from $4.0 million at December 31, 2002. The decrease is due to payments received on loans ninety days past due. Nonperforming loans as a percentage of total loans were 4.3% at March 31, 2003 and 5.6%, at December 31, 2002. In May 2003, the Bank foreclosed on a $1.5 million commercial loan secured by industrial real estate and now owns the property. The loan was one of the loans for which the accrual of interest has been discontinued and is included in nonperforming loan totals for each period. While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

NONINTEREST INCOME. Noninterest income totaled $231,000 in the first quarter of 2003, compared to $225,000 in the first quarter of 2002, a $6,000 or 2.7% increase. Service charge on deposit account income declined $6,000 while other income increased $11,000. Other income for the first quarter of 2003 includes a $46,000 gain on the disposition of repossessed collateral acquired while the results for the first quarter of 2002 include a $19,000 gain from the realization of the cash surrender value of a life insurance contract on the former chairman that was canceled.

NONINTEREST EXPENSE. Noninterest expense totaled $1.4 million for the three-month period ended March 31, 2003, representing a $140,000 decrease, or 9.3%, from the same period in 2002. Salaries and employee benefits expense for the first quarter of 2003, a decrease of $39,000 or 4.9% compared to the first quarter of 2002 due to fewer employees. Occupancy and equipment expenses declined $20,000 or 7.8% due primarily to lower lease and property tax expense. The $81,000 reduction in other expenses was due to cost reductions over a broad range of categories.

The Company's efficiency ratio was 90.1% for the three-month period ended March 31, 2003 compared to 85.5% for the comparable period of 2002. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for example, for every dollar of revenue the Company generated in the first quarter of 2003, the Company incurred $0.86 in overhead expenses. The Company's efficiency ratios compare unfavorably to other financial institutions in the Company's peer group. The Company operates seven full service branches. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio will improve.

INCOME TAXES. The Company recorded no income tax benefits during 2003 or 2002.

LIQUIDITY

Liquidity is the ability of the Company to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered to its customers. The Company's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank has a $5,000,000 line of credit with an unrelated bank under which it can borrow federal funds. The Bank also has the ability to borrow from the FHLB, subject to regulatory approval under the New Formal Agreement. Finally, the Bank can sell any of its performing loans through participation agreements to other financial institutions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents represented 15.1% of total assets at March 31, 2003 compared to 17.8% of total assets at December 31, 2002 and 13.0% of total assets at March 31, 2002. Subject to regulatory approval under the Formal Agreement, the Company has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

The Company, as a holding company, is without significant assets other than its ownership of all the common stock of the Bank and is entirely dependent upon dividends received from the Bank or borrowings from its officers and directors in order to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2008, issued under an indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Indenture"). Under the New Formal Agreement, the Bank is currently precluded from declaring and paying any dividends without prior OCC approval. The Company has no source of funds to pay the interest that is past due on the debt or future interest requirements.

The Company has not yet met any of its interest payment obligations on the $4.350 million convertible subordinated debt since missing the payment that was due March 31, 2002. In February 2002, the Company notified holders of its convertible debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of March 31, 2003, no agreement had been reached as to any restructuring of the convertible debt. There are no commitments by any of the board of director members to lend additional funds. Accordingly, the Company does not have the financial means to service the interest payments on the notes.

CAPITAL RESOURCES

Total shareholders' equity was $4.5 million at March 31, 2003, representing a $173,000 or 3.7% decrease from December 31, 2002

The Holding Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk-based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier I and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier I capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Tier II capital, or total capital, includes Tier I capital plus the allowance for loan losses not to exceed 1.25% of risk-weighted assets. Risk-weighted assets are the Company's total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier I leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier I capital divided by average adjusted assets for the most recent quarter.

As discussed above, the Bank is subject to more stringent capital requirements under the Formal Agreement. The table below sets forth consolidated and Bank-only actual capital levels in addition to the capital requirements under the New Formal Agreement and prompt corrective action regulations.

                                                                                                             Minimum
                                                                                                          Requirements
                                                                                                            To Be Well
                                                                                                           Capitalized
                                                                            Required       For Capital     Under Prompt
                                      Actual Period-End Capital ratios     under Formal     Adequacy          Action
                                      March 31,2003     Dec. 31, 2002       Agreement       Purposes       Requirements
                                      --------------------------------     ------------    -----------    --------------
Leverage Ratio:
   Tier I capital to average
    assets:
    Consolidated                          1.83%            1.99%               --              4.00%           5.00%
    Bank                                  6.69%            6.36%             7.00%             4.00%           5.00%

Risk-Based Capital Ratios:
   Tier I capital to risk-weighted
    assets:
    Consolidated                          2.39%            2.65%               --              4.00%           6.00%
    Bank                                  8.79%            8.80%             6.00%             4.00%           6.00%
   Total capital to risk-weighted
    assets:
    Consolidated                          4.82%            5.24%               --              8.00%          10.00%
    Bank                                 10.02%           10.86%            14.00%             8.00%          10.00%


ITEM 3.  CONTROLS AND PROCEDURES

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Although no default has been declared, the Company did not pay interest that was due March 31, 2002, September 30, 2002, or March 31, 2003, on $4,350,000
aggregate principal amount of 9% Convertible Subordinated Notes due 2008, issued under an indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee.

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

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2003

Surety Capital Corporation

By: /s/ RICHARD N. ABRAMS
    ---------------------------------------------------------
    Richard N. Abrams, Chief Executive Officer and Director
   (Principal Executive Officer)

By: /s/ R. G. LOWREY
    ---------------------------------------------------------
    R. G. Lowrey, Vice President and Chief Financial Officer.
   (Principal Financial Officer and Chief Accounting Officer)

I, Richard N. Abrams, Chairman of the Board of Surety Capital Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Surety Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Richard N. Abrams
-------------------------
Richard N. Abrams

Chairman of the Board

I, Ron Lowrey, Chief Financial Officer of Surety Capital Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Surety Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003

/s/ R.G. Lowrey
---------------

Ron Lowrey

Chief Financial Officer

INDEX TO EXHIBITS

------------------------------------------------------------------------------------------------------------------------
EXHIBIT
 NUMBER                    DESCRIPTION                                   PAGE NUMBER
------------------------------------------------------------------------------------------------------------------------
   11         Statement Regarding the Computation     Reference is hereby made to the Consolidated
              of Earnings Per Share                   Statements of Operations on page 4 and Note 2 to
                                                      the Consolidated Financial Statements on page 8
                                                      hereof
------------------------------------------------------------------------------------------------------------------------
  99.1        Certification of the chief executive
              officer pursuant to section 906 of
              the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------------------------------------------------
  99.2        Certification of the chief financial
              officer pursuant to section 906 of
              the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------------------------------------------------
  3.01        Certificate of Incorporation, as        Filed with the Company's Form 10-K dated December
              amended                                 31, 1993 and incorporated by reference herein.
------------------------------------------------------------------------------------------------------------------------
  3.02        Restated Bylaws of the Company          Filed with the Company's Form 10-K dated December
                                                      31, 1994 and incorporated by reference herein.
------------------------------------------------------------------------------------------------------------------------
  4.01        Form of Common Stock certificate        Filed with the Company's Form 10-K dated December
              (specimen)                              31, 1993 and incorporated by reference herein.
------------------------------------------------------------------------------------------------------------------------
  4.02        Indenture dated as of March 31,         Filed with the Company's Form 10-Q for the
              1998 between the Company and Harris     quarter ended March 31, 1998 and incorporated by
              Trust and Savings Bank, Chicago,        reference herein.
              Illinois, as trustee
------------------------------------------------------------------------------------------------------------------------
  4.03        Form of Notes (included in              Filed with the Company's Form 10-Q for the
              Exhibit 4.02)                           quarter ended March 31, 1998 and incorporated by
                                                      reference herein.
------------------------------------------------------------------------------------------------------------------------
  4.04        Form of Note Purchase Agreements        Filed with the Company's Registration Statement
              dated March 31, 1998                    No. 333-57601 on Form S-3 and incorporated by
                                                      reference herein.
------------------------------------------------------------------------------------------------------------------------
 23.01        Consent of Weaver and Tidwell, L.L.P.                                                           X
------------------------------------------------------------------------------------------------------------------------