Form 10QSB
period 2003-06-30
SURETY CAPITAL CORP /DE/
filed 2003-08-19
CIK 784932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________.

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

Common stock outstanding on August 14, 2003: 9,926,244 shares

                           SURETY CAPITAL CORPORATION

                                      INDEX

                                                                                      Page No.
                                                                                      --------
PART I  - FINANCIAL INFORMATION

ITEM 1   Financial Statements (Unaudited)

           Consolidated Balance Sheets                                                    3

           Consolidated Statements of Operations                                          4

           Consolidated Statements of Comprehensive Income                                5

           Condensed Consolidated Statements of Changes in Shareholders' Equity           6

           Condensed Consolidated Statements of Cash Flows                                7

           Notes to Consolidated Financial Statements                                     8

ITEM 2   Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                 16

ITEM 3   Controls and Procedures                                                         24

PART II  - OTHER INFORMATION

ITEM 1     Legal Proceedings                                                             25

ITEM 2     Changes in Securities and Use of Proceeds                                     25

ITEM 3     Defaults Upon Senior Securities                                               25

ITEM 4     Submission of Matters to a Vote of Security Holders                           25

ITEM 5     Other Information                                                             25

ITEM 6     Exhibits and Reports on Form 8-K                                              25

                           SURETY CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,             December 31,
                                                                                    2003                  2002
                                                                                --------------        -------------
                                                                                 (Unaudited)
Assets:
            Cash and due from banks                                             $   4,315,051         $   3,036,069
            Federal funds sold                                                     10,943,947            15,375,333
                                                                                -------------         -------------
              Total cash and cash equivalents                                      15,258,998            18,411,402
            Interest-bearing time deposits in other financial institutions             28,449                28,330
            Securities available for sale, at fair value                            4,348,318             4,522,298
            Loans, net                                                             67,464,254            71,045,339
            Premises and equipment, net                                             4,831,944             5,057,699
            Accrued interest receivable                                               373,482               334,990
            Other real estate and repossessed assets                                3,404,711             1,798,022
            Goodwill, net                                                           2,536,679             2,536,679
            Other assets                                                              370,826               314,304
                                                                                -------------         -------------
                  Total assets                                                  $  98,617,661         $ 104,049,063
                                                                                =============         =============
Liabilities:
            Noninterest-bearing demand deposits                                 $  18,970,273         $  17,162,910
            Savings, NOW and money market accounts                                 24,374,635            31,086,993
            Time deposits, $100,000 and over                                       16,098,580            16,290,328
            Other time deposits                                                    29,526,955            29,485,465
                                                                                -------------         -------------
              Total deposits                                                       88,970,443            94,025,696
            Convertible subordinated debt                                           4,350,000             4,350,000
            Accrued interest payable and other liabilities                          1,121,561             1,046,121
                                                                                -------------         -------------
                  Total liabilities                                                94,442,004            99,421,817
                                                                                -------------         -------------
Shareholders' Equity:
            Preferred stock, $0.01 par value, 1,000,000 shares authorized,                 --                    --
              none issued
            Common stock, $0.01 par value, 20,000,000 shares authorized,              100,061               100,061
               10,006,080 and 10,006,080 shares issued, respectively
            Additional paid-in capital                                             18,085,533.           18,085,533
            Accumulated deficit                                                   (13,726,292)          (13,272,759)
            Treasury stock, 79,836 shares at cost                                    (375,443)             (375,443)
            Accumulated other comprehensive income                                     91,798                89,854
                                                                                -------------         -------------
                  Total shareholders' equity                                        4,175,657             4,627,246
                                                                                -------------         -------------
                  Total liabilities and shareholders' equity                    $  98,617,661         $ 104,049,063
                                                                                =============         =============

          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                 Six Months Ended
                                              ----------------------------      ----------------------------
                                               June 30,         June 30,         June 30,         June 30,
                                                 2003             2002             2003             2002
                                              -----------      -----------      -----------      -----------
Interest income:
  Loans, including fees                       $ 1,353,335      $ 1,426,411      $ 2,792,032      $ 2,712,316
  Securities, all taxable                          40,725          112,531           82,374          215,243
  Federal funds sold and interest bearing
  deposits                                         32,409           40,004           64,300           78,681
                                              -----------      -----------      -----------      -----------
      Total interest income                     1,426,469        1,578,946        2,938,706        3,006,240
Interest expense:
  Deposits                                        445,705          452,458          908,218          945,340
  Notes payable                                    97,875           97,875          195,750          195,750
                                              -----------      -----------      -----------      -----------
      Total interest expense                      543,580          550,333        1,103,968        1,141,090
                                              -----------      -----------      -----------      -----------
Net interest income                               882,889        1,028,613        1,834,738        1,865,150
Provision for credit losses                            --          250,000               --          250,000
                                              -----------      -----------      -----------      -----------
Net interest income after provision for
credit losses                                     882,889          778,613        1,834,738        1,615,150
Noninterest income:
  Service charges on deposit accounts             147,754          197,593          310,330          366,511
  Other fee income                                  3,402            6,524            9,858           11,585
  Other income                                     32,154          144,159           94,345          195,022
                                              -----------      -----------      -----------      -----------
      Total noninterest income                    183,310          348,276          414,533          573,118
Noninterest expense:
  Salaries and employee benefits                  735,469          821,987        1,481,817        1,606,979
  Occupancy and equipment                         236,426          263,519          476,926          524,158
  Other expenses                                  380,753          518,953          744,061          963,322
                                              -----------      -----------      -----------      -----------
      Total noninterest expense                 1,352,648        1,604,459        2,702,804        3,094,459
                                              -----------      -----------      -----------      -----------
Net loss before income taxes                     (286,449)        (477,570)        (453,533)        (906,191)
Income tax (benefit)                                   --               --               --               --
                                              -----------      -----------      -----------      -----------
Net income (loss)                             $  (286,449)     $  (477,570)     $  (453,533)     $  (906,191)
                                              ===========      ===========      ===========      ===========
Net income (loss) per share - Basic           $     (0.03)     $     (0.05)     $     (0.05)     $     (0.10)
                                              ===========      ===========      ===========      ===========
Net income (loss) per share - Diluted         $     (0.03)     $     (0.05)     $     (0.05)     $     (0.10)
                                              ===========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                      Three Months Ended             Six Months Ended
                                                   ------------------------      ------------------------
                                                   June 30,       June 30,       June 30,       June 30,
                                                     2003           2002           2003           2002
                                                   ---------      ---------      ---------      ---------
Net income (loss)                                  $(286,449)     $(477,570)      (453,533)     $(906,191)
Other comprehensive income (loss):
 Unrealized gain (loss) on available -for sale
  securities arising during period, net of
    Tax effect                                         7,908         72,349          1,944         48,812
                                                   ---------      ---------      ---------      ---------
Total other comprehensive income (loss)                7,908         72,349          1,944         48,812
                                                   ---------      ---------      ---------      ---------
Comprehensive income (loss)                         (278,541)     $(405,221)     $(451,589)     $(857,379)
                                                   =========      =========      =========      =========

          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                       Six Months Ended
                                                 ----------------------------
                                                  June 30,          June 30,
                                                    2003             2002
                                                 -----------      -----------
Balance at beginning of period                   $ 4,627,246      $ 6,974,692
Issuance of Common Stock                                  --          221,506
Net income (loss)                                   (453,533)        (906,191)
Change in fair value of securities available
  for sale, net of tax                                 1,944           48,812
                                                 -----------      -----------
Balance at end of period                         $ 4,175,657      $ 6,338,819
                                                 ===========      ===========

          See accompanying notes to consolidated financial statements.

                           SURETY CAPITAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended
                                                                   -----------------------------
                                                                      June 30,         June 30,
                                                                        2003             2002
                                                                   -------------    ------------
Net cash from operating activities                                 $    (285,341)   $   (535,313)

Cash flows from investing activities:
  Net change in loans                                                  1,929,757      (7,001,986)
  Securities available for sale:
     Purchases - Available for sale                                     (101,389)     (8,200,000)
     Maturities, calls, and repayments                                   262,066       7,544,274
  Proceeds from the sales of other real estate and repossessed
     assets                                                              105,166
  Premises and equipment expenditures                                     (7,410)       (125,328)
                                                                   -------------   -------------
  Net cash from investing activities                                   2,188,190      (7,783,040)
                                                                   -------------   -------------
Cash flows from financing activities:
  Issuance of common stock                                                     -         221,506
  Increase (decrease) in notes payable                                         -        (132,746)
  Net change in deposits                                              (5,055,253)      5,072,320
                                                                   -------------   -------------
      Net cash from financing activities                              (5,055,253)      5,161,080
                                                                   -------------   -------------
Net change in cash and cash equivalents                               (3,152,404)     (3,157,273)
Cash and cash equivalents at beginning of period                      18,411,402      14,402,913
                                                                   -------------   -------------
Cash and cash equivalents at end of period                         $  15,258,998   $  11,245,640
                                                                   =============   =============
Supplemental disclosures:
  Cash paid for interest                                           $     929,885   $     759,996
  Cash paid (refunds received) for federal income taxes                       --              --
Significant non-cash transactions:
   Conversion of notes payable to common stock                                --   $      95,000
  Transfers of repossessed collateral  to other real estate and
repossessed assets                                                 $   1,651,328   $       8,351
Issuance of common stock in settlement of notes payable and                   --   $     221,506
    accrued director fees
   Write-down of carrying value of other real estate owned                    --   $     (41,000)

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

         These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended December 31, 2002, included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2002 (the "2002 Form 10-KSB"). Please refer to the accounting policies of the Company described in the notes to financial statements contained in the 2002 Form 10-KSB. The Company has consistently followed these policies in preparing this Form 10-QSB.

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

         The following table reflects charges calculated under SFAS No. 123 of $0 and $7,840 for the three and six months ending June 30, 2003 and 2002, respectively.

                                     Three Months Ended              Six Months Ended
                                 ---------------------------    --------------------------
                                   June 30,        June 30,      June 30,         June 30,
                                     2003            2002          2003            3002
                                 ------------    -----------    -----------      ---------
    Net income (loss)
         As reported             $   (286,449)   $  (477,570)   $  (453,533)      (906,191)
         Pro forma               $   (286,449)      (488,689)   $  (453,533)      (928,429)
Net income (loss) per share
         As reported
             Basic               $      (0.03)   $     (0.05)   $     (0.05)     $   (0.10)
             Diluted
         Pro forma
             Basic               $      (0.03)   $     (0.05)         (0.09)         (0.11)
             Diluted             $      (0.03)   $     (0.05)         (0.02)         (0.11)

         The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred significant losses, is operating under a written formal agreement with the OCC and a memorandum of understanding with the Federal Reserve Board and is in default on the interest payments on the subordinated debt. The appropriateness of using the going concern basis is dependent upon the Company's ability to improve profitability through increasing marketing efforts, introducing new deposit products, emphasizing loan growth and reducing non-interest expense. In addition, the Company must meet the requirements of the formal agreement and the memorandum of understanding. The uncertainty of these conditions raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

                                                     Three Months Ended             Six Months Ended
                                                  ------------------------      ------------------------
                                                   June 30,       June 30,       June 30,       June 30,
                                                     2003           2002           2003           2002
                                                  ---------      ---------      ---------      ---------
Weighted-average shares outstanding-              9,926,244      9,239,244      9,926,244      8,620,490
Basic
Effect of stock options                                  --             --             --             --
                                                  ---------      ---------      ---------      ---------

Weighted-average shares outstanding-Diluted       9,926,244      9,239,244      9,926,244      8,620,490
                                                  =========      =========      =========      =========

         The Company reported a net loss for the three and six-month periods ended June 30, 2003 and 2002. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.

3.       Securities

         Securities available for sale consisted of the following:

                                                                 Gross          Gross        Estimated
                                                 Amortized     Unrealized     Unrealized       Fair
                                                   Cost          Gains        ( Losses)        Value
                                               ------------   ------------   ------------   ------------
June 30, 2003:
      U.S. Treasury notes                      $     99,572   $         --   $      3,136   $     96,436
      U.S. government agencies                    3,014,205         86,733             --      3,100,938
      Mortgage-backed securities                    370,740          8,201             --        378,941
      Other securities                              772,003             --             --        772,003
                                               ------------   ------------   ------------   ------------

      Total                                    $  4,256,520   $     94,934   $      3,136   $  4,348,318
                                               ============   ============   ============   ============

December 31, 2002:
      U.S. government agencies                 $  3,228,569   $     86,150   $         --   $  3,314,719
      Mortgage-backed securities                    433,771          3,704             --        437,475
      Other securities                              770,104             --             --        770,104
                                               ------------   ------------   ------------   ------------

      Total                                    $  4,432,444   $     89,854   $         --   $  4,522,298
                                               ============   ============   ============   ============

         There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 2002 or June 30, 2003.

         Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank ("FHLB").

         The amortized cost and estimated fair value of securities available for sale at June 30, 2003 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

                                                                  Estimated
                                                Amortized            Fair
                                                   Cost             Value
                                               ------------      -----------
Due within one year                            $  1,111,374      $ 1,120,812
Due after one year through five years             2,002,403        2,076,562
Due after five years through ten years                   --               --
Mortgage-backed securities                          370,740          378,941
Other securities                                    772,003          772,003
                                               ------------      -----------

Total securities available for sale            $  4,256,520      $ 4,348,318
                                               ============      ===========

         There were no sales of securities available for sale during the three-month or six month periods ended June, 2003 and June 30, 2002. However, various bonds were called and principal payments were received on mortgage backed securities during each period.

4.       Loans

         Loans consisted of the following:

                                    June 30,      December 31,
                                      2003           2002
                                  ------------   -------------
Real estate loans                 $ 41,000,340   $ 42,521,100
Insurance premium financing          8,759,379     10,221,479
Commercial loans                    12,388,048     13,219,136
Consumer loans                       6,709,904      6,514,280
Accounts receivable factoring          575,803        309,044
                                  ------------   ------------

Total gross loans                   69,433,474     72,785,039

Unearned interest                     (391,653)      (278,213)
Allowance for credit losses         (1,577,567)    (1,461,487)
                                  ------------   ------------

Loans, net                        $ 67,464,254   $ 71,045,339
                                  ============   ============

         Activity in the allowance for credit losses on loans was as follows:

                                                   Three Months Ended              Six Months Ended
                                               ---------------------------   ---------------------------
                                                  June 30,      June 30,       June 30,       June 30,
                                                    2003          2002           2003           2002
                                               ------------   ------------   ------------   ------------
Beginning balance                              $  1,577,545   $  1,102,020   $  1,461,487   $  1,266,463

Provision for credit losses                              --   $    250,000             --        250,000
Charge-offs                                         (56,471)      (113,757)       (94,787)      (350,292)
Recoveries                                           56,493         89,765        210,867        161,857
                                               ------------   ------------   ------------   ------------

Ending balance                                 $  1,577,567   $  1,328,028   $  1,577,567   $  1,328,028
                                               ============   ============   ============   ============

         Impaired loans were as follows:

                                                  June 30,      December 31,
                                                    2003           2002
                                               -------------   -------------
Impaired loans with allowance allocated        $   7,676,762   $   7,597,872
Impaired loans with no allowance allocated                --          60,183
                                               -------------   -------------

  Total impaired loans                         $   7,675,762   $   7,658,055
                                               =============   =============

Amount of the allowance allocated              $     910,785   $     955,740
                                               =============   =============

         Nonperforming loans were as follows:

                                                  June 30,      December 31,
                                                    2003           2002
                                               -------------   -------------
Loans past due over 90 days still on accrual   $   1,698,062   $   1,206,742
Nonaccrual loans                                   1,265,473       2,817,722
                                               -------------   -------------
Total nonperforming loans                      $   2,963,535   $   4,024,464
                                               =============   =============

5.       Convertible Subordinated Debt and Notes Payable

         On March 31, 1998, the Holding Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Company. The terms of the Notes are such that they qualify as Tier II capital under the Federal Reserve Board's regulatory capital guidelines applicable to bank holding companies. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008.

         The Company did not pay the interest due March 31, 2002, September 31, 2002, or March 31, 2003. In February 2002, the Company notified holders of its convertible debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of June 30, 2003, no agreement had been reached as to any restructuring of the convertible debt.

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

If Redeemed During        Percentage of         If Redeemed During          Percentage of
 12 Months Ending           Principal            12 Months Ended              Principal
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

         In October and November 2001, certain current and former members of the Company's Board of Directors and one employee loaned the Company $297,746 to enable the Company to meet its cash obligations. $37,746 of the promissory notes evidencing the loans advanced in 2001 matured December 31, 2001 and was due to a company in which a former director held an interest. This note was settled in January 2002 with payment of $25,000. During 2002, an additional $195,000 was lent to the Company. $95,000 and $320,000 of the promissory notes were converted into common stock during the years ending December 31, 2002 and 2001, respectively. A total of 438,392 and 888,885 shares of common stock were issued upon conversion of the above notes payable in 2002 and 2001, respectively.

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

         Financial instruments with off-balance sheet risk at June 30, 2003 and December 31, 2002 included unfunded loan commitments of $4,876,000 and $4,341,000 and letters of credit of $611,000 and $450,000, respectively.

         Federal funds sold totaled $10,943,947 and $15,375,333 at June 30, 2003 and December 31, 2002, respectively. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

         The Company has geographic concentrations of credit in its principal market areas of Bexar, Comal, Grayson, and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance Premium Finance ("IPF") loans, secured by the residual value of unearned insurance premiums, comprised $8,759,379 or 12.62%, and $10,221,479, or 14.0%, of gross loans at June
         30, 2003 and December 31, 2002, respectively.

7.       Other Noninterest Expense

         Other noninterest expense consisted of the following:

                                               Three Months Ended             Six Months Ended
                                            -------------------------     -------------------------
                                             June 30,       June 30,       June 30,       June 30,
                                               2003           2002           2003           2002
                                            ----------     ----------     ----------     ----------
Legal, auditing, and other
 professional services                      $  110,547     $  157,639     $  204,746     $  251,149
Postage and delivery                            52,528         32,459         84,247         64,120

Telephone                                       23,124         27,094         50,605         61,313
Office supplies                                 17,177         23,033         39,993         43,213
Amortization of intangibles and debt
  issuance costs                                10,398         10,398         20,796         20,796
Insurance                                       49,083         44,329         75,166         81,792
FDIC and OCC assessments                        25,978         25,256         57,414         50,346
Other                                           91,918        198,745        211,094        390,593
                                            ----------     ----------     ----------     ----------

  Total other noninterest expense           $  380,753     $  518,953     $  744,061     $  963,322
                                            ==========     ==========     ==========     ==========

NOTE 8.  BUSINESS SEGMENTS

     The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on interest income and profit or loss from operations.

                                                                 Insurance
                                              Community           Premium
                                               Banking           Financing            Total
                                            --------------     --------------     --------------
Six month period ended June 30, 2003:
    Interest income                         $    2,393,408     $      545,298     $    2,938,706
    Provision for credit losses                         --                 --                 --
    Noninterest income                             414,533                 --            414,533
    Noninterest expense                          2,352,667            350,137          2,702,804
    Net income (loss)                             (648,694)           195,161           (453,533)

Six month period ended June 30, 2002:
    Interest income                         $    2,492,161     $      514,079     $    3,006,240
    Provision for credit losses                    250,000                  -            250,000
    Noninterest income                             573,118                 --            573,118
    Noninterest expense                          2,747,250            347,209          3,094,459
    Net income (loss)                           (1,073,061)           166,870           (906,191)

Three month period ended June 30, 2003:
    Interest income                         $    1,183,336     $      243,133     $    1,426,469
    Provision for credit losses                         --                 --                 --
    Noninterest income                             183,310                 --            183,310
    Noninterest expense                          1,171,869            180,779          1,352,648
    Net income (loss)                             (407,859)           121,410           (286,449)

Three month period ended June 30, 2002:
    Interest income                         $    1,202,322     $      376,624     $    1,578,946
    Provision for credit losses                    250,000                  -            250,000
    Noninterest income                             348,276                 --            348,276
    Noninterest expense                          1,441,197            163,262          1,604,459
    Net income (loss)                             (617,181)           139,611           (477,570)

At June 30, 2003:
    Loans, gross                            $   60,556,162     $    8,579,379     $   69,433,474
    Total assets                            $   90,449,826     $    8,167,835     $   98,617,661

At December 31, 2002
    Loans, gross                            $   62,563,560     $   10,221,479     $   72,785,039
    Total assets                            $   94,697,845     $    9,351,218     $  104,049,063

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2003 compared to December 31, 2002, and the consolidated results of operations for the six-month and three-month periods ended June 30, 2003 compared to the same periods in 2002. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

FORWARD-LOOKING STATEMENTS

This document contains, and future oral and written statements of the Company and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

         - The costs, effects and outcomes of existing or future litigation.

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

On February 18, 2003, the Bank and the OCC entered into a new formal written agreement (the "New Formal Agreement") that replaced the prior agreements. The New Formal Agreement requires the Bank to develop, within ninety days of the agreement, an action plan detailing the Board of Directors' assessment of how to improve the Bank including implementation and timetable. The New Formal Agreement also includes provisions for new appointments to the Board of Directors, management effectiveness, adoption of a three-year strategic plan, develop a three-year capital program, prepare a three-year business plan, develop a written program to improve the Bank's loan portfolio and implement an internal audit program. The Bank has complied with these requirements. In addition, the New Formal Agreement requires that the Bank achieve ratios of Tier I capital to average assets of at least 8.0% and total capital to adjusted total assets of 12.0% by June 30, 2003. The Board of Directors is also required to The New Formal Agreement sets forth time limits to achieve each of the required actions. The OCC may extend the time requirements for good cause upon written application from the Board of Directors. If the Bank fails to achieve substantial compliance with the New Formal Agreement within ninety (90) days of the expiration of the time limits (including any duly granted extensions of time), the Board of Directors must provide a written report setting out its plans to sell, merge, or liquidate the Bank. The Board of Directors and management intend to comply with the provisions of the New Formal Agreement. However, compliance with provisions of the Formal Agreement cannot be assured.

As of July 8, 2003, the Bank was in compliance with seven of the nine Articles in the New Formal Agreement that required some type of action. The bank did not meet the new ratio requirements. At June 30, 2003, Tier I capital to average assets was 6.7% versus the 8% required under the New Formal Agreement. Risk based capital to total risk-based assets w as 9.99% vs 12.0% required under the New Formal Agreement. The OCC was also not satisfied with the Bank's compliance with an article within the New Formal Agreement that required the bank to develop a report and written action plan related to criticized assets. The Bank enhanced those reports to comply with the OCC's criticism and now feels it is in compliance. The Company is actively pursuing several other alternatives in an effort to strengthen capital positions.

MEMORANDUM OF UNDERSTANDING. On October 28, 1999, the Board of Directors of the Company entered into a Memorandum of Understanding (the "MOU") with the Board of Governors of the Federal Reserve System (the "FRB"). Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC. The Company has not yet met any of its interest payment obligations on the $4.350 million convertible subordinated debt since missing the payment that was due March 31, 2002. At June 30, 2003 and December 31, 2002, the Company did not meet the capital ratios established for capital adequacy purposes. Tier I capital to average assets was 1.60% and 1.99%, respectively, Tier I capital to risk-weighted assets was 2.14% and 2.65%, respectively, and total capital to risk-weighted assets was 4.46% and 5.24%, respectively, versus ratios established by the FRB for capital adequacy purposes of 4.00%, 4.00% and 8.00%, respectively. The FRB may take formal action including requiring that capital be increased or that the Company divest the Bank.

SECURITIES AND EXCHANGE COMMISSION AGREEMENT. The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended ("The Exchange Act"). The Securities and Exchange Commission ("SEC") investigated the Company and others with respect to various accounting irregularities found by the Company in its IPF division during an internal audit of the division conducted in 1999 and the first quarter of 2000. Upon finding the irregularities, the Company reported them to the SEC, the OCC as well as certain other legal authorities. The Company fully cooperated with the SEC as well as bank regulatory agencies involved in investigating the irregularities. In February 2002, the SEC issued a finding that the Company violated certain sections of the Exchange Act.

In March 2002, the Company entered into a settlement with the SEC. In connection with the settlement, the Company acknowledged certain reporting and internal control deficiencies and agreed to cease and desist from the stipulated violations in the future. The Company and the Bank no longer employ the persons directly responsible for managing the IPF division during the period when the diversions occurred and the Company no longer uses the services of the accounting firm auditing the Company at that time. None of the current members of the Company or Bank's Board of Directors served in those capacities during the period when the violations of the Exchange Act occurred.

ANALYSIS OF FINANCIAL CONDITION

The Company's assets totaled $98.6 million at June 30, 2003, representing a $5.4 million, or 5.2%, decrease compared to $104.0 million at December 31, 2002. Cash and cash equivalents declined $3.1 million, securities available for sale declined $174 thousand and loans, adjusted for transfers to other real estate, declined $1.6 million. The decrease in assets was primarily the result of the management's decision to discontinue soliciting funds from cities, counties, and other political subdivisions ("public funds"). Public funds deposits declined $7.4 million. The decline was partly offset by increases in other deposit categories. The decline in cash and securities were directly related to the paying off of public fund deposit accounts

Total securities declined $174,000, or 3.8%, due to primarily to a $100,000 net reduction in Treasury securities and repayments on mortgage-backed securities and were $4.3 million at June 30, 2003. Net unrealized gains were $92,000 at June 30, 2003 compared to $90,000 at December 31, 2002.

Net loans decreased $3.6 million, or 5.0%, from $71.0 million at December 31, 2002 to $67.5 million at June 30, 2003. IPF loans decreased $1.5 million, or 14.3%, from December 31, 2002 due primarily from the loss of a customer that referred significant business to the Bank. Real estate loans decreased $1.5 million, or 3.6%, due primarily to the foreclosure on a loan secured by industrial property and transfer of the collateral to other real estate and repossessed assets. Commercial loans decreased $831 thousand, or 6.3%, due primarily to normal repayments. Loans, net of unearned interest, as a percentage of total deposits were 79.6% at June 30, 2003 compared to 77.1% at December 31, 2002.

Other real estate owned and repossessed assets increased $1.6 million to $3.4 million at June 30, 2003. During the second quarter, the Bank foreclosed on a loan secured by industrial property. The Small Business Administration ("SBA") owned a second lien on the property equal to approximately 40% of the original purchase price. The SBA's position was extinguished in the foreclosure proceedings and the Bank owns the land with no encumbrances. Accordingly, the appraised value of the property significantly exceeds the Bank's carrying value and no loan loss was recorded as a result of the foreclosure.

Other assets and accrued interest receivable increased $95,000 from December 31, 2002.

Total deposits were $89.0 million at June 30, 2003, a $5.0 million decrease, or 5.4%, from December 31, 2002. Noninterest-bearing demand deposits increased $1.8 million to $19.0 million and represented 21.3% of total deposits at June 30, 2003 compared to $17.2 million, or 18.3% of total deposits, at December 31, 2002. Savings, NOW and money market accounts decreased $6.7 million or 21.6 %, due primarily to a $5.0 million decrease in public funds deposits and a $2.4 million decline in money market accounts, offset partly by growth in other savings categories. Public funds deposits require the pledging of investment securities. Management decided not to pursue certain public fund accounts due to minimum profitability of public funds deposits and to decrease total assets to comply with capital ratios established under the New Formal Agreement.

Time deposits over $100,000 and other time deposits decreased $150,000. Time deposits made up 51.3% of the deposit portfolio at June 30, 2003 compared to 48.7% at December 31, 2002. Substantially all of the Company's time deposits mature in less than five years and are obtained from customers in the Company's primary market. The Company does not purchase brokered deposits. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

Convertible subordinated debt totaled $4.4 million at June 30, 2003 and December 31, 2002. Convertible subordinated notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar

National Bank. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually. The Company has not yet met any of its interest payment obligations on the $4.4 million convertible subordinated debt since missing the payment that was due March 31, 2002. In February 2002, the Company notified the holders of its convertible debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of June 30, 2003, no agreement had been reached as to any restructuring of the convertible debt. Management does not know if it will be successful in these negotiations. The amount of the principal and any accrued and unpaid interest on the notes is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding notes may declare the principal of the notes, together with any accrued and unpaid interest, to be immediately due and payable. The notes do not otherwise provide for any right of acceleration of the payment of principal thereof.

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

In January 2003, the Company closed its branch office in Schertz, Texas. Approximately $2.0 million of loans and $6.5 million of deposits serviced by the branch were transferred to other branches in the area. The effects of the branch closing did not have a material effect on first or second quarter results of operations.

The Company experienced a $286,000 net loss for the three months ended June 30, 2003 ($0.03 per share) compared to a $478,000 ($0.05 per share) net loss for the same period in 2002. For the six-month period ended June 30, 2003, the company recorded a $454,000 loss ($0.05 per share) compared to a $906,000 loss ($0.10 per share) during the same period of 2002.

The Company did not reflect any tax benefit with the losses because the Company cannot be certain that it will receive a future income tax benefit. The loss is due primarily to the inability to generate sufficient levels of net interest income and fee income sufficient to offset normal operating expenses. The improvement in reducing the level of losses between periods is due primarily to a $250,000 provision for credit loss expense recorded in the 2002-second quarter and a $251,000 reduction in non-interest expenses. No provision for credit loss expense was recorded during 2003. Partly offsetting the benefits of these expense reductions were a $146,000 reduction in net interest income and a $164,000 reduction in non-interest income. Non-interest income for the 2002 second quarter included a $133,000 gain on the settlement of a retirement agreement with the former chairman. At June 30, 2003 total other real estate owned and repossessed assets was $3.4 million and loans on non-accrual status were $1.3 million. These non-performing assets represented $4.6 million or 4.8% of total assets. Resolution of these problem assets would have a positive effect for the Company's operations.

NET INTEREST INCOME. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

For the first quarter 2003, net interest income decreased $146,000, or 14%, compared to the same period last year. This is due to a decline in short term interest rates and a shift in asset mix. The Company's net interest margin was 4.13% for the second quarter of 2003 compared to 4.70% during the same period last year. The weighted average yield on total interest-earning assets was 6.67% for the second quarter of 2003, a 34 basis point decline from the 7.01% realized during the same quarter last year. The average balance invested in federal funds sold increased $1.9 million over last year to $11.2 million while the average yield on federal funds sold declined from 1.72% during the second quarter of 2002 to 1.16% during the second quarter of 2003, a 55 basis point decline. Average balance of securities available for sale declined $7.2 million and the yield fell 19 basis points as government agencies called higher yielding securities. The average yield on loans declined from 8.57% to 7.74% due primarily to a reduction in IPF loans and a decrease in short term interest rates. The prime rate of interest averaged 4.25% during the second quarter of 2002 versus 4.75% during the year ago period, a 50 basis point decrease. The average balance of IPF loans declined nearly $2 million from the second quarter of 2002. The average yield on total earning assets declined 55 basis points to 6.7% while the average rate paid on interest bearing liabilities declined 5 basis points to 2.89% resulting in a 36 basis point decrease in net interest margins to 4.13%. The average balance of non-interest bearing deposits was $18.4 million and $17.7 million during the second quarter of 2003 and 2002, respectively.

For the six month period ended June 30, 2003, net interest income declined $67,000. Loans represented 81% of average earning assets and the yield declined 47 basis points, consistent with the 50 basis point drop in the average prime interest rate. Average yield on total earning assets declined only 26 primarily because total loan volumes rose $5.9 million and produced an average yield of 7.94% while average balance of securities available for sale, which yielded 3.24%, declined $6 million. The average balance of non-interest bearing deposits was $17.9 million and $22.0 million during the six month periods ended June 30, 2003 and 2002, respectively.

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

The Company did not experience any loan losses during the second quarter of 2003 versus $24,000 or loan losses, net of recoveries, during the same period of 2002. Recoveries of loans previously charged-off exceeded loan losses by $116,000 for the six months ended June 30, 2003 compared to Loan losses, net of recoveries, of $188,000 during the first six months of 2002. The allowance for credit losses at June 30, 2003 was $1.6 million, or 2.3% of period end loans, versus $1.3 million, or 2.0% of period end loans, loans at June 30, 2002.

Nonperforming loans, defined as loans past due ninety days or more and loans for which the accrual of interest has been discontinued, totaled $3.0 million at June 30, 2003, a decrease from $4.0 million at December 31, 2002. Non-accrual loans declined $1.5 million due primarily to the foreclosure of a loan secured by industrial property. The decline in non accrual loans was partly offset by a $491 thousand increase in loans past due over 90 days and still on accrual. Nonperforming loans as a percentage of total loans were 4.3% at June 30, 2003 and 5.6%, at December 31, 2002. In May 2003, the Bank foreclosed on a $1.5 million commercial loan secured by industrial real estate and now owns the property. The loan was one of the loans for which the accrual of interest had been discontinued and was included in nonperforming loan totals for December 31, 2002.

While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

NONINTEREST INCOME. Noninterest income totaled $183,000 in the second quarter of 2003, compared to $348,000 in the second quarter of 2002, a $165,000 decrease. Service charges on deposit account income declined $50,000. The decline is primarily due to overdraft charges assessed in 2002 to two companies that are no longer Bank customer. Other non-interest income declined $112,000. During the second quarter of 2002, the Company realized $133,000 benefit from the settlement of a retirement package with its former chairman. No such benefit was recorded in 2003.

For the six month period ended June 30, 2003, total non-interest income declined $158,000. In addition to the transactions described above for the second quarters, other income includes a $46,000 gain realized for the first quarter of 2003 on the disposition of repossessed collateral. The results for the first quarter of 2002 include a $19,000 gain from the realization of the cash surrender value of a life insurance contract on the former chairman that was canceled.

NONINTEREST EXPENSE. Noninterest expense totaled $1.4 million for the three-month period ended June 30, 2003, representing a $252,000 decrease, or 15.7%, from the same period in 2002. Salaries and employee benefits expense for the second quarter of 2003 decreased $87,000 or 11% compared to the second quarter of 2002 due to fewer employees. Occupancy and equipment expenses declined $28,000 due primarily to lower lease and property tax expense. The $138,000 reduction in other expenses was due to cost reductions over a broad range of categories.

For the six month period ended June 30, 2003, non-interest expense declined $392,000. Salary and employee benefit expenses declined $125,000 or 7.8%. Occupancy and equipment expenses declined $47,000, or 9.05 and other expenses declined $219,000, or 22.7%

The Company's efficiency ratio was 84% for the three-month period ended June 30, 2003 compared to 83% for the comparable period of 2002. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for example, for every dollar of revenue the Company generated in the second quarter of 2003, the Company incurred $0.84 in overhead expenses. The Company's efficiency ratios compare unfavorably to other financial institutions in the Company's peer group. The Company operates six full service branches. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio will improve as interest rates improve.

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

Cash and cash equivalents were $15.3 million at June 30, 2003 and represented 15.5% of total assets and 17.2% of total deposits compared to 17.8% of total assets and 19.6% of total deposits at December 31, 2002. Subject to regulatory approval under the Formal Agreement, the Company has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

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

The Company has not yet met any of its interest payment obligations on the $4.350 million convertible subordinated debt since missing the payment that was due March 31, 2002. In February 2002, the Company notified holders of its convertible debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of June 30, 2003, no agreement had been reached as to any restructuring of the convertible debt. There are no commitments by any of the board of director members to lend additional funds. Accordingly, the Company does not have the financial means to service the interest payments on the notes.

CAPITAL RESOURCES

Total shareholders' equity was $4.2 million at June 30, 2003, representing a $452,000 or 9.7% decrease from December 31, 2002

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

                                                                                                           Minimum
                                                                                                         Requirements
                                                                                                          To Be Well
                                                                             Required                     Capitalized
                                                                             under New   For Capital     Under Prompt
                                       Actual Period-End Capital ratios       Formal      Adequacy          Action
                                       June 30, 2003   Dec. 31, 2002         Agreement    Purposes       Requirements
                                       --------------------------------      ---------   -----------     -------------
Leverage Ratio:
   Tier I capital to average
    assets:
    Consolidated                           1.60%           1.99%                 --          4.00%          5.00%
    Bank                                   6.66%           6.36%               8.00%         4.00%          5.00%

Risk-Based Capital Ratios:
   Tier I capital to risk-weighted
    assets:
    Consolidated                           2.10%           2.65%                 --          4.00%          6.00%
    Bank                                   8.74%           8.80%                 --          4.00%          6.00%
   Total capital to risk-weighted
    assets:
    Consolidated                           4.39%           5.24%                 --          8.00%         10.00%
    Bank                                   9.99%          10.86%              12.00%         8.00%         10.00%

ITEM 3. CONTROLS AND PROCEDURES

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company engaged RSM McGladrey, Inc., a public accounting firm, to test its systems of internal controls. The Internal audit is scheduled to commence in August, 2003.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Although no default has been declared, the Company did not pay interest that was due March 31, 2002, September 30, 2002, or March 31, 2003, on $4,350,000
aggregate principal amount of 9% Convertible Subordinated Notes due 2008, issued under an indenture dated as of March 31, 1998 between the Company and Bank of New York, as trustee.

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

         31.1     -    Certification of Chief Executive Officer Pursuant to
                       Rule 13a-14(a)/15d-14(a)

         31.2     -    Certification of Principal Financial Officer
                       Pursuant to Rule 13a-14(a)/15d-14(a)

         32.1     -    Certification of Chief Executive Officer Pursuant to
                       18 U.S.C. Section 1350, as Adopted Pursuant to Section
                       906 of the Sarbanes-Oxley Act of 2002.

         32.2     -    Certification of Principal Financial Officer
                       Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  -

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 19, 2003

Surety Capital Corporation

By: /s/ John Quiroz
    ------------------------------------------------------
    John Quiroz, President and Director
    (Principal Executive Officer)

By: /s/ Tim Raso
    ------------------------------------------------------
    Tim Raso
    (Chief Operating Officer and Principal Financial Officer and
    Chief Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER                    DESCRIPTION                                   PAGE NUMBER
-------------------------------------------------------------------------------------------------------
  3.01        Certificate of Incorporation, as        Filed with the Company's Form 10-K dated December
              amended                                 31, 1993 and incorporated by reference herein.
-------------------------------------------------------------------------------------------------------
  3.02        Restated Bylaws of the Company          Filed with the Company's Form 10-K dated December
                                                      31, 1994 and incorporated by reference herein.
-------------------------------------------------------------------------------------------------------
  4.01        Form of Common Stock certificate        Filed with the Company's Form 10-K dated December
              (specimen)                              31, 1993 and incorporated by reference herein.
-------------------------------------------------------------------------------------------------------
  4.02        Indenture dated as of March 31, 1998    Filed with the Company's Form 10-Q for the
              between the Company and Harris Trust    quarter ended March 31, 1998 and incorporated by
              and Savings Bank, Chicago, Illinois,    reference herein.
              as trustee
-------------------------------------------------------------------------------------------------------
  4.03        Form of Notes (included in              Filed with the Company's Form 10-Q for the
              Exhibit 4.02)                           quarter ended March 31, 1998 and incorporated by
                                                      reference herein.
-------------------------------------------------------------------------------------------------------
  4.04        Form of Note Purchase Agreements        Filed with the Company's Registration Statement
              dated March 31, 1998                    No. 333-57601 on Form S-3 and incorporated by
                                                      reference herein.
-------------------------------------------------------------------------------------------------------
   11         Statement Regarding the Computation     Reference is hereby made to the Consolidated
              of Earnings Per Share                   Statements of Operations on page 4 and Note 2 to
                                                      the Consolidated Financial Statements on page 8
                                                      hereof
-------------------------------------------------------------------------------------------------------
  31.1        Certification of Chief Executive                                29
              Officer Pursuant to Rule
              13a-14(a)/15d-14(a)
-------------------------------------------------------------------------------------------------------
  31.2        Certification of Principal Financial                            30
              Officer Pursuant to Rule
              13a-14(a)/15d-14(a)
-------------------------------------------------------------------------------------------------------
  32.1        Certification of the chief executive                            31
              officer pursuant to section 906 of
              the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------
  32.2        Certification of the chief financial                            32
              officer pursuant to section 906 of
              the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------