Form 10QSB
period 2003-09-30
SURETY CAPITAL CORP /DE/
filed 2003-11-20
CIK 784932

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________.

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

Common stock outstanding on September 30, 2003: 10,006,080 shares

SURETY CAPITAL CORPORATION

INDEX

                                                                      Page No.
                                                                      --------
PART I  - FINANCIAL INFORMATION

ITEM 1   Financial Statements (Unaudited)

           Consolidated Balance Sheets                                     3

           Consolidated Statements of Operations                           4

           Consolidated Statements of Comprehensive Income                 5

           Condensed Consolidated Statements of Changes in
           Shareholders' Equity                                            6

           Condensed Consolidated Statements of Cash Flows                 7

           Notes to Consolidated Financial Statements                      8

ITEM 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     16

ITEM 3   Controls and Procedures                                          24

PART II  - OTHER INFORMATION

ITEM 1     Legal Proceedings                                              25

ITEM 2     Changes in Securities and Use of Proceeds                      25

ITEM 3     Defaults Upon Senior Securities                                25

ITEM 4     Submission of Matters to a Vote of Security Holders            25

ITEM 5     Other Information                                              25

ITEM 6     Exhibits and Reports on Form 8-K                               25



SURETY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
                                            September 30,         December 31,
                                                  2003                  2002
                                            --------------        -------------
                                                                    (Unaudited)
Assets:
Cash and due from banks                     $   4,531,913         $   3,036,069
Federal funds sold                              8,381,987            15,375,333
                                            -------------         -------------
 Total cash and cash equivalents               12,913,900            18,411,402
Interest-bearing time deposits in
other financial institutions                    3,248,449                28,330
Securities available for sale, at fair value    2,221,719             4,522,298
Loans, net                                     66,634,144            71,045,339
Premises and equipment, net                     4,740,846             5,057,699
Accrued interest receivable                       312,883               334,990
Other real estate and repossessed assets        2,975,231             1,798,022
Goodwill, net                                   2,536,679             2,536,679
Other assets                                      358,097               314,304
                                            -------------         -------------


Total assets                                $  95,941,948         $ 104,049,063
                                            =============         =============
Liabilities:
Noninterest-bearing
demand deposits                             $  19,409,159         $  17,162,910
Savings, NOW and money
market accounts                                24,373,127            31,086,993
Time deposits, $100,000 and over               15,329,274            16,290,328
Other time deposits                            26,916,800            29,485,465
                                            -------------         -------------
Total deposits                                 86,028,360            94,025,696
Convertible subordinated debt                   4,350,000             4,350,000
Accrued interest payable and
other liabilities                               1,560,575             1,046,121
                                            -------------         -------------
Total liabilities                              91,938,935            99,421,817
                                            -------------         -------------
Shareholders' Equity:
Preferred stock, $0.01 par value,
1,000,000 shares authorized,                           --                    --
none issued
Common stock, $0.01 par value,
20,000,000 shares authorized,                     100,061               100,061
10,006,080 and 10,006,080 shares
issued, respectively
Additional paid-in capital                     18,085,533            18,085,533
Accumulated deficit                           (13,810,094)          (13,272,759)
Treasury stock, 79,836 shares
at cost                                          (375,443)             (375,443)
Accumulated other
comprehensive income                                2,956                89,854
                                            -------------         -------------
Total shareholders' equity                      4,003,013             4,627,246
                                            -------------         -------------
Total liabilities and
shareholders' equity                        $  95,941,948         $ 104,049,063
                                            =============         =============

See accompanying notes to consolidated financial statements.



SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                      Three Months Ended                Nine Months Ended
                 ----------------------------      ----------------------------
                 September 30   September 30,   September 30,    September 30,
                    2003             2002             2003             2002
                 -----------      -----------      -----------      -----------
Interest income:
Loans, including
fees             $ 1,294,436      $ 1,581,761      $ 4,086,468      $ 4,282,494
Securities,
all taxable           21,190           86,838          103,564          302,081
Federal funds sold
and interest
bearing deposits      30,571           19,000           94,871           97,681
                 -----------      -----------      -----------      -----------
Total
interest income    1,346,197        1,687,599        4,284,903        4,682,256
Interest expense:
Deposits             406,639          425,080        1,313,857        1,370,420
Notes payable         97,875           97,877          293,625          293,627
                 -----------      -----------      -----------      -----------
Total interest
expense              504,514          522,957        1,608,482        1,664,047
                 -----------      -----------      -----------      -----------
Net interest
income               841,683        1,164,642        2,676,421        3,018,209
Provision for
credit losses             --        1,135,000               --        1,385,000
                 -----------      -----------      -----------      -----------
Net interest
income after
provision for
credit losses        841,683           29,642        2,676,421        1,633,209

Noninterest income:
Service charges on
deposit accounts     149,204          201,376          459,534          567,887
Other fee income      10,206            6,549           20,064           18,132
Other income         220,094            3,638          314,439          210,245
                 -----------      -----------      -----------      -----------
 Total non-
interest income      379,504          211,563          794,037          796,264
Noninterest expense:
Salaries and employee
benefits             595,834          724,442        2,077,651        2,331,421
Occupancy and
equipment            268,339          263,779          745,265          787,937
Other expenses       440,818          371,467        1,184,879        1,334,789
                 -----------      -----------      -----------      -----------
Total non-
interest expense   1,304,991        1,359,688        4,007,795        4,454,147
                 -----------      -----------      -----------      -----------
Net loss before
income taxes         (83,804)      (1,118,483)        (537,337)      (2,024,674)
Income tax (benefit)      --               --               --               --
                 -----------      -----------      -----------      -----------
Net income(loss) $   (83,804)     $(1,118,483)     $  (537,337)     $(2,024,674)
                 ===========      ===========      ===========      ===========
Net income(loss)
per share - Basic $    (0.01)     $     (0.12)     $     (0.05)     $     (0.22)
                 ===========      ===========      ===========      ===========
Net income(loss)
per
share - Diluted  $     (0.01)     $     (0.12)     $     (0.05)     $     (0.22)
                 ===========      ===========      ===========      ===========

See accompanying notes to consolidated financial statements.



SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

                  Three Months Ended            Nine Months Ended
                    ------------------------      ------------------------
                    September 30,  September 30,  September 30,  September 30,
                      2003           2002           2003           2002
                   ---------      ---------      ---------      ---------
Net income
(loss)               (83,804)   $(1,118,483)      (537,337)   $(2,024,674)

Other comprehensive income (loss):
Unrealized gain (loss)
on available- for
sale securities
arising during
period, net of
Tax effect           (88,842)        12,349        (86,896)        61,161
                   ---------      ---------      ---------      ---------
Total other comp-
rehensive
income (loss)        (88,842)        12,349        (86,896)        61,161
                   ---------      ---------      ---------      ---------
Comprehensive
income (loss)       (172,646)   $(1,106,134)     $(624,233)   $(1,963,513)
                   =========      =========      =========      =========

See accompanying notes to consolidated financial statements.



SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
                                                      Nine Months Ended
                                                 ----------------------------
                                             September 30,     September 30,
                                                    2003             2002
                                                 -----------      -----------
Balance at beginning of period                   $ 4,627,246      $ 6,974,692
Issuance of Common Stock                                  --          313,476
Net income (loss)                                   (537,337)      (2,024,674)
Change in fair value of securities available
  for sale, net of tax                               (86,896)          61,161
                                                 -----------      -----------
Balance at end of period                         $ 4,003,013      $ 5,324,226
                                                 ===========      ===========

See accompanying notes to consolidated financial statements.


SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        Nine Months Ended
                                                 -----------------------------
                                                 September 30,    September 30,
                                                      2003             2002
                                                 -------------    ------------
Net cash from operating activities               $  (2,210,077)  $     148,371

Cash flows from investing activities:
  Net change in loans                                2,193,172     (15,099,143)
  Securities available for sale:
     Sales - Available for sale                        479,805
     Purchases - Available for sale                                 (8,304,272)
     Maturities, calls, and repayments               1,820,774      10,855,000
  Proceeds from the sales of other real estate
and repossessed assets                                 223,054
  Premises and equipment expenditures                   (6,894)       (162,719)
                                                 -------------   -------------
  Net cash from investing activities                 4,709,911     (12,711,134)
                                                 -------------   -------------
Cash flows from financing activities:
  Issuance of common stock                                   -          60,000
  Increase (decrease) in notes payable                       -         (37,746)
  Net change in deposits                            (7,997,336)      8,675,636
                                                 -------------   -------------
      Net cash from financing activities            (7,997,336)      8,697,890
                                                 -------------   -------------
Net change in cash and cash equivalents             (5,497,502)     (3,864,873)
Cash and cash equivalents
at beginning of period                              18,411,402      14,402,913
                                                 -------------   -------------
Cash and cash equivalents at end of period       $  12,913,900   $  10,538,040
                                                  =============   =============

Supplemental disclosures:
Cash paid for interest                           $  $1,350,592   $   1,360,369
Cash paid (refunds received) for federal
income taxes                                                --              --
Significant non-cash transactions:
Conversion of notes payable to common stock                 --   $     241,357
Transfers of repossessed collateral  to other
real estate and repossessed assets               $   2,218,023   $      73,013
Transfers of other real estate to loans for
sales that were financed                             1,153,033              --
Write-down of carrying value of
other real estate owned                                     --   $     (41,095)

See accompanying notes to consolidated financial statements.


SURETY CAPITAL CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Surety Capital Corporation (the "Holding Company") and its wholly-owned subsidiary, Surety Bank, National Association (the "Bank"), together, with the Holding Company, referred to as the "Company". All significant intercompany accounts and transactions have been eliminated in consolidation.
These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended
December 31, 2002, included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2002 (the "2002 Form 10-KSB"). Please refer to the accounting policies of the Company described in the notes to financial statements contained in the 2002 Form 10-KSB. The Company has consistently followed these policies in preparing this Form 10-QSB. Some items in prior financial statements have been reclassified to conform to the current presentation.
Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets." Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, was amortized on a straight-line method up to fifteen years prior to the adoption of SFAS
No. 142. Effective January 1, 2002, goodwill is no longer amortized but tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount should be assessed.
Impairment, if any, for goodwill is recognized as a permanent charge to noninterest expense. Management has determined that there is no goodwill impairment as of December 31, 2002 or September 30, 2003. The Company applies the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the market price of the Company's stock at the date of the grant above the amount an employee must pay to acquire the stock. No compensation expense is recognized when the exercise price is equal to the market value of the stock on the day of grant. The Financial Accounting Standards Board ("FASB") published SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS
No. 123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing rules, but will be required to disclose pro forma net income under the new method.
The following table reflects charges calculated under SFAS No. 123 of $14,411 and $17,697 for the three and nine months ending September 30, 2002. There have not been any options issued or expense incurred during 2003.


                          Three Months Ended             Nine Months Ended
                    ---------------------------    ----------------------------
                   September 30,  September 30,  September 30,    September 30,
                       2003            2002          2003            3002
                   ------------    -----------    -----------      ---------
Net income (loss)
 As reported       $    (83,804)   $(1,118,483)   $  (537,337)    (2,024,674)
 Pro forma         $    (83,804)     1,132,591)      (537,337)    (2,042,371)
Net income
(loss) per share
 As reported
  Basic            $      (0.01)   $     (0.12)   $     (0.05)     $   (0.22)
  Diluted
 Pro forma
  Basic            $      (0.01)   $     (0.12)         (0.05)         (0.22)
  Diluted          $      (0.01)   $     (0.12)         (0.05)         (0.22)



The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred significant losses, is operating under a written formal agreement with the OCC and a memorandum of understanding with the Federal Reserve Board and has not paid interest payments which have become due on the subordinated debt. The appropriateness of using the going concern basis is dependent upon the Company's ability to improve profitability through increasing marketing efforts, introducing new deposit products, emphasizing loan growth and reducing non-interest expense. In addition, the Company must meet the requirements of the formal agreement and the memorandum of understanding. The uncertainty of these conditions raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


                            Three Months Ended            Nine Months Ended
                        -------------------------     -------------------------
                        September 30, September 30, September 30, September 30,
                          2003            2002           2003            2002
                        ----------     ----------     ----------     ----------
Weighted-average shares
outstanding-            10,006,080      9,662,588     10,006,080      9,140,363
Basic
Effect of stock options        --             --             --             --
                        ----------     ----------     ----------     ----------

Weighted-average shares
outstanding-Diluted     10,006,080      9,662,588     10,006,080      9,140,363
                        ==========     ==========     ==========     ==========



The Company reported a net loss for the three and nine-month periods ended September 30, 2003 and 2002. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.

3. Securities
Securities available for sale consisted of the following:


                                          Gross          Gross        Estimated
                        Amortized     Unrealized     Unrealized       Fair
                          Cost          Gains        ( Losses)        Value
                      ------------   ------------   ------------   ------------
September 30, 2003:
U.S. Treasury notes   $     99,834   $         10   $         --   $     99,844
U.S. government
agency securities        1,005,458          6,416             --      1,011,874
Mortgage-backed
securities                 285,567             --         (3,470)       282,097
Other securities           827,904             --             --        827,904
                      ------------   ------------   ------------   ------------

      Total           $  2,218,763   $      6,426   $     (3,470)  $  2,221,719
                      ============   ============   ============   ============

December 31, 2002:
U.S. government
agencies              $  3,228,569   $     86,150   $         --   $  3,314,719
Mortgage-backed
securities                 433,771          3,704             --        437,475
Other securities           770,104             --             --        770,104
                      ------------   ------------   ------------   ------------

Total                 $  4,432,444   $     89,854   $         --   $  4,522,298
                      ============   ============   ============   ============


There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 2002 or September 30, 2003. Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan
Bank ("FHLB"). The amortized cost and estimated fair value of securities available for sale at September 30, 2003 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.


                                                                  Estimated
                                                Amortized            Fair
                                                   Cost             Value
                                               ------------      -----------
Due within one year                            $  1,105,292      $ 1,111,718
Due after one year through five years                    --               --
Due after five years through ten years                   --               --
Mortgage-backed securities                          285,567          828,097
Other securities                                    827,904          827,904
                                               ------------      -----------

Total securities available for sale            $  2,218,763      $ 2,221,719
                                               ============      ===========


There were sales of securities available for sale during the three-month period ended September 30, 2003. There were various bonds called and principal payments were received on mortgage-backed securities during the three-month and nine-month periods ended September 30, 2003 and September 30. 2002.

4. Loans
Loans consisted of the following:


                               September 30,      December 31,
                                      2003           2002
                                  ------------   -------------
Real estate loans                 $ 42,301,909   $ 42,521,100
Insurance premium financing          7,724,185     10,221,479
Commercial loans                    11,985,042     13,219,136
Consumer loans                       6,214,533      6,514,280
Accounts receivable factoring          444,560        309,044
                                  ------------   ------------

Total gross loans                   68,670,229     72,785,039

Unearned interest                     (369,760)      (278,213)
Allowance for credit losses         (1,666,325)    (1,461,487)
                                  ------------   ------------

Loans, net                        $ 66,634,144   $ 71,045,339
                                  ============   ============

Activity in the allowance for credit losses on loans was as follows:


                        Three Months Ended             Nine Months Ended
                     ---------------------------   ---------------------------
                     September 30, September 30,  September 30,  September 30,
                             2003          2002           2003           2002
                     ------------   ------------   ------------   ------------
Beginning balance    $  1,577,545   $  1,328,028   $  1,461,487   $  1,266,463

Provision for
 credit losses                 --   $  1,135,000             --      1,385,000
Charge-offs               (92,273)      (899,623)      (187,060)    (1,249,623)
Recoveries                181,031        130,012        391,898        291,869
                      ------------   ------------   ------------   ------------

Ending balance       $  1,666,325   $  1,693,417   $  1,666,325   $  1,693,709
                     ============   ============   ============   ============

Subsequent to September 30, 2003 an additional $134,093 in loans were charged to the allowance for credit losses on loans.

Impaired loans were as follows:


                                             September 30,      December 31,
                                                    2003           2002
                                               -------------   -------------
Impaired loans with allowance allocated        $   5,915,746   $   7,597,872
Impaired loans with no allowance allocated            82,722          60,183
                                               -------------   -------------

  Total impaired loans                         $   5,998,468   $   7,658,055
                                               =============   =============

Amount of the allowance allocated              $     838,684   $     955,740
                                               =============   =============

Nonperforming loans were as follows:


                                             September 30,      December 31,
                                                    2003           2002
                                               -------------   -------------
Loans past due over 90 days still on accrual   $   1,263,382   $   1,206,742
Nonaccrual loans                                   1,716,131       2,817,722
                                               -------------   -------------
Total nonperforming loans                      $   2,979,513   $   4,024,464
                                               =============   =============


5. Convertible Subordinated Debt and Notes Payable



On March 31, 1998, the Holding Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Company. The terms of the Notes are such that they qualify as Tier II capital under the Federal Reserve Board's regulatory capital guidelines applicable to bank holding companies. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008.
The Company did not pay the interest due March 31, 2002, September 30 2002, March 31, 2003 or September 30, 2003. In February 2002, the Company notified holders of its convertible debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of September 30, 2003, no agreement had been reached as to any restructuring of the convertible debt. The amount of the principal and any accrued and unpaid interest on the Notes is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the Notes, together with any accrued and unpaid interest, to be immediately due and payable. The Notes do not otherwise provide for any right of acceleration of the payment of principal thereof. The Notes are not subject to mandatory redemption or sinking fund provision. At any time after March 31, 2002 and prior to maturity, the Notes are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days notice, in whole or in part, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption.


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


In October and November 2001, certain current and former members of the Company's Board of Directors and one employee lent the Company $297,746 to enable the Company to meet its cash obligations. $37,746 of the promissory notes evidencing the loans advanced in 2001 matured December 31, 2001 and was due to a company in which a former director held an interest. This note was settled in January 2002 with payment of $25,000. During 2002, an additional $195,000 was lent to the Company. $95,000 and $320,000 of the promissory notes were converted into common stock during the years ended December 31, 2002 and 2001, respectively. A total of 438,392 and 888,885 shares of common stock were issued upon conversion of the above notes payable in 2002 and 2001, respectively.

6. Financial Instruments With Off-Balance-Sheet Risk and Concentration of Credit Risk Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued in the normal course of business to meet the financing needs of customers. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met. These agreements usually have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment. Financial instruments with off-balance sheet risk at September 30, 2003 and December 31, 2002 included unfunded loan commitments of $4,876,000 and $4,341,000 and letters of credit of $611,000 and $450,000, respectively. Federal funds sold totaled $8,381,987 and $15,375,333 at September 30, 2003 and December 31, 2002, respectively. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents. The Company has geographic concentrations of credit in its principal market areas of Bexar, Comal, Grayson, and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance Premium Finance ("IPF") loans, secured by the residual value of unearned insurance premiums, comprised $7,724,185 or 11.25%, and $10,221,479, or 14.0%, of gross loans at September 30, 2003 and
December 31, 2002, respectively.

7. Other Noninterest Expense
Other noninterest expense consisted of the following:


                          Three Months Ended            Nine Months Ended
                      --------------------------    --------------------------
                     September 30,  September 30,  September 30,  September 30,
                          2003           2002           2003           2002
                        ----------     ----------     ----------     ----------
Legal, auditing, and other
 professional services $  110,060     $  107,011     $  314,806     $  358,160
Postage and delivery       40,242         32,043        124,489         96,163
Telephone                  19,399         42,388         70,004        103,701
Office supplies            44,639         20,359         84,632         63,572
Amortization of intangibles
and debt issuance costs        --         10,397         20,796         31,103
Insurance                  64,498         30,136        139,664        111,928
FDIC and OCC assessments   58,413         25,942        115,827         76,288
Other                     103,567        103,191        314,661        493,784
                       ----------     ----------     ----------     ----------
Total other non-
interest expense       $  440,818     $  371,467     $1,184,879     $1,334,789
                       ==========     ==========     ==========     ==========



8. BUSINESS SEGMENTS
The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on interest income and profit or loss from operations.
                                                 Insurance
                              Community           Premium
                               Banking           Financing            Total
                          --------------     --------------     --------------
Nine month period
ended September 30, 2003:
 Interest income         $    3,465,440     $      819,463     $    4,284,903
 Provision for
 credit losses                       --                 --                 --
 Noninterest income             794,037                 --            794,037
 Noninterest expense          3,512,919            494,876          4,007,795
 Net income (loss)             (851,924)           314,587           (537,337)

Nine month period
ended September 30, 2002:
 Interest income         $    3,777,607     $      904,649     $    4,682,256
 Provision for
 credit losses                1,385,000                 --          1,385,000
 Noninterest income             796,264                 --            796,264
 Noninterest expense          3,987,047            467,100          4,454,147
 Net income (loss)           (2,462,222)           437,548         (2,024,674)

Three month period
ended September 30, 2003:
 Interest income         $    1,150,796     $      274,166     $    1,424,962
 Provision for
 credit losses                      --                 --                 --
 Noninterest income             150,303                 --            150,303
 Noninterest expense            964,501            144,739          1,109,240
 Net income (loss)             (203,230)           119,426            (83,804)

Three month period
ended September 30, 2002:
 Interest income         $    1,297,029     $      390,570     $    1,687,599
 Provision for
 credit losses                1,135,000                 --          1,135,000
 Noninterest income             211,563                 --            211,563
 Noninterest expense          1,239,797            119,891          1,359,688
 Net income (loss)           (1,389,161)           270,678         (1,118,483)

At September 30, 2003:
  Loans, gross           $   60,946,044     $    7,724,185     $   68,670,229
  Total assets           $   88,907,888     $    7,034,060     $   95,941,948

At December 31, 2002
  Loans, gross           $   62,563,560     $   10,221,479     $   72,785,039
  Total assets           $   94,697,845     $    9,351,218     $  104,049,063











MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2003 compared to December 31, 2002, and the consolidated results of operations for the nine-month and three-month periods ended September 30, 2003 compared to the same periods in 2002. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

- The ability of the Company to consummate the branch sale transaction announced previously and to continue to progress toward the completion of the initiatives discussed therein.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.


REGULATORY RELATIONS

FORMAL AGREEMENT WITH THE OCC. On November 19, 1998, the Board of Directors of the Bank entered into a formal written agreement (the "Formal Agreement") with the Office of the Comptroller of the Currency (the "OCC") pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. The Bank initially was unable to achieve the capital requirements set forth in the Formal Agreement and after receiving an extension from the OCC the Bank achieved the required levels of capital upon completion of the sale of the Midlothian and Waxahachie branches on September 30, 1999. It remained in compliance until 2002. At December 31, 2002 and March 31, 2003, the Bank was not in compliance with two of the capital ratio requirements. Tier I capital to average assets was 6.69% at March 31, 2003 and 6.36% at December 31, 2002 and total capital to risk-weighted assets was 10.02% at March 31, 2003 and 10.86% at December 31, 2002 versus the ratios required under the Formal Agreement of 7.00% and 14.00%, respectively.
On February 18, 2003, the Bank and the OCC entered into a new formal written agreement (the "New Formal Agreement") that replaced the prior agreement. The New Formal Agreement requires the Bank to develop, within ninety days of the agreement, an action plan detailing the Board of Directors' assessment of how to improve the Bank including implementation of procedures and a timetable. The New Formal Agreement also included provisions for making new appointments to the Board of Directors, increasing management effectiveness, adoption of a three-year strategic plan, the development of a three-year capital program, the preparation of a three-year business plan, and the development of a written program to improve the Bank's loan portfolio and the implementation of an internal audit program. The Bank has complied with these requirements. In addition, the New Formal Agreement requires that the Bank achieve ratios of Tier 1 capital to average assets of at least 8.0% and total capital to adjusted total assets of 12.0% by September 30, 2003. The OCC extended the September 30, 2003 date to December 31, 2003. The New Formal Agreement sets forth time limits to achieve each of the required actions. The OCC may extend the time requirements for good cause upon written application from the Board of Directors. If the Bank fails to achieve substantial compliance with the New Formal Agreement within ninety (90) days of the expiration of the time limits (including any duly granted extensions of time), the Board of Directors must provide a written report setting out its plans to sell, merge, or liquidate the Bank. The Board of Directors and management intend to comply with the provisions of the New Formal Agreement. However, compliance with provisions of the new Formal Agreement cannot be assured. As of November 3, 2003, the Bank was in compliance with eight of the nine Articles in the New Formal Agreement that required action. The bank did not meet the new ratio requirements. The compliance date has been extended by the OCC.
On September 30, 2003, Tier I capital to average assets was 6.7% versus the 8% required under the New Formal Agreement. Risk based capital to total risk-based assets was 9.99% vs. 12.0% required under the New Formal Agreement. The Company is actively pursuing several other alternatives in an effort to strengthen its capital positions. On October 31, 2003 the Bank entered into a definitive contract for the sale of its four branches in San Antonio. Upon closing of this transaction, which should occur during the fourth quarter
2003 or first quarter 2004, the Bank will be in full compliance with all nine Articles in the New Formal Agreement.

MEMORANDUM OF UNDERSTANDING. On October 28, 1999, the Board of Directors of the Company entered into a Memorandum of Understanding (the "MOU") with the Board of Governors of the Federal Reserve System (the "FRB"). Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC. The Company has not yet met any of its interest payment obligations on the $4.350 million convertible subordinated debt since missing the payment that was due
March 31, 2002. At September 30, 2003 and December 31, 2002, the Company did not meet the capital ratios established for capital adequacy purposes. Tier I capital to average assets was 1.50% and 1.99%, respectively, Tier I capital to risk-weighted assets was 2.21% and 2.65%, respectively, and total capital to risk-weighted assets was 3.47% and 5.24%, respectively, versus ratios established by the FRB for capital adequacy purposes of 4.00%, 4.00% and 8.00%, respectively. The FRB may take formal action including requiring that capital be increased or that the Company divest the Bank.

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


ANALYSIS OF FINANCIAL CONDITION

The Company's assets totaled $95.9 million at September 30, 2003, representing an $8.1 million, or 7.8% decrease compared to $104.0 million at December 31, 2002. Cash and cash equivalents declined $5.5 million, interest bearing deposits increased $3.2 million, securities available for sale declined $2.3 million and loans, adjusted for transfers to other real estate, declined $2.2 million over the nine month period. The decrease in assets was primarily the result of the management's decision to discontinue soliciting funds from cities, counties, and other political subdivisions ("public funds"). Public funds deposits declined $8.0 million over the nine month period. The decline was partly offset by increases in other deposit categories. The decline in cash and securities were directly related to the paying off of public fund deposit accounts.
Total securities declined $2.2 million, or 49.9%, primarily due to the sale of securities at a profit, the call of certain securities and repayments on mortgage-backed securities and were $2.2 million at September 30, 2003. Net unrealized gains were $3,000 at September 30, 2003 compared to $90,000 at December 31, 2002.

Net loans decreased $4.4 million, or 6.2%, from $71.0 million at December 31, 2002 to $66.6 million at September 30, 2003. IPF loans decreased $2.5 million, or 24.4%, from December 31, 2002 due primarily from the loss of a customer that referred significant business to the Bank. Real estate loans decreased $200,000, or 0.5%, due to the foreclosure on a loan secured by industrial property and transfer of the collateral to other real estate and repossessed assets.

Commercial loans decreased $1.2 million, or 9.3%, primarily due to repayments made in the ordinary course of business. Loans, net of unearned interest, as a percentage of total deposits were 79.4% at September 30, 2003 compared to 77.1% at December 31, 2002.

Other real estate owned and repossessed assets increased $1.2 million to $3.0 million at September 30, 2003. During the second quarter, the Bank foreclosed on a loan secured by industrial property. The Small Business Administration ("SBA") owned a second lien on the property equal to approximately 40% of the original purchase price. The SBA's position was extinguished in the foreclosure proceedings and the Bank owns the land with no encumbrances. Accordingly, the appraised value of the property significantly exceeds the Bank's carrying value and no loan loss was recorded as a result of the foreclosure. The property was a steel mill consisting of several metal and brick buildings on 29 acres of land in Fort Worth. As of November 3, 2003, the Bank had entered into a contract to demolish all the buildings except for one brick building for a payment of $300,000 in cash to the Bank. The Bank also has a contract to sell the brick building and approximately 3/4 of an acre of land for $600,000. The Bank is actively pursuing several purchasers and developers for the remainder of the acreage. The Bank also foreclosed on 22 homes during the third quarter, 2003. It has sold or has under contract five of these homes as of November 3, 2003.
No gain has been recorded on the sales or loans as of September 30, 2003.

Other assets and accrued interest receivable increased $22,000 from December 31, 2002. Total deposits were $86.0 million at September 30, 2003, an $8.0 million decrease, or 8.5%, from December 31, 2002. Noninterest-bearing demand deposits increased $2.2 million to $19.4 million and represented 22.6% of total deposits at September 30, 2003, compared to $17.2 million, or 18.3% of total deposits, at December 31, 2002. Savings, NOW and money market accounts decreased $6.7 million or 21.6%, due primarily to a $5.1 million decrease in public funds deposits and a $1.9 million decline in money market accounts, offset partly by growth in other savings categories. Management decided not to pursue public fund accounts due to minimum profitability of public funds deposits and to decrease total assets to comply with capital ratios established under the New Formal Agreement. Also contributing to the decrease in deposits was management's decision to lower all its interest rates on interest bearing accounts because of substantial amount of funds it was investing at federal funds rates that are less than 1% per annum.

Time deposits over $100,000 and other time deposits decreased $900,000 from December 31, 2002 to September 30, 2003. Time deposits made up 49.1% of the deposit portfolio at September 30, 2003 compared to 48.7% at December
31, 2002. Substantially all of the Company's time deposits mature in less than five years and are obtained from customers in the Company's primary market. The Company does not purchase brokered deposits. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the Formal Agreement.

Convertible subordinated debt totaled $4.4 million at September 30, 2003 and December 31, 2002. Convertible subordinated notes were issued on March 31,
1998 to provide funds to finance the acquisition of TexStar National Bank.
The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually. The Company has not yet met any of its interest payment obligations on the $4.4 million convertible subordinated debt since missing the payment that was due March 31, 2002. In February 2002, the Company notified the holders of its convertible debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of September 30, 2003, no agreement had been reached as to any restructuring of the convertible debt. Management does not know if it will be successful in these negotiations. The amount of the principal and any accrued and unpaid interest on the notes is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding notes may declare the principal of the notes, together with any accrued and unpaid interest, to be immediately due and payable. The notes do not otherwise provide for any right of acceleration of the payment of principal thereof.


COMPARISON OF RESULTS OF OPERATIONS

NET INCOME

General economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions affect the operating results of the Company. Interest rates on competing investments and general market rates of interest influence the Company's cost of funds. Lending activities are influenced by the demand for various types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities. The Company's net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Provisions for credit losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes also affect net income. The Company experienced an $84,000 net loss for the three months ended September 30, 2003 ($0.01 per share) compared to a $1,118,000 ($0.12 per share) net loss for the same period in 2002. For the nine-month period ended September 30, 2003, the Company recorded a $537,000 loss ($0.05 per share) compared to a $2,000,000 loss ($0.22 per share) during the same period of 2002. The Company did not reflect any tax benefit with the losses because the Company cannot be certain that it will receive a future income tax benefit. The loss is due primarily to the inability to generate sufficient levels of net interest income and fee income sufficient to offset normal operating expenses. The improvement in reducing the level of losses between periods is due primarily to a $1,1000,000 provision for credit loss expense recorded in the 2002-third quarter and a $120,000 reduction in salaries and employee benefits. No provision for credit loss expense was recorded during 2003. Partly offsetting the benefits of these expense reductions were a $256,000 reduction in net interest income, a $55,000 reduction in non-interest expense and an $181,000 increase in non-interest income. At September 30, 2003 total other real estate owned and repossessed assets was $3.0 million and loans on non-accrual status were $1.7 million.
As we discussed above, some of the other real estate is under contract or has been sold during the fourth quarter 2003. These non-performing assets represented $4.7 million or 4.9% of total assets. Resolution of these problem assets should have a positive effect for the Company's operations.

NET INTEREST INCOME

Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. For the third quarter 2003, net interest income decreased $238,000, or 22.1%, compared to the same period last year. This is due to a decline in short term interest rates and a shift in asset mix. The Company's net interest margin was 2.6% for the third quarter of 2003 compared to 4.7% during the same period last year. The weighted average yield on total interest-earning assets was 4.95% for the third quarter of 2003, a 225 basis point decline from the 7.2% realized during the same quarter last year. The average yield on federal funds sold declined from 1.9% during the third quarter of 2002 to 0.9% during the third quarter of 2003, a 100 basis point decline. Average balance of securities available for sale declined $6.3 million and the yield fell 103 basis points as government agencies called higher yielding securities. The average yield on loans declined from 7.9% to 6.9% due primarily to a reduction in IPF loans and a decrease in short term interest rates. The prime rate of interest averaged 4.00% during the third quarter of 2003 versus 4.75% during the year ago period, a 75 basis point decrease. The average balance of IPF loans declined nearly $2.5 million from the third quarter of 2002. The average yield on total earning assets declined 225 basis points to 4.95% while the average rate paid on interest bearing liabilities declined 10 basis points to 2.35% resulting in a 210 basis point decrease in net interest margins to 2.6%. The balance of non-interest bearing deposits was $18.9 million during the third quarter of 2003 and $16.2 million at December 31, 2002.

For the nine month period ended September30, 2003, net interest income declined $342,000. Loans represented 81% of average earning assets and the yield declined 100 basis points, consistent with the 75 basis point drop in the average prime interest rate. Average yield on total earning assets declined 2.2% primarily because total loan volumes declined $4.4 million and produced an average yield of 6.9% while average balance of securities available for sale, which yielded 2.6%, declined $2.3 million. The average balance of non-interest bearing deposits was $17.0 million for the nine month period ended September 30, 2003 and $16.6 million as of December 31, 2002. The Company remains asset sensitive, whereby its interest-earning assets will generally reprice more quickly than its interest-bearing liabilities. Therefore, the Company's net interest margin will generally increase in periods of rising market interest rates and will decrease in periods of declining market interest rates. However, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits.

ALLOWANCE AND PROVISION FOR CREDIT LOSSES

The Company maintains an allowance for credit losses in an amount that, in management's judgment, is more than adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio.
The amount of the provision is based on management's review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

All lending activity contains risks of loan losses and the Company recognizes these credit risks as a necessary element of its business activity. One of the primary objectives of the loan review function is to make recommendations tomanagement as to both specific loss reserves and overall portfolio loss reserves.

The Company experienced net loan recoveries of $89,000 during the third quarter of 2003 versus $796,000 net loan losses, during the same period of 2002. Recoveries of loans previously charged- off exceeded loan losses by $205,000 for the nine months ended September 30, 2003 compared to Loan losses, net of recoveries, of $958,000 during the first nine months of 2002. The allowance for credit losses at September 30, 2003 was $1.7 million, or 2.4% of period end loans, versus $1.2 million, or 1.6% of period end loans, loans at September 30, 2002. Nonperforming loans, defined as loans past due ninety days or more and loans for which the accrual of interest has been discontinued, totaled $2.9 million at September 30, 2003, a decrease from $4.0 million at December 31, 2002. Non-accrual loans declined $1.1 million due primarily to the foreclosure of a loan secured by industrial property. Nonperforming loans as a percentage of total loans were 4.4% at September 30, 2003 and 5.6%, at December 31, 2002. In May 2003, the Bank foreclosed on a $1.5 million commercial loan secured by industrial real estate and now owns the property. The loan was one of the loans for which the accrual of interest had been discontinued and was included in nonperforming loan totals for December 31, 2002. While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

NONINTEREST INCOME

Noninterest income totaled $380,000 in the third quarter of 2003, compared to $296,000 in the third quarter of 2002, an $84,000 increase. Service charges on deposit account income declined $52,000. The decline is primarily due to overdraft charges assessed in 2002 to two companies that are no longer Bank customers. Other non-interest income increased $135,000 for the third quarter of 2003 when compared to the third quarter of 2002. The increase was caused primarily by gains recorded on the sale of other real estate. For the nine month period ended September 30, 2003,total non-interest income declined $149,000.

NONINTEREST EXPENSE

Noninterest expense totaled $1.3 million for the three-month period ended September 30, 2003, representing a $55,000 decrease, or 4.0%, from the same period in 2002. Salaries and employee benefits expense for the third quarter of 2003 decreased $129,000 or 1.8% compared to the third quarter of 2002 due to fewer employees. Occupancy and equipment expenses increased $5,000 due primarily to higher insurance premiums and property tax expense.
The $69,000 increase in other expenses was due to an increase in theBank's FDIC and OCC assessments of $33,000, a increase in office supplies of $24,000, increase in insurance of $39,000 and a decrease in telephone expense of $23,000. For the nine month period ended September 30, 2003, non-interest expense declined $447,000. Salary and employee benefit expenses declined $450,000. Salary and employee benefits declined $254,000, and other expenses declined $150,000.

The Company's efficiency ratio was 107% for the three-month period ended September 30, 2003 compared to 564% for the comparable period of 2002. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for every dollar of revenue the Company generated in the third quarter of 2003, the Company incurred $1.07 in overhead expenses. The Company's efficiency ratios compare unfavorably to other financial institutions in the Company's peer group. The Company operates six full service branches. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio will improve as interest rates improve.


INCOME TAXES

The Company recorded no income tax benefits during 2003 or 2002.

LIQUIDITY

Liquidity is the ability of the Bank to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered to its customers. The Company's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank has the ability to borrow from the FHLB, subject to regulatory approval under the New Formal Agreement. Finally, the Bank can sell any of its performing loans through participation agreements to other financial institutions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains investments in liquid assets based upon management's assessment of
(1) need for funds,
(2) expected deposit flows,
(3) yields available on short-term liquid assets and
(4) objectives of the asset/liability management program.
Cash and cash equivalents were $12.9 million at September 30, 2003 and represented 14% of total assets and 15% of total deposits compared to 17.7% of total assets and 19.6% of total deposits at December 31, 2002. Subject to regulatory approval under the New Formal Agreement, the Bank has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.
The Company, as a holding company, is without significant assets other than its ownership of all the common stock of the Bank and is entirely dependent upon dividends received from the Bank or borrowings from its officers and directors in order to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2008, issued under an indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Indenture"). Under the New Formal Agreement, the Bank is currently precluded from declaring and paying any dividends without prior OCC approval. The Company has no source of funds to pay the interest that is past due on the debt or future interest requirements.
The Company has not yet met any of its interest payment obligations on the $4.350 million convertible subordinated debt since missing the payment that was due March 31, 2002. In February 2002, the Company notified holders of its convertible debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of September 30, 2003, no agreement had been reached as to any restructuring of the convertible debt. There are no commitments by any of the board of director members to lend additional funds. Accordingly, the Company does not have the financial means to service the interest payments on the notes.


CAPITAL RESOURCES

Total shareholders' equity was $4.0 million at September 30, 2003, representing
a $624,000 or 13.5% decrease from December 31, 2002   $294,000 of this decrease
was due to the accrual of interest on the $4.350 million convertible subordinated debt and $87,000 decrease in accumulated other comprehensive income. The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk-based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier I and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized."

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


                                                                   Minimum
                                                                 Requirements
                                                                 To Be Well
                                         Required                Capitalized
                 Actual Period-End       under New  For Capital  Under Prompt
                 Capital ratios          Formal     Adequacy       Action
                September  30, Dec. 31,  Agreement  Purposes    Requirements
                  2003        2002
               ---------------------- ---------   ----------- -------------
Leverage Ratio:
Tier I capital
to average
assets:
Consolidated      1.49%                   --          4.00%          5.00%
Bank              6.78%       6.36%     8.00%         4.00%          5.00%

Risk-Based
Capital Ratios:
Tier I capital
to risk-weighted
assets:
Consolidated       2.21%       2.65%       --          4.00%          6.00%
Bank               9.76%       8.80%       --          4.00%          6.00%
Total capital
to risk-weighted
assets:
Consolidated       3.47%       5.24%       --          8.00%         10.00%
Bank              11.06%      10.86%    12.00%         8.00%         10.00%


ITEM 3. CONTROLS AND PROCEDURES
An evaluation was performed under supervision and with participation of the Company's management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15e promulgated under the Exchange Act) as of September 30, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Although no default has been declared, the Company did not pay interest that was due March 31, 2002, September 30, 2002, March 31, 2003, or September 30, 2003 on $4,350,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2008, issued under an indenture dated as of March 31, 1998 between the Company and Bank of New York, as trustee.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) EXHIBITS
  See Index to Exhibits following the signature page to this form 10-QSB.

(b) REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the quarter ended September 30, 2003.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2003
Surety Capital Corporation

	By:  	/s/  John Quiroz
	      	------------------------------------------------------------
	     	John Quiroz, President and Chief Executive Officer (Principal Executive Officer)



	By:  	/s/  Tim Raso
	      	------------------------------------------------------------
	     	Tim Raso, Chief Operating Officer



	By:	/s/ Robert Curtis
		---------------------------------------------------------------
		Robert Curtis, Principal Financial Officer

INDEX TO EXHIBITS

EXHIBIT
 NUMBER        DESCRIPTION                           PAGE NUMBER
------------------------------------------------------------------------------
  3.01        Certificate of         Filed with the Company's Form 10-K
              Incorporation,         dated December 31, 1993 and
              as amended             incorporated by reference herein.
------------------------------------------------------------------------------
  3.02        Restated Bylaws         Filed with the Company's Form 10-K
              of the Company          dated December 31, 1994 and
                                      incorporated by reference herein.
------------------------------------------------------------------------------
  4.01        Form of Common          Filed with the Company's Form 10-K
              Stock certificate       dated December 31, 1993 and
              (specimen)              incorporated by reference herein.
------------------------------------------------------------------------------
  4.02        Indenture dated as    Filed with the Company's Form 10-Q for the
              of March 31, 1998     quarter ended March 31, 1998 and
              between the Company   incorporated by reference herein.
              and Harris Trust and
              and Savings Bank,
              Chicago, Illinois,
              as trustee
------------------------------------------------------------------------------
  4.03        Form of Notes         Filed with the Company's Form 10-Q for the
              (included in          quarter ended March 31, 1998 and
              Exhibit 4.02)         incorporated by reference herein.
------------------------------------------------------------------------------
  4.04        Form of Note           Filed with the Company's Registration
              Purchase Agreements    Statement No. 333-57601 on Form S-3 and
              dated March 31, 1998   incorporated by reference herein.
------------------------------------------------------------------------------
  10.1        Branch Sale Agreement   Filed with the Company's Form 8-K
              dated November 18, 2003 on November 18, 2003

------------------------------------------------------------------------------
   11         Statement Regarding     Reference is hereby made to the
              the Computation         Consolidated Statements of Operations
              of Earnings Per Share   on page 4 and Note 2 to the Consolidated
                                      Financial Statements on page 8 hereof
------------------------------------------------------------------------------
  31.1        Certification of Chief                                 29
              Executive  Officer
              Pursuant to Rule
              13a-14(a)/15d-14(a)
------------------------------------------------------------------------------
  31.2        Certification of Principal                             30
              Financial Officer
               Pursuant to Rule
              13a-14(a)/15d-14(a)
------------------------------------------------------------------------------
  32.1        Certification of the Chief                             31
              Executive Officer
              pursuant to section 906 of
              the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------
  32.2        Certification of the Principal                          32
              Financial Officer
              pursuant to section 906 of
              the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------




Exhibit 31.2
I, John Quiroz, President and Chief Executive Officer of Surety Capital Corporation, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Surety Capital Corporation
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   b) [intentionally omitted]
   c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 19, 2003                             /s/ John Quiroz
                                                  --------------------------
                                                  John Quiroz, President and
                                                   Chief Executive Officer





Exhibit 31.2
I, Robert Curtis, Principal Financial Officer of Surety Capital Corporation, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Surety Capital Corporation
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   b) [intentionally omitted]
   c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
   d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 19, 2003                           /s/ Robert Curtis
                                                -----------------------------
                                                Robert Curtis
                                                Principal Financial Officer





Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Surety Capital Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John Quiroz, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ John Quiroz
---------------------------------
    John Quiroz
    President and Chief Executive Officer
    November 19, 2003





Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Surety Capital Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert Curtis, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Robert Curtis
---------------------------------

   Robert Curtis
   Principal Financial Officer
November 19, 2003