Form 10KSB
period 2003-12-31
SURETY CAPITAL CORP /DE/
filed 2004-04-16
CIK 784932

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Issuer's revenues for its most recent fiscal year: $5,811,165

The aggregate market value of Common Stock held by nonaffiliates of the Registrant on April 1, 2004, based on the average of the bid and ask price for the Common Stock, was $700,426. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the
Registrant.

As of April 1, 2004, 10,006,080 shares of Common Stock were outstanding.

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

- The ability of the Company to manage the risks associated with the foregoing as well as its inability to meet its obligations under the subordinated convertible notes including interest payments that became due March 31, 2002 which the Company has not made.

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

PART I

ITEM 1. BUSINESS.

GENERAL

Surety Capital Corporation (the "Company"), a corporation incorporated under the laws of the state of Delaware in 1985, is a bank holding company registered under the bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company owns all of the issued and outstanding shares of capital stock of Surety Bank, National Association (the "Bank"), Fort Worth, Texas, formerly Texas Bank, National Association and formerly Texas National Bank. On December 31, 2003 the Bank had full service offices in Converse, Fort Worth, New Braunfels, San Antonio, Universal City, and Whitesboro, Texas. On January 15, 2004 the Bank sold its full service offices in Converse, New Braunfels, San Antonio and Universal City, Texas.

The Company's principal executive offices are located at 1501 Summit Avenue, Fort Worth, Texas 76102, and its telephone number is 817-335-5955.

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

THE BANK

The Bank was chartered as a national banking association in 1983. After January 15, 2004, the Bank operates full service offices in Fort Worth and Whitesboro, Texas. The Bank also operates one mobile branch to serve Dallas and Tarrant counties in Texas. The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, money transfers, safe deposit facilities, commercial loans, real estate mortgage loans, consumer loans and night depository facilities. The Bank specializes in IPF lending. At December 31, 2003, commercial loans, real estate loans, consumer loans and IPF loans represented 16.19%, 66.64%, 9.02% and 7.95% of the Company's total loan portfolio, respectively. Management believes that no material industry or group concentrations exist in the loan portfolio.

REGULATORY RELATIONS

FORMAL AGREEMENT. On February 18, 2003, the Bank and OCC entered into a new formal written agreement (the "New Formal Agreement") that replaced prior agreements with the OCC. The New Formal Agreement requires the Bank to develop, within 90 days of the agreement, an action plan detailing the Board of Directors' assessment of how to improve the Bank including implementation and timetable. The New Formal Agreement also includes provisions for new appointments to the Board of Directors, management effectiveness, adoption of a three-year strategic plan and preparation of a three-year business plan. In addition, the New Formal Agreement requires that the Bank achieve ratios of Tier 1 capital to average assets of at least 8.0% and Total capital to adjusted total assets of 12.0% by June 30, 2003. The Board is also required to develop a three-year capital program, develop a written program to improve the Bank's loan portfolio and implement an internal audit program. The New Formal Agreement sets forth time limits to achieve each of the required actions. The OCC may extend the time requirements for good cause upon written application from the Board of Directors. If the Bank fails to achieve substantial compliance with the New Formal Agreement within 90 days of the expiration of the time limits (including any duly granted extensions of time), the Board of Directors must provide a written report setting out its plans to sell, merge, or liquidate the Bank. The Board of Directors and management intend to comply with the provisions of the New Formal Agreement. However, compliance with provisions of the Formal Agreement cannot be assured. At December 31, 2003 the Bank complied initially with all requirements of the Formal Agreement other than meeting the required ratios. However, with the sale of the 4 San Antonio branches, the Bank is now in substantial compliance with all ratios. On December 31, 2003 tier 1 capital to average assets was 6.36% and total capital to risk-weighted assets was 10.06% versus the ratios required under the Formal Agreement of 8.00% and 12.00%, respectively.

MEMORANDUM OF UNDERSTANDING. On October 28, 1999, the Board of Directors of the Company entered into a Memorandum of Understanding (the "MOU") with the Board of Governors of the Federal Reserve System (the "FRB"). Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC. The Company has substantially complied with the requirements of the MOU. However, the Company has not yet met any of its interest payment obligations on the $4.350 million convertible subordinated debt since missing the payment that was due March 31, 2002. At December 31, 2003, the Company did not meet the capital ratios established for capital adequacy purposes. Tier 1 capital to average assets was 1.99%, Tier 1 capital to risk-weighted assets was 2.65% and total capital to risk-weighted assets was 5.24% versus ratios established by the FRB for capital adequacy purposes of 4.00%, 4.00% and 8.00%, respectively. The FRB may take formal action including requiring that capital be increased or that the Company divest the Bank.

SECURITIES AND EXCHANGE COMMISSION AGREEMENT. The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the “Exchange Act”. The Securities and Exchange Commission ("SEC") investigated the Company and others with respect to various accounting irregularities found by the Company in its IPF division during an internal audit of the division conducted in 1999 and the first quarter of 2000. Upon finding the irregularities, the Company reported them to the SEC, the OCC as well as certain other legal authorities. The Company fully cooperated with the SEC as well as bank regulatory agencies involved in investigating the irregularities. In February 2002, the SEC issued a finding that the Company violated certain sections of the Exchange Act. In March 2002, the Company entered into a settlement with the SEC. In connection with the settlement, the Company acknowledged certain reporting and internal control deficiencies and agreed to cease and desist from the stipulated violations in the future. The Company and the Bank no longer employ the persons directly responsible for managing the IPF division during the period when the diversions occurred and the Company no longer uses the services of the accounting firm auditing the Company at that time. None of the current members of the Company or Bank's Board of Directors served in those capacities during the period when the violations of the Exchange Act occurred.

DEPENDENCE ON BANK

The Company, as a holding company, is without significant assets other than its ownership of all the common stock of the Bank. The Company is dependent upon dividends received from the Bank in order to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of 9% Convertible Subordinated Notes due 2008 (the "Notes"), issued under an indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Indenture"). Under the New Formal Agreement, the Bank is currently precluded from declaring and paying any dividends without prior OCC approval and no approval has been obtained. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs. On March 28, 2000, the OCC approved a reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. During 2001, certain Board members lent the Company $195,000 under noninterest bearing notes convertible into shares of unregistered restricted stock and purchased shares of newly issued restricted stock for $351,900 to enable the Company to meet its cash obligations, including interest payments on the Notes. During 2002, the Company issued 655,000 shares of unregistered restricted common stock for $68,100 and converted $95,000 of non-interest bearing notes into 438,392 shares of unregistered restricted common stock. During 2003, the Company received $15,000 to pay corporate expenses for the issuance of 833,333 shares of unregistered restricted common stock. The amount has been recorded as a liability pending the issuance of the common shares. There have been no approvals by the OCC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Company which been requested. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs.

In recent conversations between the Company and certain holders of the notes, one holder has threatened to file an involuntary petition in bankruptcy against the Company. The Company understands that the threatening holder is seeking two other holders to join in the filing of an involuntary petition in bankruptcy against the Company. In the event the holder makes the threatened bankruptcy filing, the Company would evaluate whether legal recourse was available against the holder and, if appropriate, may initiate action against the holder.

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

IPF lending involves the lending of funds to companies and individuals for the purpose of financing their purchase of property and casualty insurance. The Company markets this product through approximately 250 independent insurance agents and maintains a loan portfolio supported by insurance policies underwritten by approximately 300 insurance companies. The loans are relatively short term, generally with initial maturities of eight to ten months. The down payment and monthly installments on each loan are calculated so that in most cases the equity or value of the unearned premium in the policy exceeds the net balance due on the loan. If the borrower does not make the loan payments on time, the Company has the right, after notice to the borrower, to cancel the insurance policy and to receive the entire amount of the unearned premium from the insurance company writing the insurance. The unearned premium is then applied to the net loan balance. As a result of various accounting irregularities found by the Company during the course of an internal audit of the IPF division of the Bank conducted in 1999 and concluded in the first quarter of 2000, the Company recognized additional losses, including interest, of $2,611,000 (on a before tax basis) over prior years beginning in the first quarter of 1996 and extending through the fourth quarter of 1999. These losses were primarily the result of the diversion of refunds due certain insurance premium finance customers to the accounts of other customers. Errors resulting from the absence of appropriate accounting controls also contributed to a much lesser extent to such losses. Upon finding the irregular transactions, the Company's management reported the irregularities to the Board of Directors and the OCC. On September 21, 1999 the Board of Directors and the OCC entered into an Amendment to the original Formal Agreement pursuant to which the Bank was required to retain the services of a qualified and independent auditor of the Bank to review all IPF accounting transactions (from 1997 forward) relating to any overpayment of loan balances and/or refunds due to IPF customers and report to the Board of Directors and the OCC regarding the review. The Company engaged Thomas J. Kwentus C.P.A., an independent forensic accountant who later joined the Company's Board of Directors, to conduct an independent review of the IPF division covering the period from January 1, 1996 to December 31, 1999. Based on the findings of the review, the Company made refunds to affected borrowers totaling $2,523,000, of which $567,000 was interest. The Company and the Bank no longer employ the persons directly responsible for managing the IPF division during the period when the diversions occurred. There can be no assurance that additional regulatory actions involving the Company or the Bank will not be taken, or if taken, will not have a material adverse impact on the Company or the Bank. The Company is cooperating with regulatory and law enforcement agencies in their review of these matters. Additionally, the Company charged off $1.8 million in IPF loans, net of recoveries, in 1998 primarily related to IPF loans generated by the Bank's southeastern United States IPF operation headquartered in Atlanta, Georgia. The Atlanta office has been closed and, with the exception of a few relationships, loan production from that market has been terminated. Management will continue to actively and aggressively attempt to collect the charged-off IPF loans.

At December 31, 2003, IPF loans totaled $5.3 million or 7.95% of the Bank's gross loans, compared to $10.2 million, or 14.04% of gross loans, at December 31, 2002.

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

EMPLOYEES

As of December 31, 2003 the Bank had 77 full-time employees and 1 part-time employee. The Bank provides a number of benefits such as health, dental and life insurance for all employees, as well as education assistance for qualified, employees. None of the Bank's employees are subject to a collective bargaining agreement, and the Bank believes that its employee relations are good. The Company has no employees not also employed by the Bank.

SELECTED FINANCIAL DATA

The following summary of consolidated financial data of the Company is derived from the financial statements of the Company as of and for the five years ended December 31, 2003. At December 31,
-------------------------------------------------------------
(Dollars in thousands, except per share amounts)
2003 2002 2001 2000 1999(1)
-------------------------------------------------------------
BALANCE SHEET DATA:

Total assets 91,438 104,049 $95,560 $93,180 $104,194
Cash and cash equivalents 14,426 18,411 14,403 11,023 9,751
Securities available for sale 1,580 4,522 10,598 13,071 12,480
Securities held to maturity -- -- -- -- --
Loans, net of unearned interest67,182 72,506 62,263 59,502 67,207
Allowance for credit losses on
loans (1,688) (1,461) (1,266) (1,264) (1,434)
Total deposits 81,437 94,026 83,155 79,661 84,878
Long term debt 4,350 4,350 4,350 4,350 4,350
Shareholders' equity 3,762 4,627 6,975 7,678 11,323

For the Year Ended December 31,
--------------------------------------------------------
2003 2002 2001 2000 1999(1)
--------------------------------------------------------

INCOME STATEMENT DATA:

Interest income 5,811 6,364 6,996 7,488 9,912
Interest expense 2,050 2,262 3,225 3,372 4,104
--------------------------------------------------------
Net interest income 3,761 4,102 3,771 4,116 5,808
Provision for credit losses 245 1,885 -- (35) 137
--------------------------------------------------------
Net interest income after
provision for credit losses 3,516 2,217 3,771 4,151 5,671
Noninterest income 959 1,007 858 1,900 4,552
Noninterest expense 5,249 5,973 6,183 9,326 10,809
---------------------------------------------------------
Income (loss) before income taxes (774) (2,751) (1,554) (3,275) (586)
Income tax expense (benefit) -- -- 839 (840) --
---------------------------------------------------------
Net income (loss) $ (774) $ (2,751) $ (1,554) $ (4,114) $ 254

COMMON SHARE DATA:

Net income (loss) – basic $ (0.08) $ (0.30) $ (0.23) $ (0.69) $ 0.04
Net income (loss) – diluted $ (0.08) $ (0.30) (0.23) (0.69) 0.04
Book value 0.38 0.47 0.87 1.30 1.92
Dividend pay-out ratio -- -- -- -- --

At or for the Year Ended December 31,
-------------------------------------------------------------
2003 2002 2001 2000 1999(1)
-------------------------------------------------------------
PERFORMANCE DATA

Return (loss) on average total
assets (0.85)% (2.72)% (1.64)% (4.20)% 0.19%
Return (loss) on average shareholders'
equity (20.6)% (47.35)% (20.72)% (38.02)% 2.28%
Net interest spread(2) 4.16% 3.96% 3.93% 4.30% 4.28%
Net interest margin(3) 4.48% 4.38% 4.60% 5.06% 4.98%
Average shareholders'
equity to average assets 4.30% 5.75% 7.92% 11.04% 8.11%
Total loans to total deposits at
year-end 80.42% 77.11% 74.88% 74.69% 79.18%

ASSET QUALITY RATIOS

Nonperforming assets to total
assets 5.82% 5.60% 1.54% 2.41% 1.48%
Nonperforming loans to total
loans 4.78% 5.55% 1.18% 2.15% 1.06%
Net loan charge-offs to average
loans 0.03% 2.42% 0.00% 0.22% 1.61%
Allowance for credit losses on loans to
total loans 2.51% 2.02% 2.03% 2.12% 2.12%
Allowance for credit losses on loans to
nonperforming 52.03% 36.32% 172.98% 98.53% 199.30%

(1) On June 30, 1999, the Company sold two branches located in Waxahachie and Midlothian, Texas.
(2) Calculated as the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Calculated as net interest income divided by average interest-earning assets.

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

MEMORANDUM OF UNDERSTANDING. On October 28, 1999, the Board of Directors of the Company entered into an MOU with the FRB. Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Company has submitted each of the requested plans and procedures to the FRB. However, the Company did not pay its interest payment obligation on the $4.350 million subordinated convertible debt that was due March 31, 2002 or any interest payment due since then. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Company by the OCC. At December 31, 2003, the Company did not comply with the capital ratios established for capital adequacy purposes. Tier 1 capital to average assets was 1.10%, Tier 1 capital to risk-weighted assets was 1.31% and total capital to risk-weighted assets was 2.61% versus ratios established by the FRB for capital adequacy purposes of 4.00%, 4.00% and 8.00%, respectively.

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

ACQUISITIONS OF CONTROL. The BHC Act and the Change in Bank Control Act, together with regulations promulgated by the FRB, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Company, subject to certain exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act, as amended, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption. Control is rebuttably presumed not to exist if a company acquires less than 5% of any class of voting securities of a bank or a bank holding company.

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

GRAMM-LEACH-BLILEY ACT OF 1999. The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") eliminates many legal barriers between banks and bank holding companies, on the one hand, and securities firms, insurance companies and other financial services providers, on the other. Among other things, the GLB Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHC Act to permit bank holding companies that qualify as "financial holding companies" ("FHCs") to engage in activities, and acquire companies engaged in activities, that are: (a) financial in nature; (b) incidental to financial activities; or (c) complementary to financial activities if the FRB determines that they pose no substantial risk to the safety or soundness of depository institutions or the financial system in general. The GLB Act treats various lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market making, and merchant banking activities as financial in nature for this purpose. The FRB, in consultation with the Secretary of the Treasury, may add to this list. The GLB Act not only permits bank holding companies to acquire securities and insurance firms, but also allows such firms to acquire banks and bank holding companies.

A bank holding company may become an FHC only if: (a) all of its depository institution subsidiaries are well capitalized; (b) all of its depository institution subsidiaries are well managed; and (c) the bank holding company has filed with the FRB a declaration that the company elects to be an FHC. In addition, a bank holding company generally may not commence any new activity or acquire any additional company as an FHC if any of its depository institution subsidiaries has received a rating of less than "satisfactory" in its most recent examination under the Community Reinvestment Act of 1977 ("CRA"). The GLB Act generally permits national banks to engage through special financial subsidiaries in the financial and other incidental activities authorized for FHCs by the GLB Act. However, such financial subsidiaries may not engage in insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development or, at least for the first five years after the GLB Act's enactment, merchant banking. Also, the national bank in question and all its depository institution affiliates must be well capitalized, well managed and have satisfactory CRA ratings, and there are limits on such a bank's investments in such subsidiaries. With certain limited exceptions, a national bank's dealings with its financial subsidiaries are subject to Sections 23A and 23B of the Federal Reserve Act.

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

SECURITIES AND EXCHANGE COMMISSION AGREEMENT. The Company is subject to reporting and other requirements of the Exchange Act, as amended. The SEC investigated the Company and others with respect to various accounting irregularities found by the Company's in its IPF division during an internal audit of the division conducted in 1999 and the first quarter of 2000. Upon finding the irregularities, the Company reported them to the SEC, the OCC as well as certain other legal authorities. The Company fully cooperated with the SEC as well as bank regulatory agencies involved in investigating the irregularities. In February 2002, the SEC issued a finding that the Company violated certain sections of the Exchange Act.

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

FORMAL AGREEMENT WITH THE OCC. On February 18, 2003, the Bank and OCC entered into the New Formal Agreement that replaced prior agreements with the OCC. The New Formal Agreement requires the Bank to develop, within 90 days of the agreement, an action plan detailing the Board of Directors' assessment of how to improve the Bank including implementation and timetable. The New Formal Agreement also includes provisions for new appointments to the Board of Directors, management effectiveness, adoption of a three-year strategic plan and preparation of a three-year business plan. In addition, the New Formal Agreement requires that the Bank achieve ratios of Tier 1 capital to average assets of at least 8.0% and Total capital to adjusted total assets of 12.0% by June 30, 2003. The Board is also to develop a three-year capital program, develop a written program to improve the Bank's loan portfolio and implement an internal audit program. The New Formal Agreement sets forth time limits to achieve each of the required actions. The OCC may extend the time requirements for good cause upon written application from the Board of Directors. If the Bank fails to achieve substantial compliance with the New Formal Agreement within 90 days of the expiration of the time limits (including any duly granted extension of time), the Board shall provide a written report setting out its plans to sell, merge, or liquidate the Bank. The Bank did not comply with all the provisions at the end of the 90 day period. Since the Bank had entered into a contract to sell the San Antonio, New Braunfels, Converse and Universal City banks, the OCC extended the period until the sale was closed. The sale was closed as of January 15, 2004 and the Bank is now in substantial compliance with the New Formal Agreement.

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

Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. As of December 31, 2003 the Bank has negative undivided profits of $(8,925,803). Payment of dividends out of undivided profits is further limited by 12 U.S.C. Section 60(a), which prohibits a national bank from declaring a dividend on its shares of common stock until its surplus equals its common capital, unless there has been transferred to surplus not less than 1/10th of the national bank's net income of the preceding half year in the case of quarterly or semi-annual dividends or not less than 1/10th of the national bank's net income of the preceding two consecutive half year periods in the case of annual dividends. The payment of dividends by the Bank is also subject to the provisions of 12 U.S.C. Section 60(b), which provides that no dividend may be declared or paid without the prior approval of the OCC if the total of all dividends, including the proposed dividend, in any calendar year exceeds the total of the Bank's net income for that year combined with its retained net income (or loss) of the preceding two years. The Bank incurred aggregated losses for fiscal years 2003 and 2002 in the aggregate amount of $2,605,713. Furthermore, under federal law, a bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." Moreover, the OCC may find a dividend payment that meets all of the foregoing statutory requirements to be an unsafe and unsound practice and on those grounds prohibit the dividend.

Additionally, the New Formal Agreement prohibits the Board of Directors of the Bank from declaring or paying any dividends unless the Bank (a) is in compliance with 12 U.S.C. Sections 56 and 60, its approved capital program provided for in the New Formal Agreement, and the Tier 1 capital levels set forth in the New Formal Agreement, and (b) has obtained the prior written approval of the OCC. See "Formal Agreement with the OCC" under "Item 1. Business - Supervision and Regulation: Regulation of the Bank."

On November 9, 1999, the OCC approved a $262,000 reduction of the Bank's surplus, the proceeds of which were up streamed to the Company, which together with a $60,000 capital contribution by certain officers and directors of the Company and a $139,000 federal income tax payment by the Bank to the Company, was sufficient to enable the Company to meet its September 30, 1999 interest obligations under the Notes and to pay certain other operating expenses. On March 28, 2000 the OCC approved another reduction in the Bank's surplus in the amount of $500,000 that enabled the Bank to meet its debt service obligations under the Notes and to pay for other operating expenses through March 31, 2000. In October 2000, certain current and former members of the Company's Board of Directors and an employee loaned the Company $260,000 and another director agreed to accept a $38,000 promissory note for fees due. The notes did not bear interest and matured January 2, 2002, except for the note for fees due, which matured on December 31, 2001. The $38,000 promissory note for fees due was paid in January 2002 for $25,000. During 2001, certain Board members loaned the Company $195,000 under the notes and purchased Shares of newly issued restricted stock for $351,900 to enable the Company to meet its cash obligations, including interest payments on the Notes. During 2002, the Company sold 655,000 shares of restricted common stock to members of the Board of Directors for $68,100 and issued 438,392 shares in conversion of the remaining $95,000 of notes from directors mentioned above. During 2003, the Company received $15,000 for 833,333 shares of restricted common stock to from members of the Board of Directors. The amount has been recorded as a liability pending the issuance of the shares. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs. The Company is attempting to negotiate with Note Holders to accept non-interest bearing notes, warrants to purchase Company stock, and/or a modified conversion feature in exchange for interest to be due over the next three years. The Company does not know if it will be successful in these negotiations.

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

The Company is unable to make the required interest payments, and continues to be in default under the Notes. The Indenture pursuant to which the Notes are issued does not provide for any right of acceleration of the payment of the Notes as a result of any failure of the Company to timely pay principal of and interest on the Notes, or to comply with the covenants contained in the Indenture; the holder of the Notes (or the Trustee on behalf of the holders of all the Notes affected) may, however, in lieu of accelerating the maturity of the Notes, seek to enforce payment of such interest, principal or premium, if any, and the performance of such covenants or agreements. Furthermore, the Notes may be accelerated in the event of the bankruptcy, insolvency or reorganization of the Company. The initiation of any such course of action by the holders of the Notes in the event of the failure of the Company to meet its debt servicing obligations under the Notes could have a significant adverse impact on the future operations of the Company. In February 2002, the Company notified the holders of its notes that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of December 31, 2003, no agreement had been reached as to any restructuring of the convertible subordinated debt. Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its stockholders, including any depository institution holding company (such as the Company) or any stockholder or creditor thereof.

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

CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. FDIA requires the OCC to take "prompt corrective action" with respect to any national bank that does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well-capitalized" to "critically undercapitalized," and require or permit the OCC to take supervisory action regarding any national bank that is not at least "adequately capitalized." Under these regulations, a national bank is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and it is not subject to any order, written agreement or directive to meet and maintain a specific capital level for any capital measure. A national bank is considered "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage capital ratio of 4% or greater, and the institution does not meet the definition of an undercapitalized institution. A national bank is considered "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%. A "significantly undercapitalized" institution is one which has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%. A "critically undercapitalized" institution is one that has a ratio of tangible equity to total assets that is equal to or less than 2%. With certain exceptions, national banks will be prohibited from making capital distributions or paying management fees if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized national banks will be required to file capital restoration plans with the OCC. Undercapitalized national banks also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The OCC may also, among other things, require an undercapitalized national bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

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
Based on its capital ratios as of December 31, 2003, and exclusive of the New Formal Agreement, the Bank meets the requirements to be categorized as adequately capitalized under the applicable regulations. However, if the Bank was to become undercapitalized and these restrictions were to be imposed, the restrictions, either individually or in the aggregate, could have a significant adverse effect on the operations of the Bank.

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

The minimum standard for the ratio of Tier 1 capital to total risk-weighted assets is 4% and the ratio of total capital to risk-weighted assets (including certain off-balance sheet obligations, such as standby letters of credit) is 8%. At least half of the risk-based capital must consist of common equity, retained earnings, and qualifying perpetual preferred stock, less deductions for goodwill and various other intangibles ("Tier 1 capital"). The remainder may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, preferred stock, and a limited amount of the general valuation allowance for loan losses ("Tier 2 capital"). The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital." See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

The FRB (for the Company) and the OCC (for the Bank) have also adopted guidelines which supplement the risk-based capital guidelines with a minimum leverage ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3% for institutions with well diversified risk (including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings), that are generally considered to be strong banking organizations (rated a CAMEL 1 under applicable federal guidelines), and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4% to 5%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The FRB continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expanding activities by bank holding companies. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital (less deductions for intangibles otherwise includable in Tier 1 capital) to total tangible assets. See "Item 6.

Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" for a discussion of the Company's and the Bank's Tier 1 and Tier 2 capital ratios.

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

STATISTICAL DISCLOSURES

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the SEC's Industry Guide 3, "Statistical Disclosures By Bank Holding Companies" for a specific reference as to the location of required disclosures included as a part of this Form 10-KSB as of and for the year ended December 31, 2003.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL A & B.

A. Average Balance Sheet and Related Analysis of Net Interest Earnings - This information is included under the heading "Yields Earned and Rates Paid" included in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

B. Interest Differential - This information is included under the heading "Yields Earned and Rates Paid" included in "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations."

II. SECURITIES PORTFOLIO

A. The following is a schedule of the carrying values of securities available for sale and other securities at December 31:

2003 2002 2001
---- ---- ----
U.S. Treasury notes $ -- $ -- $ --
U.S. government agencies(1) 503,125 3,314,719 9,082,196
State and county municipals -- -- --
Mortgage-backed securities 249,845 437,475 748,737
Other securities 827,904 770,104 766,904
----------- ------------ ------------

Total securities $ 1,580,874 $ 4,522,298 $ 10,597,837
=========== ============ ============

(1) Declining interest rates during 2003 created a favorable environment for entities to issue new bonds at a lower rate and call or payoff existing bonds. The Bank elected not to repurchase bonds at a lower rate, but rather, elected to invest in Federal Funds (overnight investment) with the intent to fund IPF loans, the potential sale of our San Antonio branches and to fund new loans.

B. The following is a schedule of maturities for each category of securities available for sale and the related weighted-average yield of such securities as of December 31, 2003 (Other securities, which consists primarily of stock holdings in the Independent Bankers Corporation, the Federal Reserve Bank and the Federal Home Loan Bank are not considered in the calculation of total yield):

After 1 Year but After 5 Years but After 10 Years and
Within 1 year Within 5 Years Within 10 Years Other Securities
------------------- ------------------- -------------------- --------------------
Amount Yield Amount Yield Amount Yield Amount Yield
------ ----- ------ ----- ------ ----- ------ -----
U.S. government agencies
$503,125 3.30% $-- --% $-- --% $-- -%
Mortgage-backed securities
-- -- -- -- -- -- 249,845 2.31%
Other securities
-- -- -- -- -- -- 827,904 --%
-------- ---------- --------- ----------
Total
$503,125 3.30% $-- --% $-- --% $1,077,749 2.31%
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

C. Excluding holdings of obligations of U.S. government agencies with a cost of $3,228,569, there were no investments in securities of any one issuer exceeding 10% of the Company's consolidated shareholders' equity at December 31, 2003.

III. LOAN PORTFOLIO

A. Types of Loans - Total year-end loans are comprised of the following classifications:

2003 2002 2001 2000 1999
---------------------------------------------------------------------
Loans:
Insurance premium
financing $ 5,353,579 $ 10,221,479 $ 4,588,151 $5,951,300 $20,639,094
Commercial loans 10,900,978 13,219,136 13,311,170 10,919,098 8,841,027
Consumer loans 6,077,064 6,514,280 6,202,544 5,511,651 5,678,584
Real estate loans 44,865,978 42,521,100 38,296,528 37,280,209 32,558,724 Accounts Receivable
Factoring 126,612 309,044 -- -- --
---------------------------------------------------------------------
Total loans $67,324,211 $ 72,785,039 $62,398,393 $59,662,258 $67,717,429

Less: Unearned
interest (142,148) (278,213) (135,216) (160,237) (510,834)
Allowance for
credit losses (1,687,777) (1,461,487) (1,266,463) (1,263,961) (1,434,041)
------------ ----------- ----------- ----------- ----------
Total loans, net $65,494,286 $ 71,045,339 $60,996,714 $58,238,060 $65,772,554
============ ============= =========== =========== ===========

The following table details the percentage of loans in each category to total loans as of December 31:
2003 2002 2001 2000 1999
------------------------------------------------
Loans:

Insurance premium financing 7.95% 14.04% 7.35% 9.97% 30.48%

Commercial loans 16.19% 18.59% 21.33% 18.30% 13.06%

Consumer loans 9.02% 8.95% 9.94% 9.24% 8.38%

Real estate loans 66.64% 58.42% 61.38% 62.49% 48.08%
------ ------ ------ ------ ------
Total loans 100.00% 100.00% 100.00% 100.00% 100.00%
====== ====== ====== ====== ======

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and home equity loans, insurance premium finance loans and consumer installment loans, as of April 15, 2004:

Within One One Year to After Five
Year Five Years Years Total
------------- -------------- ----------- ---------
Fixed Rate:
Commercial and commercial real estate $ 349,513 $1,386,173 $2,697,625 $4,433,311

Real estate construction 908,470 -- 331,195 1,239,665
------------- -------------- ----------- ---------
Total $1,257,983 $1,386,173 $3,028,820 $5,672,976
============= ============== =========== =========

Variable Rate:

Commercial and commercial $3,391,669 $6,485,041 $7,953,584 $17,830,294 real estate

Real estate construction --- --- 43,618 43,618
------------- -------------- ----------- ---------
Total $3,391,669 $6,485,041 $7,997,202 $17,873,912
============= ============== =========== =========

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans as of December 31.

(a), (b) & (c) 2003 2002 2001 2000 1999
--------------------------------------------------------------------
Nonaccrual loans $1,845,931 $ 2,817,722 $ 732,131 $ 1,282,785 $ 705,969
Loans 90 days or more past
due and still accruing $1,370,139 1,206,742 -- -- 13,557
--------------------------------------------------------------------
Total nonperforming
loans $3,216,070 $ 4,024,464 $ 732,131 $ 1,282,785 $ 719,526
Other repossessed assets 2,109,188 1,798,022 737,000 960,155 825,245
--------------------------------------------------------------------

Total nonperforming
assets $5,325,258 $ 5,822,486 $ 1,469,131 $ 2,242,940 $1,544,771
====================================================================

There were no loans, which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15 (exclusive of loans included in total nonperforming loans in the above table). The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful, which is when loans are past due as to principal and interest 90 days or more (120 days for IPF), except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible. In such cases, loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are placed on nonaccrual status, any accrued interest is charged against interest income. The decrease in nonperforming loans of $780,813 is due primarily to the foreclosure of one large loan during 2003 that was previously recorded as nonperforming. The decrease in nonperforming assets (which includes the above described nonperforming loans) is the sale of other real estate in excess of those added through foreclosure in 2003. During 2003, $75,000 interest income was actually recorded on a cash basis on such loans.

(d) Impaired Loans - Information regarding impaired loans at December 31 is as follows:

2003 2002 2001 2000 1999
----------------------------------------------------------------
Year-end loans with allowance
allocated $6,383,173 $7,597,872 $ 1,495,244 $ 1,941,947 $3,958,654

Year-end loans with no
allowance allocated -- 60,183 1,217,478 1,256,490 414,419
----------------------------------------------------------------
Total impaired loans $6,383,173 $7,658,055 $ 2,712,722 $3,198,437 $4,373,073
================================================================

Amount of the allowance allocated $1,109,029 $ 955,740 $ 263,020 $ 504,346 $ 645,000
================================================================

Impaired loans are primarily comprised of commercial loans and installment loans, and are carried at present value of expected cash flows, discounted at the loan's effective interest rate or at fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage and construction loans secured by one- to four-family residences, IPF, consumer and home equity loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of a borrower's operating results and financial condition indicates that the borrower's underlying cash flows are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Year-end loans with allowance allocated and total impaired loans decreased by $1,274,882 due to the foreclosure of a large loan classified as impaired in 2002. During 2002, there was a change in management's analysis of the provision for loan and credit losses. Management has taken is more conservative position in analyzing loans with respect to a specific reserve. Loans which in prior years, would have been included in the calculation of a general reserve, are now specifically reserved. The change in management's philosophy is due to primarily to recommendations made by the OCC and changes in management.

1. Potential Problem Loans - At December 31, 2003, no loans were identified which management has serious doubts about the borrower's ability to comply with present loan repayment terms and which are not included in Item III.C.1., above.

2. Foreign Outstandings - There were no foreign outstandings during any period presented.

3. Loan Concentrations - At December 31, 2003, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A. above.

D. Other Interest-Bearing Assets - At December 31, 2003, there were no other interest-bearing assets required to be disclosed under Item III.C.1. or 2. above, if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the activity in the allowance for loan losses, average loan data and related ratios:

2003 2002 2001 2000 1999
---- ---- ---- ---- ----
Beginning balance $1,461,487 $ 1,266,463 $ 1,263,961 $ 1,434,041 $ 1,961,840

Charge-offs:
Commercial loans (9,472) (1,162,144) (121,455) (78,628) (602,922)

Consumer loans (56,786) (349,604) (58,838) (65,522) (254,334)

Real estate loans -- (310,757) -- (23,971) (249,848)

Insurance premium
finance (379,313) (378,660) (267,124) (592,213) (1,265,999)
--------- ---------- --------- --------- ----------
Total charge-offs (445,571) (2,201,165) (447,417) (760,334) (2,373,103)
--------- ---------- --------- --------- ----------

Recoveries:

Commercial loans 156,143 14,649 62,875 90,386 24,202

Consumer loans 28,237 62,761 33,256 42,103 57,343

Real estate loans 22,099 10,374 5,126 46,704 27,992

Insurance premium
finance 220,382 325,323 348,662 445,703 930,195
------- ------- ------- --------- -------
Total recoveries 426,861 511,189 449,919 624,896 1,039,732
------- ------- ------- --------- ---------

Net (charge-offs)
recoveries (18,710) (1,689,976) 2,502 (135,438) (1,333,371)

Provision for credit
losses on loans 245,000 1,885,000 -- (34,642) 136,936
------- ----------- ----------- ----------- ---------

Ending balance $1,687,777 $ 1,461,487 $ 1,266,463 $ 1,263,961 $ 1,434,041
========== ============ ============ =========== ===========

Average loans $67,735,535 $ 69,758,102 $ 61,465,810 $62,707,632 $82,725,870
=========== ============ ============ =========== ===========
Ratio of net charge-offs to
average loans 0.03% 2.42% --% 0.22% 1.61% =========== ============ ============ =========== ===========

B. The following schedule is a breakdown of the year-end allowance for credit losses allocated by type of credit. A breakdown of the percentage of loans in each category to total loans is included in Item III.A., above.

2003 2002 2001 2000 1999
-------------------------------------------------------------------------
Loans:

Insurance premium
financing $119,510 $ 278,030 $ 93,293 $ 115,464 $ 346,359

Commercial loans 814,035 837,699 480,346 386,314 352,833

Installment loans 21,046 45,042 22,020 132,017 187,370

Real estate loans 272,801 283,350 312,240 300,569 444,459

Unallocated 460,385 17,366 358,564 329,597 103,020
----------- ----------- ----------- ---------- ----------
Total for allowance loan
losses $1,687,777 $ 1,461,487 1,266,463 1,263,961 1,434,041

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

A. The following is a schedule of average deposit amounts and average rates paid on each category for the periods indicated:

Average Amount Outstanding Average Rate Paid
During the Year During the Year
-------------------------------------------- -----------------------
2003 2002 2001 2003 2002 2001
------------ ------------ ------------ ---- ---- ----
Noninterest-bearing
demand deposits $17,477,024 $ 17,644,054 $ 16,168,798 --% --% --%

Interest-bearing demand
deposits 23,614,493 28,532,646 22,295,204 1.07% 1.56% 2.77%

Savings deposits 3,034,457 3,457,981 3,290,143 0.50% 0.92% 2.22%

Time deposits 43,654,854 39,650,260 39,956,954 3.19% 3.51% 5.36%
------------ ------------ ------------
Total average deposits $87,780,829 $ 89,284,941 $ 81,711,099 1.89% 2.61% 3.47%

B. Other categories - not applicable.

C. Foreign deposits - not applicable.

D. The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 2003:

Three months or less $ 1,544,169

Over three through six months 1,523,533

Six through twelve months 3,825,895

Over twelve months 7,408,347
-----------

Total $14,301,944
===========

E. Time deposits greater than $100,000 issued by foreign offices – not applicable.

VI. RETURN ON EQUITY AND ASSETS

This information is included in "Item 1. Business - Selected Financial Data."

VII. SHORT-TERM BORROWINGS

This item is not required for the Company because average outstanding balances of short-term borrowings during the years ended December 31, 20032 and 20021 were less than 30% of shareholders' equity at such dates.

ITEM 2. PROPERTIES.

The following chart provides information about the Company's existing facilities.

APPROX.
BRANCH/OFFICE SQ. FT. LOCATION/OWNERSHIP
---------------- -------- -------------------------
Converse 3,750 9154 FM 78
(Sold 1-15-04) Converse, Texas 78109
Owned

Fort Worth 18,208 1501 Summit Avenue
Fort Worth, Texas 76102
Owned

New Braunfels 1,250 1012 IH 35 South
(Sold 1-15-04) New Braunfels, Texas 78130
Land is Leased, Building and
premises are owned.

San Antonio 2,800 426 Wolfe
(Sold 1-15-04) San Antonio, Texas 78216
Owned

Universal City 12,000 600 Pat Booker Road
(Sold 1-15-04) Universal City, Texas 78148
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None. The Company did not hold an annual shareholders meeting during the year 2003. The Board of Directors was restructured in 2003 due to resignations and an effort to make the Board of Directors more reflective of the local community. The Company plans to hold an annual shareholders meeting during the third quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

During 2003, the Company received $15,000 for the purchase of 833,333 shares of unregistered common stock to directors for approximately $0.018 per share. The balance is recorded as a liability pending the issuance of the common shares. The Company did not use the services of any underwriter. The shares were sold at a discount to reflect lack of liquidity associated with nonregistered shares per a certified appraisal of the shares value. The Company relied on Regulation D of the Securities Act of 1933, as amended, for exemption to registration as the recipients were officers, directors and other accredited investors. Funds were used to pay general operating expenses.

The following table sets forth, for the periods indicated, the high and low bid price per share of the Company's Common Stock as reported on the National Quotation Bureau for 2003 and 2002. The quotations provided reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

---------------------------------------------
High Low
---------------------------------------------
2003 Fiscal Year

First Quarter $0.16 $0.07
Second Quarter $0.16 $0.08
Third Quarter $0.10 $0.04
Fourth Quarter $0.10 $0.04

2002 Fiscal Year

First Quarter $0.50 $0.25
Second Quarter $0.56 $0.28
Third Quarter $0.43 $0.38
Fourth Quarter $0.38 $0.01

The Company's Common Stock is currently traded through the National Quotation Bureau (commonly known as "pink sheets") at any time that a broker agrees to make a market in the stock.

STOCKHOLDERS

As of December 31, 2003, there were approximately 409 record holders of the Company's Common Stock.

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

EQUITY COMPENSATION

There was no equity compensation given to any employee or Director during 2003.

TRANSFER AGENT

Securities Transfer Corporation
16910 Dallas Parkway, Suite 100
Dallas, Texas 75248
(972) 447-9890

ANNUAL AND OTHER REPORTS, STOCKHOLDER AND GENERAL INQUIRIES

Surety Capital Corporation is required to file an annual report on Form 10-KSB for its fiscal year ended December 31, 2003 with the Securities and Exchange Commission. Copies of the Form 10-KSB annual report and the Company's quarterly reports may be obtained without charge by contacting:

Surety Capital Corporation
1501 Summit Avenue
Fort Worth, Texas 76102
(817) 335-5955

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

In the following pages, management presents an analysis of the Company's financial condition and results of operations as of and for the year ended December 31, 2003, compared to 2002. This discussion is designed to provide stockholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes included elsewhere in this report.

ANALYSIS OF FINANCIAL CONDITION

TOTAL ASSETS. The Company's total assets totaled $91.4 million at December 31, 2003 compared to $104 million at December 31, 2002, a decrease of $12.6 million, or 12.1%. The decrease in assets was primarily the result of the elimination of public funds in an attempt to meet the OCC’s required ratios under the New Formal Agreement. There was also a decrease the loans made by the insurance premium finance division due to the loss of two key accounts.

SECURITIES. Federal funds sold decreased $8.7 million, or 56.3%, from $15.4 million at December 31, 2002 to $6.7 million at December 31, 2003. The primary reason for this decrease in federal funds sold was to invest funds in short term interest bearing time deposits in other financial institutions which were at a higher interest rate. Securities available for sale decreased during the year due to liquidation of Public Funds. Total securities available for sale were $1.6 million at December 31, 2003, a 65.0% decrease from December 31, 2002. The Company invests primarily in U.S. Treasury notes, obligations of U.S. government agencies and corporations, and mortgage-backed securities. Mortgage-backed securities include Federal Home Loan Mortgage Corporation and Government National Mortgage Association participation certificates. Other securities include stock holdings in the Texas Independent Bankers Financial Corporation, the Federal Reserve Bank of Dallas and the Federal Home Loan Bank of Dallas. All of the Company's securities are classified as available for sale. Management classifies securities as available for sale to provide the Company with the flexibility to provide for liquidity needs or to move such funds into loans as demand warrants. The Company held no derivative securities or structured notes during any period presented. At December 31, 2003 the net unrealized loss on securities available for sale totaled $1,632 compared to a net unrealized gain of $89,853 at December 31, 2002.

LOANS. Net loans decreased $5.5 million, or 7.9%, from $71.0 million at December 31, 2002 to $65.5 million at December 31, 2003. IPF loans decreased $4.8 million or 47.06% from $10.2 million at December 31, 2002 to $5.4 million at December 31, 2003. The decrease in IPF loans was due primarily to the loss of two large accounts during the year. Commercial loans decreased $2.3 million or 17.4%. During the year, the Bank discontinued its accounts receivable factoring service. Real estate loans increased $2.4 million or 5.6%. Total loans, net of unearned interest, as a percentage of total deposits increased to 80.42% at December 31, 2003 compared to 77.11% at December 31, 2002.

NET PREMISES AND EQUIPMENT. Net premises and equipment declined to $4.7 million at December 31, 2003 compared to $5.1 million at December 31, 2002, due to $398,000 depreciation expense.

OTHER REAL ESTATE OWNED. Other real estate owned and repossessed assets totaled $2.1 million at December 31, 2003 compared to $1.8 million at December 31, 2002. The increase is due primarily to the $1.6 million acquisition of 29 acres of land in Fort Worth which was a steel mill and several small rental houses in the Fort Worth area. During 2003 the Company sold the $670,000 carrying value of real estate represented by 212 lots in Wilson County acquired in settlement of loans during 1999 for approximately $850,000, which gain has been deferred; sold several rental houses for approximately $100,000 net gain that is deferred; sold a building and approximately 1 acre of the steel mill property for approximately $630,000 for a net gain of approximately $550,000 that is deferred; sold land in Converse for a deferred gain of approximately $44,000; and entered into a contract to demolish all the buildings on the steel mill for $300,000. As of December 31, 2003, $100,000 had been received under the demolition contract which reduced the cost of the property. Subsequent to December 31, 2003, the Bank entered into a contract to sell 78 apartments in San Antonio for $1,250,000 that is carried on the books for $1,000,000 that closed the first half of April, 2004. The Bank has listed its other real estate with area brokers but does not know how quickly the properties can be sold.

DEPOSITS. Deposits are attracted principally from within the Company's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market accounts, regular savings accounts, term certificate accounts and individual retirement accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management based on the Company's liquidity requirements, growth goals and interest rates paid by competitors. The Company does not use brokers to attract deposits. Total deposits decreased $12.6 million, or 13.4%, from $94.0 million at December 31, 2002 to $81.4 million at December 31, 2003. Non-interest-bearing deposits increased $1.2 million, or 7.0%, while savings, NOW and money market accounts decreased $7.5 million, or 24.1%. Time deposits $100,000 and over decreased $2.9 million or 16.9% and other time deposits decreased $3.4 million, or 11.9%. Money market deposits increase as a result of an interest rate premium paid on large deposits and certificates of deposit rose as a response to a rate premium offered on certificates of deposits with maturities of five years or more. The increase in non-interest bearing demand deposits is due to increased number and activity of commercial deposits. The Company's addition of marketing staff personnel during 2002 and customers switching money into liquid investments during a time of interest rate and stock market declines have also factored into the increase of deposits.

At December 31, 2003, the Bank's time deposits totaled $39.4 million, or 48.4% of total deposits compared to $45.8 million, or 48.7% of total deposits, at December 31, 2002. As of December 31, 2003, $21.2 million in time deposits were due to mature within one year. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such certificates will renew with the Company at maturity. The Bank discouraged Public Funds during 2003 and on December 31, 2003 had only $475,275.06 compared to $8,938,810.09 December 31, 2002. If there is a significant deviation from historical experience, the Company's Bank can utilize borrowings from the FHLB as an alternative to this source of funds, subject to regulatory approval under the New Formal Agreement.

BORROWINGS. Convertible subordinated debt totaled $4.4 million at December 31, 2003 and 2002. Convertible subordinated notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar. The notes bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the notes is payable semi-annually. Details of these subordinated notes are discussed further in the notes to the consolidated financial statements. The Company did not make the interest payment due March 2002, or any subsequent interest payments due under the notes. In February 2002, the Company notified the holders of its convertible subordinated debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of December 31, 2003, no agreement had been reached as to any restructuring of the convertible subordinated debt.

COMPARISON OF RESULTS OF OPERATIONS

NET LOSS. The Company's net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Provisions for credit losses, service charges, gains on the sale of assets and other income, noninterest expense and income taxes also affect net income. The Company realized a $0.8 million net loss for 2003 compared to $2.8 million net loss for 2002. The Company reported a $0.2 million provision for credit loss expense in 2003 while the 2002 provision for credit losses was $1.9. Net loss per share was $0.08 for 2003 and $0.30 for 2002. Net loss as a percentage of average assets was 0.85% and 2.72% for 2003 and 2002, respectively. Net loss as a percentage of average shareholders' equity was 20.6% and 47.4% over the same two years. General economic conditions, the monetary and fiscal policies of federal agencies and the regulatory policies of agencies that regulate financial institutions affect the operating results of the Company. Interest rates on competing investments and general market rates of interest influence the Company's cost of funds. Lending activities are influenced by the demand for various types of loans, which in turn is affected by the interest rates at which such loans are made, general economic conditions and the availability of funds for lending activities.

NET INTEREST INCOME. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. Declining interest rates had a negative effect on the Company's net interest income. The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions through adjustments to the discount rate. The discount rate is the interest rate at which member institutions can borrow funds from the Federal Reserve, if necessary. Through a series of rate reductions beginning in 2000, the FRB steadily lowered the discount rate. Over the same period, the Company's prime interest rate, the rate offered on loans to borrowers with strong credit, adjusted in a similar pattern. At December 31, 2003, 2002 and 2001, the prime rate was 4.00%, 5.00% and 9.50% respectively. The average yield on federal funds sold fell from 6.40% during the fourth quarter of 2000 to 1.82% during the fourth quarter of 2001 to 1.58% during the fourth quarter of 2002. For 2003, the average yield was just under 1.00%. The yield fell in direct correlation with the FRB discount rate. As of December 31, 2003 and 2002 the Company was in a positive gap position, or asset sensitive. The "gap" is the difference between the repricing of interest-earning assets and interest-bearing liabilities within certain time periods. The Company's positive gap is due primarily to the Bank's positions in Federal Funds Sold, IPF loans, which generally mature within nine months, and commercial loans that re-price with changes in the prime interest rate and a general reduction in the level of investment securities. Accordingly, the Company's interest-bearing assets will generally reprice more quickly than its interest-earning liabilities. Therefore, the Company's net interest margin is likely to increase in periods of rising interest rates in the market and decrease in periods of declining interest rates. The Company's net interest margin decreased to % in 2003 from 4.38% in 2002 from 4.60% in 2001 and 5.06% in 2000. The average yield earned on interest-earning assets decreased 161 basis points from 2001 while the average rate paid on interest bearing liabilities declined 163 basis points. The yields on all categories of earning assets declined during 2003. Yields on federal funds sold, investment securities, and loans fell 218 basis points, 218 basis points and 243 basis points, respectively. The beneficial impact in IPF loans, which bear higher interest rates, was partly offset by an increase in loans on non-accrual. The average rate paid on interest-bearing liabilities was 2.98% in 2003 compared to 2.98% in 2002. The average interest rate spread stayed fairly constant at 3.96% in 2003 compared to 3.96% in 2002. The ratio of average interest-earning assets to average interest-bearing liabilities was 117.2% in both 2003 and 2002. Net interest income decreased $341 thousand from $4.1 million in 2002 to $3.8 million in 2003. The decrease was due to the slightly higher decrease in rates earned versus yields paid as discussed above.

ALLOWANCE AND PROVISION FOR CREDIT LOSSES. The Company maintains an allowance for credit losses in an amount that, in management's judgment, is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. All lending activity contains risks of loan losses and the Company recognizes these credit risks as a necessary element of its business activity. To assist in identifying and managing potential loan losses, the Company contracts with an independent loan review service provider to evaluate individual credit relationships as well as overall loan portfolio conditions. One of the primary objectives of the loan review function is to make =recommendations to management as to both specific loss reserves and overall portfolio loss reserves. The $0.245 million increase in provision for loan loss expense during 2003 is due primarily to the $0.8 million of loans identified during 2003 that may need to be charged off, net of recoveries. Net loans charged off during 2003 represented 0.22% of average loans. During 2002, the provision for loan loss expense increased $1.9 million primarily due to the $1.7 million of loans charged off during 2002. The year-end balance in the allowance for loan losses totaled $1.7 million at December 31, 2003 and $1.5 million at December 31, 2002 and represented 2.51% of total loans outstanding at December 31, 2003 and 2.03% at December 31, 2002. While management's analysis of the adequacy of the allowance for loan losses has concluded that it remains adequate, the Company might have to record additional provision for loan loss expense during 2004 if loan growth warrants an increase or if general economic conditions deteriorate. Nonperforming loans, defined as loans past due 90 days or more and loans for which the accrual of interest has been discontinued, totaled $3.2 million at December 31, 2003 compared to $4.0 at December 31, 2002. Non-performing loans as a percentage of total loans totaled 4.82% and 5.55%, respectively. Management will continue its emphasis to increase IPF loans but does not anticipate significant changes in loan portfolio risk in the near future, and will continue to monitor the appropriate factors when considering future levels of provisions and the allowance for loan losses. While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

NONINTEREST INCOME. Noninterest income totaled $.959 million in 2003 compared to $1.0 million in 2002, a $50,000 decrease. The decrease is due to a $111,000 decrease in service charges on deposit accounts, $61,000 increase in loan collection fees, and other income.

NONINTEREST EXPENSE. Noninterest expense was $5.2 million for 2003 compared to $6.0 million for 2002. Salaries and employee benefit expenses decreased $348,000 due to reduction in personnel during 2002. Occupancy expenses declined $146,000 due primarily to a $92,000 decrease in depreciation expense. The Company's efficiency ratio was 77.5% and 81.0% in 2003 and 2002, respectively. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains, fidelity bond recoveries, loss on impairment of long-lived assets and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for example, for every dollar of revenue the Company generated in 2003, the Company incurred $0.775 in overhead expenses. The Company's efficiency ratios for the comparable periods compare unfavorably to other financial institutions in the Company's peer group. However, management believes that this is due in large part because the Bank operates more facilities and has a larger market area than other banks its size. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio would compare more favorably with larger institutions. The efficiency ratio should improve if the additional staffing is successful in its growth initiatives. In January, 2004 the Bank sold its unprofitable branches in Universal City, San Antonio, Converse and New Braunfels, Texas for a net profit of approximately $350,000.

INCOME TAXES. The Company has incurred losses for income tax purposes in excess of recovery available by carry back to prior periods resulting in net operating losses that carry forward to future tax years. As of December 31, 2003 and 2002, management concluded a valuation allowance for the net deferred tax asset was necessary, as management could not predict with any degree of certainty that the Company will realize the net deferred tax assets during the carry-forward period. Accordingly, a valuation reserve was recorded which had the effect of eliminating the tax benefit associated with losses recorded in 2003 and 2002. Accordingly, no provisions for income taxes or income tax benefits were recorded in 2003 or 2002.

YIELDS EARNED AND RATES PAID. The following table sets forth information relating to the Company's average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, for the periods presented. Average balances are derived from daily balances, which include nonaccruing loans in the loan portfolio.

Year ended December 31, 2003 Year ended December 31, 2002
--------------------------------------- -----------------------------------------
Interest Interest
Average Income/ Average Average Income/ Average
Balance Expense Rate Balance Expense Rate
------- ------- ---- ------- ------- -------
ASSETS
Interest-earning assets:
Interest-bearing deposits and federal
funds sold $10,790,497 124,815 1.16% $ 8,823,579 $ 139,445 1.58%
Secur ities 3,881,448 125,871 3.24% 9,975,518 355,048 3.60%
Loans(1) 69,318,851 5,560,479 8.02% 69,758,102 6,094,972 8.74%
---------- --------- ---------- ---------
Total interest-
earning assets 83,990,796 5,811,165 6.92% 88,557,199 6,363,916 7.19%

Noninterest-earning assets:
Cash and due from Banks 4,606,761 4,055,124
Premises and equipment 4,852,026 5,203,326
Accrued interest receivable 327,023 480,736
Other real estate owned 2,583,218 810,753
Other assets 2,673,450 3,159,449
Allowance for credit losses (1,583,316) (1,299,331)
----------- -----------

Total assets $97,449,958 $100,967,256
============= ============

LIABILITIES
Interest-bearing liabilities:
Interest-bearing
demand deposits $23,614,493 292,157 1.07% $ 28,532,646 445,782 1.56%
Savings deposits 3,034,457 15,244 0.50 3,457,981 31,892 0.92
Time deposits 43,654,854 1,390,903 3.19 39,650,260 1,392,776 3.51
----------- --------- ----------- ---------
Total interest-
bearing deposits 70,303,804 1,658,304 1.89 71,640,887 1,870,450 2.61
Other borrowed fund4,350,000 391,500 9.00 4,350,000 391,500 9.00
--------- ------- --------- -------
Total interest-
bearing liabilitie74,226,943 2,049,804 2.76 75,990,887 2,261,950 2.98
--------- ----------

Noninterest-bearing liabilities
Noninterest-bearing
deposits 17,477,024 17,644,054
Other liabilities 1,328,435 1,523,346
---------- ---------- \

Total liabilities 93,032,402 95,058,287
Shareholders' equity 4,417,556 5,808,969
---------- ----------
Total liabilities
and equity $97,449,958 $ 100,967,256
=========== ===========
Net interest
income $3,761,361 $3,876,417
========== ==========
Net interest spread 4.16% 4.21%
Net interest margin 4.48% 4.38%

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

2003 Compared to 2002
Increase/(Decrease)
---------------------------------------------
Change Change
Due to Due to Total
Volume Rate Change
------ ---- ------
Interest Income:
Interest-bearing deposits and
federal funds sold $ 31,077 $ (45,707) $ (14,630)
Securities (219,387) (9,790) (229,177)
Loans (36,941) (272,003) (308,944)
------------ ----------- ----------

Total interest income (225,251) (327,500) (552,751)

Interest Expense:
Interest-bearing demand
deposits (76,723) (116,902) (193,625)
Savings deposits (3,896) (12,752) (16,648)
Time deposits 140,561 (142,434) (1,873)
------------ ----------- ----------
Total deposits 59,942 (272,088) (212,146)
Other borrowed funds -- -- --
------------ ----------- ----------
Total interest expense 59,942 (272,088) (212,146)
------------ ----------- ----------

Net interest margin ($ 285,193) $ (55,412) $ (340,605)
============ =========== ==========

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

The Company's primary market risk exposure is interest rate risk and liquidity risk. Interest rate risk is the risk that the Company's financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Company places great importance on monitoring and controlling interest rate risk. There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a gap analysis. As discussed above in management's analysis of net interest income, the gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the gap in order to achieve consistent return. The Company's asset and liability management policy is to maintain a gap position whereby the ratio of rate sensitive assets to rate sensitive liabilities is between 60.0% and 140.0% on a one-year time horizon. As of December 31, 2003 the Company was in a positive gap position so its assets will reprice more quickly than its liabilities. The continuing decline in interest rates during 2003 resulted in issuing agencies calling high yielding bonds carried in the Company's securities portfolio. The Company was not willing to reinvest in longer-term instruments during a period of low interest rates and instead invested in federal funds sold. This had the effect of making the Company more interest rate sensitive. One strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. Currently, $37.5 million, or 51.74%, of the Company's loan portfolio reprices on a regular basis or matures within one year.

The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. Federal funds sold were $6.7 million at December 31, 2003 and represented 8.7% of total interest earning assets. The Company also maintains all of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals. In addition to the gap analysis, management measures the Company's interest rate risk by computing estimated changes in net interest income. The Company's senior management and the Board of Directors Asset/Liability review committee review the exposure to interest rates at least quarterly. Exposure to interest rate risk is measured with the use of an interest rate sensitivity analysis software to determine the impact of hypothetical changes in interest rates, while the gap analysis is used to determine the repricing characteristics of assets and liabilities. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. As with any method of measuring interest rate risk, certain shortcomings are inherent. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making risk calculations.

LIQUIDITY

Liquidity is the ability of the Company to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered by the Company to its customers. The Company's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Company also has the ability to borrow from the FHLB, subject to regulatory approval under the New Formal Agreement. The Bank has available approximately $5 million with the FHLB secured by residential real estate. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program. Cash and cash equivalents decreased $4.0 million, or 21.6%, from $18.4 million at December 31, 2002 to $14.4 million at December 31, 2003 due primarily to an elimination of public funds solicited. Cash and cash equivalents includes federal funds sold, which decreased $8.7 million. The continuous decline in interest rates during 2003 resulted in issuing agencies calling high yielding bonds carried in the Company's securities portfolio. Management was not willing to reinvest in longer-term securities during a period of low interest rates and instead invested in federal funds sold. Cash and cash equivalents represented 15.8% of total assets at December 31, 2003 compared to 17.7% of total assets at December 31, 2002. Subject to regulatory approval under the New Formal Agreement with the OCC, the Bank has the ability to borrow funds from FHLB, should the Bank need to supplement its future liquidity needs in order to meet deposit flows, loan demand or fund investment opportunities. Management believes the Bank's liquidity position was strong prior to the sale of the branches in Universal City, San Antonio, New Braunfels and Converse, Texas which occurred January 15, 2004 based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base. However, the Bank needed $17.9 million to close the sale of these branches which caused it to borrow $4.7 million from FHLB. This sale caused a temporary liquidity problem that was solved with the addition of a jumbo certificate of deposit promotion. As summarized in the Consolidated Statements of Cash Flows, the Company generated $307 thousand of cash for its operating activities during 2003 and $176 thousand during 2002. $8.3 million of cash was generated from investing activities, during 2003 compared to an decrease from investing activities of $7.1 million in 2002. The Company paid off $5.3 million in loans during 2003 compared to $13.0 million invested in loans by the Company during 2002. Deposits decreased $12.6 million in cash and equivalents during 2003 compared to an increase of $10.9 million during 2002. On a stand-alone basis, the Company had $5,000 in cash on hand as of December 31, 2003. The liquidity of the Company has been adversely affected by its inability to receive dividends from the Bank, which are limited by banking statutes and regulations and not currently allowed under the New Formal Agreement, discussed below. The subordinated convertible notes are obligations of the Company and not the Bank. The Company met its cash obligations for most of its corporate operating expense needs by borrowing funds from its directors and selling them stock. During 2003, the Company received $15,000 from directors for 833,333 shares of restricted, unregistered common stock. This balance has been recorded as a liability pending the issuance of the shares. During 2002, the Company sold 655,000 shares of restricted, unregistered common stock to directors, which raised $68,100 cash. During 2002, $95,000 of notes was converted into 438,392 shares of restricted, unregistered shares of common stock. In addition, director fees for 2003 and 2002 were paid in the form of restricted stock. There are no guarantees from any director, officer, or other party to lend funds or purchase Company stock in the future. The Company did not pay the interest due on its $4.3 million of convertible subordinated debt during 2003 and will not be able to make payments in the future unless holders of the notes agree to negotiations initiated by the Company. As of December 31, 2003, no agreement had been reached as to any restructuring of the convertible subordinated debt and the Company is continuing to negotiate a restructuring.

CAPITAL RESOURCES

Total shareholders' equity decreased $.865 million, due to the $.774 million net loss and a slight $91,000 decrease of the after-tax impact of unrealized losses on securities available for sale. The Company and the Bank are subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk based capital ratios that measure the amount of an institutions capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier 1 and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions, whose Tier 1 and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier 1 capital is shareholders' equity excluding the unrealized gain or loss securities classified as available for sale and intangible assets. Tier 2 capital, or total capital, includes Tier 1 capital plus the allowance for loan losses not to exceed 1.25% of risk weighted assets. Risk weighted assets are the Company's total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier 1 leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier 1 capital divided by adjusted total assets for the most recent quarter. As discussed above, the Bank is subject to more stringent capital requirements under the New Formal Agreement. The Bank did not meet the capital ratio requirements at December 31, 2003. However, with the sale of the 4 branches in the San Antonio area on January 15, 2004, the Bank is in full compliance with all the ratios.

The table below sets forth consolidated and bank-only actual capital levels in addition to the capital requirements under the Formal Agreement and prompt corrective action regulations:
Formal
Agreement at Year-End Capital Ratios December 31,
2003 2002 2003
------------------------- -------------
Leverage Ratio:

Tier 1 capital to average assets
Consolidated 1.10% 1.99%
Bank 6.80% 6.36% 8.00%

Risk-Based Capital Ratios:

Tier 1 capital to risk-weighted
assets
Consolidated 1.31% 2.65%
Bank 7.81% 8.80% 6.00%
Total capital to risk-weighted
assets
Consolidated 2.61% 5.24%
Bank 8.97% 10.06% 12.00%

At December 31, 2003 the Bank was not in compliance with two of the capital ratio requirements. Tier 1 capital to average assets was 6.80% and total risk based capital to adjusted total assets was 8.97% versus the ratios required under the Formal Agreement of 8.00% and 12.00%, respectively. On February 18, 2003, the Bank and OCC entered into a New Formal Agreement that replaced the prior agreements. The New Formal Agreement requires the Bank to develop, within ninety days of the agreement, an action plan detailing the Board of Directors' assessment of how to improve the Bank including implementation and timetable. The New Formal Agreement also includes provisions for new appointments to the Board of Directors, management effectiveness, adoption of a three-year strategic plan and preparation of a three-year business plan. In addition, the New Formal Agreement requires that the Bank achieve ratios of Tier 1 capital to risk-weighted assets of at least 8.0% and Total risk-based capital to adjusted total assets of 12.0% by June 30, 2003. The Board is also to develop a three-year capital program, develop a written program to improve the Bank's loan portfolio and implement an internal audit program. The New Formal Agreement sets forth time limits to achieve each of the required actions. The OCC may extend the time requirements for good cause upon written application from the Board of Directors. If the Bank fails to achieve substantial compliance with the New Formal Agreement within 90 days of the expiration of the time limits (including any duly granted extensions of time) the Board shall provide a written report setting out its plans to sell, merge, or liquidate the Bank. The Board and management intend to comply with the provisions of the New Formal Agreement. The Company is without significant assets other than its ownership of all the common stock of the Bank and is entirely dependent upon dividends received from the Bank or loans from its Directors or employees in order to meet its cash obligations, including debt service on the Notes. Under the New Formal Agreement the Bank is currently precluded from declaring and paying any dividends without prior OCC approval. The OCC will not approve future reductions in the Bank's surplus until the Bank is able to commence operating profitably in the near future. The Bank remains subject to the Formal Agreement and management does not know when or if the OCC will agree to terminate the Formal Agreement. The OCC informally extended the time limit to meet the ratios due to the pending sale of the four San Antonio, Texas branches. During 2002, directors purchased 655,000 shares of restricted unregistered stock for $68,100 and converted $95,000 of convertible notes purchased by them in 2001 into 438,000 shares of unregistered restricted shares of common stock. There are no commitments from the directors to provide operating capital or from regulatory authorities allowing the Bank to declare dividends in the near future. The Company has no other sources of liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements as that term is used by the SEC in Item 303©(2) of Regulation S-B.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued the following standards to be effective during various times during 2003, FIN 46 - Consolidation of Variable Interest Entities

A discussion of these standards is presented in Note 1 to the Surety Capital Corporation Notes to Consolidated Financial Statements contained elsewhere herein.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE OF THE REGISTRANT.

None.

Item 8A. CONTROLS AND PROCEDURES

An evaluation was performed under supervision and with participation of the Company’s management, including the Chairman and the Principal Financial Officer, of the effectiveness and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15e promulgated under the Exchange Act) as of December 31, 2003. Based upon that evaluation, the Company’s Chairman and Principal Financial Officer concluded that the Company‘s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

The bylaws of the Company provide that the Board of Directors shall consist of such number of directors as shall be determined by resolution of the Board. By a resolution adopted by the Board on May 1, 2000, the number of directors comprising the Board of Directors was set at eight (8) and currently consists of six (6) members. Each member of the Board of Directors is elected for a one-year term to serve until his or her successor is elected and qualified. Each executive officer is appointed by the Board of Directors to serve until the first meeting of directors after the next annual meeting of stockholders.

The following table sets forth certain information relating to the directors and executive officers of the Company as of March 31, 2004:

NAME AGE POSITION

Richard N. Abrams 62 Chairman of the Board and Director

Tim Raso 46 Chief Operating Officer and Director

John Hernandez 72 Director

Vicki Dickerson 50 Director

Stephen Oeffner 55 Director

Glenn Forbes 44 Director

The business experience of each of these directors and executive officers during the past five years is set forth below:

RICHARD N. ABRAMS has served as a director of the Company since May, 2000 and was named Chairman of the Board of Directors in March, 2001 and Chief Executive Officer in March 2001 until 2002. He has served as Chairman of the Board and Chief Executive Officer of Funeral Financial Systems, Ltd. (a factor to the funeral industry) since August, 1985 until 2002, and of Executive Offices, Ltd. (a shared office building) since October, 1986 until 2002. Mr. Abrams has also served as Chairman of the Board of Funeraleasing, Ltd. (a leasing company for the funeral industry) since December, 1998 until 2002. Mr. Abrams is a certified public accountant. Mr. Abrams has served as a director of the Bank since March 2000.

TIM RASO has served as Chief Operating Officer since January, 2003 and a director of the Bank since February, 2003 and of the Company since January, 2003. He has been in banking or bank related activities for 28 years. Before joining Surety Bank, Mr. Raso was a senior bank consultant with the firm John M. Floyd and Associates, Baytown, Texas, and during the early 1990's he was a RTC auditor responsible for auditing and controlling the assets of failed savings and loans in South Texas. Mr. Raso's banking career includes seven years with Bank of America (or its predecessors), two years with Compass Bank and fifteen years with North Fort Worth Bank. In total, Mr. Raso has spent 24 years working for banks. During this time Mr. Raso became familiar with all aspects of banking. Mr. Raso attended the Texas Tech School of Banking in 1985, the SMU School of Banking in 1986 and the Graduate School of the South (LSU/Baton Rouge) in 1989.

JOHN HERNANDEZ has served as a director of the Bank since March, 2003 and of the Company since June, 2003. He has been a principal in the printing business for the past 20 years and for the past 13 years with JohnSons Press. He is the past Chairman of the Board of the Fort Worth Hispanic Chamber of Commerce.

STEPHEN OEFFNER has served as a director of the Bank since October, 2003 and Company since September, 2003. He is a certified public account and is Associate Vice President of University of North Texas Health Service Center since January, 1996. He was Regional Budget Officer of the Resolution Trust Corporation from 1992 through 1995.

VICKI DICKERSON has served as a director of the Bank and Company since May, 2003. She has been President, CEO and Principle in The Projects Group since January, 2003 and President and CEO of Sundance Projects Group from 1988 through 2002. Both companies are involved with management of construction projects. The Projects Group is nationwide and Sundance Project Group was involved with the Bass family in the redevelopment of downtown Fort Worth, Texas.

GLENN FORBES has served as a director of the Bank and Company since June, 2003. He is President and CEO of Southeast Fort Worth, Inc, an economic development corporation, since 2000. He was previously business development manager of Intel Corporation from June, 1997 to May 2000 when Intel closed its office in Fort Worth, Texas. From 1992 to 1997 he was Senior Lending Officer for Bank One.

No family relationships exist among the executive officers and directors of the Company. In the last five years the Company has not been involved with any legal proceedings that are reportable under Item 401(d) of Regulation S-B.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than ten percent (10%) of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file with the SEC. To the best knowledge of management of the Company, no director, officer or ten percent (10%) beneficial owner of common stock of the Company filed any required reports on Form 3, 4 or 5 regarding transactions in securities of the Company.

Code of Ethics - Because of the small size and limited resources of the Company, the Company has not adopted a code of ethics with standards as set out by the Securities and Exchange Commission's regulations applying to the principal executive officer, principle financial officer, principal accounting officer or controller, or persons performing similar functions. The Company's management will continue to consider whether the time and expense involved with developing such a code of ethics would be beneficial to the Company and its shareholders.

Although the Company’s Board of Directors has not determined whether the Company’s audit committee includes an “audit committee financial expert” as defined by regulations of the SEC, the Board believes that certain members of the audit committee possess knowledge and experience sufficient to understand the complexities of the financial statements of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information concerning compensation paid or accrued by the Company and the Bank to or on behalf of the Company's Chairman of the Board and Chief Executive Officer. There were no other executive officers that earned over $100,000 in 2003.

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION
---------------------------------------------------------------------------------------------
NAME AND ALL OTHER
COMPENSATION
PRINCIPAL POSITION YEAR SALARY($)(1) BONUS($) ($)
----------------------------------------------------------------------------------------------
Richard N. Abrams, Chairman of the Board(4) 2003
2002 --- $ --- $20,417(2)
2001 --- $61,872(2) $ 4,760(3)

Tim Raso, Chief Operating Officer, Director 2003 $102,132 $ 2,500 $ ---
2002 $72,658 $ $ ---
2001 --- $ --- $ ---

John Quiroz, President (5) 2003 $94,451 $ --- $ ---
2002 --- --- ---
2001 --- --- ---

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

(4) Mr. Abrams became Chief Executive Officer in March, 2001 through 2002. The Company was not required to report Mr. Abrams' compensation in prior years and, therefore, the Company is only reporting his compensation for 2001, 2002 and 2003.

(5) Mr. Quiroz became President and Chief Lending Officer in January, 2003 and resigned February, 2004.

STOCK OPTION PLANS

OPTION GRANTS. No stock options were granted in fiscal year 2003.

OPTION EXERCISES AND HOLDINGS. The following table provides information with respect to the named executive officers concerning the exercise of incentive stock options during the last fiscal year and unexercised incentive stock options held as of the end of the last fiscal year under the Stock Option Plans:

AGGREGATED OPTION EXERCISES
IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

Number of Value of Unexercised Unexercised Options at in the money
FY-End (#) FY-End ($)
----------------------------------------------------------------------------------------------
Shares Value
Acquired Realized Exercisable/ Exercisable/
Name on Exercise (#) ($)(1) Unexercisable Unexercisable(2)
----------------------------------------------------------------------------------------------
Richard N. Abrams --- $--- 0/0 $0/$0

Tim Raso --- $--- 0/0 $0/$0

(1) No incentive stock options were exercised in 2003 by the named executive officers.

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

The Company has adopted the 1996 Stock Option Plan for Directors (the "1996 Directors Plan") and the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1997 Directors Plan"). Under the 1996 Directors Plan and 1997 Directors Plan, an aggregate of 250,000 shares of Common Stock of the Company were set aside for issuance pursuant to the exercise of options granted thereunder, of which 178,000 shares are subject to outstanding options and 56,000 shares remain available for grant. The 1996 Directors Plan is a formula plan pursuant to which annual options are automatically granted to directors of the Company who are not employees of the Company or the Bank at fair market value. All options under the 1996 Directors Plan are non-qualified stock options, and vest one year following the date of grant. Pursuant to the plan, on the first business day of each calendar year, each non-employee director is automatically granted an option to purchase 2,000 shares of Common Stock of the Company at 100% of fair market value on the grant date. In 2002, none of the non-employee directors of the Company received an option to purchase 2,000 shares of Common Stock of the Company. The 1997 Directors Plan provided for the one time grant of 25,000 non-qualified stock options to directors of the Company who were not employees of the Company or the Bank at fair market value. In 1997, each non-employee director of the Company received an option to purchase 25,000 shares of Common Stock of the Company at exercise prices ranging from $4.18 to $5.375 per share. These options vest over five years. Currently, 140,000 options remain outstanding pursuant to the 1997 Director's Plan.

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

POST RETIREMENT SERVICES AGREEMENT. The Company and the Bank were parties to a post retirement services agreement with C. Jack Bean which was terminated in 2002 in connection with a settlement agreement. Under the agreement, the Company provided Mr. Bean payments totaling $53,825 per year, payable in annual, monthly or bi-monthly installments. Additionally, the Company provided or reimbursed Mr. Bean for the cost of health, accident and medical insurance coverage that was equivalent to the coverage provided to those persons serving from time to time as the senior executive officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BY MANAGEMENT

The following table shows beneficial ownership of shares of common stock of the Company by all current directors and executive officers of the Company named in "Item 10. Executive Compensation" individually, and together with all current executive officers of the Company as a group, as of March 31, 2004:
--------------------------------------------------------------------------------
Amount and
Name of Individual Nature of
or Number of Beneficial Percent
Persons In Group Ownership (1) of Class (2)
--------------------------------------------------------------------------------
Richard N. Abrams
1501 Summit Ave.
Fort Worth, TX 76102 400,281 (3) 4.0%

Tim Raso 138,888 (4) 1.4%

John Hernandez 138,888 (4) 1.4%

Vicki Dickerson 138,888 (4) 1.4%

Glenn Forbes 138,888 (4) 1.4%

Stephen Oeffner 0 0.0%

All Direcotrs and Executive Officers
as a group (6 persons) 955,833 9.6%

(1) Based on information furnished by persons named and, except as otherwise indicated below, each person has sole voting and dispositive power with respect to all shares of common stock owned by such person.

(2) Based on 10,006,805 shares of common stock, which includes 9,926,244 shares of common stock issued and outstanding at March 31, 2004.

(3) Includes 17,000 shares awarded as compensation and director fees during 2002 but not yet issued.

(4) Includes restricted common stock that has yet to be issued acquired during 2003.

5% STOCKHOLDERS

The following table sets forth certain information with respect to stockholders of the Company who were known to be beneficial owners of more than five percent (5%) of the issued and outstanding shares of the common stock of the Company as of March 31, 2004, except for Richard N. Abrams, whose ownership interest is disclosed in the preceding table.
-------------------------------------------------------------------------------------
Amount and Nature
Name and Address of Beneficial Percent
of Beneficial Owner Ownership(1) of Class(2)
-------------------------------------------------------------------------------------

Carlson Capital, L.P.
301 Commerce Street, Suite 3300
Fort Worth, Texas 76102 519,300 5.19%

David Chappell
201 Main St. #400
Fort Worth, Texas 76102 646,275 6.46%

Rodney Abrams(3)(4)
141 West Jackson Suite 1310 A
Chicago, Illinois, 60604 1,314,514 13.02%

STEPHANIE DENBY, TRUSTEE OF ABRAMS
2003 FAMILY TRUST (4)
330 N. Wabash Avenue
22nd Floor
Chicago, IL 60611-3607 1,267,600 12.77%

(1) Based on information furnished by the entities named and, except as otherwise indicated below, each entity has sole voting and dispositive power with respect to all shares of Common Stock owned by such entity.

(2) Based on 10,006,080 shares of common stock, which includes 9,926,244 shares of common stock issued and outstanding at March 31,2004, and shares convertible or exercisable within sixty (60) days, which are deemed outstanding for a specific stockholder pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(3) As reported on a Schedule 13D/A filed on March 31, 2003, and includes 74,999 shares he can acquire upon the conversion of outstanding debentures and 11,250 shares owned directly by Funeral Financial Services, Inc., a company in which Mr. Abrams is a controlling stockholder.

(4) Rodney Abrams is one of the beneficiaries under the Abrams 2003 Family Trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

>From time to time, the Bank makes loans to officers, directors and principal stockholders (and their affiliates) of the Company or the Bank. All loans to such persons are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features.

During 2002, the Company sold 655,000 shares to members of the Board of Directors for $68,100 and issued 438,392 shares in conversion of the $95,000 of notes from directors funded in 2001.

During 2003, the Company received $15,000 from directors for 833,333 shares of restricted common stock. This amount has been recorded as a liability pending issuance of the shares.

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

(a) EXHIBITS. The Exhibit Index, located directly after the signature pages, is incorporated herein by reference.

(b) REPORTS ON FORM 8-K. None filed

ITEM 14. PRINCIPAL ACCOUNTANTS AND FEES AND SERVICES

Audit Fees - The aggregate fees billed in 2003 and 2002 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in this 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings were $51,750 and $47,000, respectively.

Audit Related Fees - There were no fees billed in each of the last two years for assurance and related services by the principal accountant that are reasonably related the performance of the audit or review of the registrant's financial statements.

Tax Fees - There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, or tax planning.

All Other Fees - There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SURETY CAPITAL CORPORATION

Date: April 15, 2004 By: /s/ Richard N. Abrams
--------------------
Richard N. Abrams,
Chairman of the Board

By: /s/ Tim Raso
-----------------
Tim Raso,
Chief Operating Officer (Principal Financial Officer and Chief Accounting Officer)

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of April, 2004.

Signature Capacity

/s/ Richard N. Abrams
-------------------------
Richard N. Abrams Chairman of the Board and Director

s/ Tim Raso
--------------------------
Tim Raso Chief Operating Officer and Director

/s/ John Hernandez
--------------------------
John Hernandez Director

/s/ Vicki Dickerson
--------------------------
Vicki Dickerson Director

/s/ Stephen Oeffner
--------------------------
Stephen Oeffner Director

/s/ Glenn Forbes
--------------------------
Glenn Forbes Director

INDEX TO EXHIBITS

-----------------------------------------------------------------------------------------------
Incorporated Exhibit Herein by Filed
No. Description Reference To Herewith
-----------------------------------------------------------------------------------------------
3.01 Certificate of Incorporation, as Filed with the Company's Form 10-K dated December amended 31, 1993 and incorporated by reference herein.
-----------------------------------------------------------------------------------------------

3.03 Restated Bylaws of the Company Filed with the Company's Form 10-K dated December 31, 1994 and incorporated by reference herein.
-----------------------------------------------------------------------------------------------

4.01 Form of Common Stock certificate Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
-----------------------------------------------------------------------------------------------

4.02 Indenture dated as of March 31, 1998 Filed with the Company's Form 10-Q for between the Company and Harris Trust quarter ended March 31, 1998 and and Savings Bank, Chicago, Illinois, incorporated by reference herein.
as trustee

----------------------------------------------------------------------------------------------

4.03 Form of Notes (included in the Filed with the Company’s Form 10-Q for
Exhibit 4.02) the quarter ended March 31, 1998 and
Incorporated by reference herein.
----------------------------------------------------------------------------------------------

4.04 Form of Note Purchase Agreements Filed with the Company's Registration dated March 31, 1998 Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
-----------------------------------------------------------------------------------------------

10.01 Surety Capital Corporation 1988 Filed with the Company's Form 10-K dated
Incentive Stock Option Plan December 31, 1991 and incorporated by reference herein.
-----------------------------------------------------------------------------------------------

10.02 Surety Capital Corporation 1995 Filed with the Company's Form
Incentive Stock Option Plan 10-K dated December 31, 1994 and incorporated by reference herein.
-----------------------------------------------------------------------------------------------

10.03 Surety Capital Corporation Amended Filed with the Company's Form 10-K dated and Restated Stock Option Plan for December 31, 1996 and incorporated by
Directors, and Form of Stock Option reference herein.
Agreement

10.04 Surety Capital Corporation 1997 Filed with the Company's Form 10-K dated Non-Qualified Stock Option Plan for December 31, 1997 and incorporated
Officers and Key Employees, and Form by reference herein.
of Stock Option Agreement

-----------------------------------------------------------------------------------------------
10.05 Surety Capital Corporation 1997 Filed with the Company's Form 10-K dated Non-Qualified Stock Option Plan December 31, 1997 and incorporated by for Non-Employee Directors, and reference herein Form of Stock Option Agreement

-----------------------------------------------------------------------------------------------

10.06 Surety Capital Corporation 2001
Amended and Restated 1998 Incentive
Stock Option Plan
-----------------------------------------------------------------------------------------------

10.07 Form of Redeemable Convertible Filed with the Company's Form 10-K dated Promissory Note between Surety December 31, 1999 and incorporated by r Capital Corporation and C. Jack Bean, reference herein.
Charles M. Ireland, Margaret E.
Holland, Aaron M. Siegel, Garrett
Morris, Cullen W. Turner, William B.
Byrd, Michael L. Milam and Lloyd W.
Butts, and related Warrant, dated
October 29, 1999
-----------------------------------------------------------------------------------------------

10.8 Form of Indemnification Agreement Filed with the Company's Form 10-K dated between Surety Capital Corporation December 31, 1999 and incorporated by and William B. Byrd, Lloyd W. Butts, reference herein.
Charles M. Ireland, Margaret E.
Holland, Michael L. Milam, Garrett
Morris, Cullen W. Turner and John D.
Blackmon, dated January 18, 2000
-----------------------------------------------------------------------------------------------

10.9 Form of Indemnification Agreement Filed with the Company's Form 10-K dated between Surety Bank, National December 31, 1999 and incorporated by Association and William B. Byrd, reference herein.
Lloyd W. Butts, Charles M. Ireland,
Margaret E. Holland, Michael L.
Milam, Garrett Morris, Cullen W.
Turner and John D. Blackmon, dated
January 18, 2000

31.01 Certification of Richard N. Abrams, Chairman of the Board. Pursuant to Rule 13a- 14(a) and Rule 15d – 14(a)

31.02 Certification of Tim Raso, Chief Operating Officer. Pursuant to Rule 13a- 14(a) and Rule 15d – 14(a)

10.10 2001 Non-Qualified Stock Option Plan
for Advisory Directors
-----------------------------------------------------------------------------------------------
21.01 Subsidiaries of the Registrant
-----------------------------------------------------------------------------------------------
23.01 Consent of Weaver and Tidwell, L.L.P.
-----------------------------------------------------------------------------------------------
31.01 Certification of Richard N. Abrams, Chairman of the Board, pursuant to Rule 13a-14(a) and Rule 15(d)-14(c).
-----------------------------------------------------------------------------------------------
31.02 Certification of Tim Raso, Chief Operating Officer, pursuant to Rule 13a-14(a) and Rule 15 (d)-14(c).

32.01 Certification of Richard N. Abrams, Chairman of the Board, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sabranes – Oxley Act of 2002
-----------------------------------------------------------------------------------------------

32.02 Certification of Tim Raso, Chief Operating Officer, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sabranes – Oxley Act of 2002
-----------------------------------------------------------------------------------------------

SURETY CAPITAL CORPORATION

FINANCIAL REPORT
DECEMBER 31, 2003

C O N T E N T S

Page

INDEPENDENT AUDITOR’S REPORT F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets F-2

Consolidated Statements of Operations F-4

Consolidated Statements of Comprehensive Loss F-5

Consolidated Statements of Shareholders’ Equity F-6

Consolidated Statements of Cash Flows F-7

Notes to Consolidated Financial Statements F-9

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and shareholders of
Surety Capital Corporation
Fort Worth, Texas

We have audited the accompanying consolidated balance sheets of Surety Capital Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Surety Capital Corporation as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses in all periods presented, is operating under a Formal Agreement with the Office of the Comptroller of the Currency and a Memorandum of Understanding with the Federal Reserve Board, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
April 12, 2004

4151

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

The Company is principally engaged in traditional community banking activities provided through its six branches located in north Texas and south central Texas. Community banking activities include the Company’s commercial and retail lending, deposit gathering and investment, and liquidity management activities. In addition to its community banking services, the Company offers insurance premium financing. Insurance premium finance (IPF) lending involves the lending of funds to companies and individuals for the purpose of financing its purchase of property and casualty insurance.

The 2003 consolidated financial statements were prepared assuming the Company will continue as a going concern. Although the Company has suffered significant losses in its core business operations in all periods presented and is now operating under a written formal agreement with the Office of the Comptroller of the Currency (OCC) and a memorandum of understanding with the Federal Reserve Board (see Note 13), management believes the Company will be able to return to profitability. Management’s plans to improve the Company’s profitability include increasing marketing efforts, introducing new deposit products, emphasizing loan growth, reducing non-interest expense and selling certain branch operations. Subsequent to December 31, 2003, the Company sold its branches in San Antonio (See Note 17). Due to the sale of the San Antonio branches, the liquidity of the Bank was limited. The Holding Company is primarily dependent upon dividends received from the Bank to meet its cash obligations, including interest payments on its convertible subordinated debt. Since the Bank is currently precluded from paying dividends without prior OCC approval, certain Holding Company Directors and shareholders previously made loans to the Holding Company to fund interest payments on its convertible subordinated debt and other expenses incurred by the Holding Company. In February 2002, the Holding Company notified the holders of its convertible subordinated debt that these certain Directors and shareholders will no longer make loans to the Holding Company to fund future interest payments and that the Holding Company will not have funds to make future interest payments until the Bank obtains relief from restrictions prohibiting the Bank from paying dividends to the Holding Company. The interest payments due in 2003 and 2002 were not made. Management has offered the convertible debt holders certain options as alternatives to interest payments, however, an agreement had not been reached prior to December 31, 2003.

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Use of Estimates – continued

and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Flow Reporting

Cash and cash equivalents include cash, deposits with other financial institutions that have an original maturity under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions, and short-term borrowings.

Securities

Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss). Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Management determines the appropriate classification of securities at the time of purchase. Other securities, such as stock in the Federal Reserve Bank and the Federal Home Loan Bank, are carried at cost. The Company had no securities classified as held to maturity or trading at December 31, 2003 and 2002. Securities classified as held to maturity were purchased during the year ended December 31, 2002, however, all matured or were called during 2002.

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

Interest income is not reported when full loan repayment is in doubt, typically, when the loan is impaired or payments are past due over 90 days based on contractual terms (120 days for insurance premium financing). Payments received on such loans are reported as principal reductions.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Allowance for Credit Losses

The allowance for credit losses is a valuation allowance for probable credit losses, increased by the provision for credit losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required on a monthly basis using past credit loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Individual credits are reviewed based on size, past due status or other factors and all other credits are evaluated as a group. Allocations of the allowance may be made for specific credits, but the entire allowance is available for any credit that, in management’s judgment, should be charged-off. Credits deemed uncollectible by management are charged to the allowance. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of credit losses inherent in the loan portfolio and the related allowance may change materially in the near term.

A loan is considered impaired when full payment of principal and interest under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans of similar nature such as residential mortgage, consumer and insurance premium financing loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets. Repairs and maintenance that do not extend the useful life of an asset are expensed as incurred.

Other Real Estate and Repossessed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Goodwill

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets.” Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, was amortized on a straight-line method up to fifteen years prior to the adoption of SFAS No. 142. Effective January 1, 2002, goodwill is no longer amortized but tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, for goodwill is recognized as a permanent charge to noninterest expense.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Goodwill – continued

Management has determined that there is no goodwill impairment as of December 31, 2003 or 2002. All goodwill is associated with the community banking activities of the Company.

Long-term Assets

Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts. There was no impairment in 2003 or 2002.

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

Stock Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the market price of the Company’s stock at the date of the grant above the amount an employee must pay to acquire the stock. No compensation expense is recognized when the exercise price is equal to the market value of the stock on the day of grant. The Financial Accounting Standards Board (“FASB”) published SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing rules, but will be required to disclose pro forma net income under the new method.

The following table reflects charges calculated under SFAS No. 123 of $0 and $88,286 for the years ending December 31, 2003 and 2002, respectively.

2002 2002
Net income (loss)
As reported ($ 773,865) ($2,750,345)
Pro forma (773,865) (2,838,631)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Stock Based Compensation - continued

Net income (loss) per share
As reported
Basic (0.08) (0.30)
Diluted (0.08) (0.30)
Pro forma
Basic (0.08) (0.31)
Diluted (0.08) (0.31)

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

Dividend Restriction

banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid. Regulatory capital require-ments and restrictions placed on the Company are more fully disclosed in a separate note.

Restrictions on Cash

The Company is required to have certain levels of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. Deposits with the Federal Reserve Bank do not earn interest. Additionally, the Company had time deposits with other financial institutions totaling $28,449 and $28,330 at year end 2003 and 2002, respectively, pledged as security to its merchant card clearing agent.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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
2003 2002

Weighted-average shares outstanding – basic 10,006,080 9,172,797

Weighted-average share outstanding – diluted 10,006,080 9,172,797

The Company reported a net loss in 2003 and 2002. Accordingly, the dilutive effect of stock options and convertible debt is not considered in the net loss per share calculations for these years.

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

New Accounting Pronouncements

FASB Interpretation 46 – Consolidation of Variable Interest Entities

This interpretation was issued in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures, but the guidance applies to a larger population of entities. This interpretation will be effective for the year ending December 31, 2004, however, it is not expected to have a material affect on the financial statements of the Bank.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Reclassifications

Some items in prior financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on net loss.

NOTE 2. SECURITIES

At December 31, securities available for sale consisted of the following:

Gross Gross Estimated
Amortized Unrealized Unrealized Fair
2003 Cost Gains (Losses) Value

U. S. government agencies
and corporations $ 501,150 $ 1,975 $ - $ 503,125
Mortgage-backed
Securities 253,452 - (3,607) 249,845
Other securities 827,904 - - 827,904

$ 1,582,506 $ 1,975 ($ 3,607) $ 1,580,874

Gross Gross Estimated
Amortized Unrealized Unrealized Fair
2002 Cost Gains (Losses) Value

U. S. government agencies
and corporations $ 3,228,569 $ 86,150 $ - $ 3,314,719
Mortgage-backed
securities 433,772 3,703 - 437,475
Other securities 770,104 - - 770,104

$ 4,432,445 $ 89,853 $ - $ 4,522,298

Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Corporation (GNMA). Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank.

The amortized cost and estimated fair value of securities at year end 2003 and 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual

NOTE 2. SECURITIES - continued

maturities because issuers may have the right to call or prepay obligations. Mortgage-
backed securities and other securities are shown separately since they are not due at a single maturity date.
2003 2002
Estimated Estimated
Amortized Fair Amortized Fair
Cost Value Cost Value

Due within one year $ 501,150 $ 503,125 $ 715,290 $ 724,563
Due after one year
through five years - - 2,010,660 2,036,406
Due after five years
through ten years - - 502,619 553,750
Mortgage-backed securities 253,452 249,845 433,772 437,475
Other securities 827,904 827,904 770,104 770,104

Total Securities $ 1,582,506 $1,580,874 $ 4,432,445 $ 4,522,298

At year end 2003 and 2002, there were no holdings of securities of any one issuer, other than the U. S. government and its agencies or the Federal Reserve Bank, in an amount greater than 10% of shareholders’ equity.

At year end 2003 and 2002, securities with a carrying amount of $602,376 and $3,630,647, respectively, were pledged as collateral for public deposits, as required or permitted by law.

NOTE 3. LOANS

At December 31, loans were as follows:
2003 2002

Real estate loans $44,865,978 $42,521,100
Insurance premium financing 5,353,579 10,221,479
Commercial loans 10,900,978 13,219,136
Consumer loans 6,077,064 6,514,280
Accounts receivable factoring 126,612 309,044

Total gross loans 67,324,211 72,785,039

Unearned interest (142,148) (278,213)
Allowance for credit losses on loans (1,687,777) (1,461,487)

Loans, net $65,494,286 $71,045,339

NOTE 3. LOANS - continued

At December 31, 2003 and 2002, there were loans totaling $684,000 and $204,000, respectively, outstanding to directors, executive officers or principal shareholders of the Company, including their immediate families or companies in which they are principal owners.

Loans with fixed rates were approximately $29,803,000 and $26,605,000 at December 31, 2003 and 2002, respectively.

Activity in the allowance for credit losses on loans for 2003 and 2002 was as follows:

2003 2002

Balance at beginning of year $ 1,461,487 $ 1,266,463
Provision for credit losses on loans 245,000 1,885,000
Loans charged off (445,571) (2,201,165)
Recoveries 426,861 511,189

Balance at end of year $ 1,687,777 $ 1,461,487

Impaired loans were as follows:

Year end loans with allowance allocated $ 6,383,173 $ 7,597,872
Year end loans with no allowance allocated - 60,183

Impaired loans $ 6,383,173 $ 7,658,055

Amount of the allowance allocated $ 1,109,029 $ 955,740

Average impaired loans during the year $ 7,020,614 $ 6,328,609

Interest income recognized
during impairment – all cash basis $ 75,144 $ 93,128

Loans past due over 90 days still on accrual $ 1,370,139 $ 1,206,742
Non-accrual loans 1,845,931 2,817,722

Total non-performing loans $ 3,216,070 $ 4,024,464

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment at December 31, are summarized as follows:

Estimated
Useful Lives 2003 2002

Buildings 5 – 40 years $3,732,550 $3,732,550
Furniture, fixtures
and computers 3 – 10 years 3,825,592 3,836,399
Automobiles 3 – 5 years 117,804 121,314
Leasehold improvements 3 – 5 years 32,469 32,469

Total cost $7,708,415 $7,722,732

Less accumulated depreciation (4,195,465) (3,811,072)
Land 1,146,039 1,146,039

Premises and equipment, net $4,658,989 $5,057,699

Rent expense totaled $36,000 and $72,000 for 2003 and 2002, respectively. Rent commitments under noncancelable operating leases were as follows at December 31, 2003, before considering renewal options that generally are present.

Year Amount

2004 28,560
2005 28,560
2006 9,520

$ 66,640

NOTE 5. DEPOSITS

At December 31, 2003, the scheduled maturities of time deposits were as follows:

Year Amount

2004 $21,246,911
2005 6,155,588
2006 1,795,711
2007 8,539,246
2008 1,688,877
Thereafter 11,084

NOTE 6. CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE

On March 31, 1998, the Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (Notes), pursuant to an indenture between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (Trustee). The Notes are general unsecured obligations of the Company. The terms of the Notes are such that they qualify as Tier II capital under the Federal Reserve Board’s regulatory capital guidelines applicable to bank holding companies. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008.

The amount of the principal and any accrued and unpaid interest on the Notes are subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank’s deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the Notes, together with any accrued and unpaid interest, to be immediately due and payable. The Notes do not otherwise provide for any right of acceleration of the payment of principal thereof.

Each holder of Notes has the right at any time prior to maturity of the Notes, unless previously redeemed, at the holder’s option, to convert such Notes, or any portion thereof which is an integral multiple of $10,000, into shares of Common Stock of the Company, at the conversion price of $6 per share, subject to certain antidilutive adjustments (Conversion Price).

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
March 31, Amount March 31, Amount

2004 104% 2007 101%
2005 103% 2008 100%
2006 102%

Certain current and former members of the Company’s Board of Directors and one employee previously loaned the Company funds to enable the Company to meet its cash obligations. $37,746 of the promissory notes evidencing the loans advanced in 2001 matured December 31, 2001 and was due to a Company in which a former director held an interest. This note was settled in January 2002 with payment of $25,000. During 2002, an additional $195,000 was loaned to the Company. $95,000 of the promissory notes were converted into common stock during the year ended December 31, 2002. A total of 438,392 shares of common stock were issued upon conversion off the above notes payable in 2002.

NOTE 6. CONVERTIBLE SUBORDINATED DEBT AND NOTES PAYABLE

In February 2002, the Company notified the holders of its convertible subordinated debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of December 31, 2003 an agreement had not been reached as to any restructuring of the convertible subordinated debt.

NOTE 7. STOCK OPTIONS

A summary of the Company’s stock option plans is as follows:

1995 Incentive Stock Option Plan: Under the provisions of the plan 100,000 shares were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become exercisable based on a vesting schedule determined by the Compensation Committee of the Board of Directors on the date of grant. As of December 31, 2003, there were no options outstanding and 77,158 options available for grant under the plan. All options must be granted within 10 years of the plan adoption date.

1996 Stock Option Plan for Directors: Under the provisions of the plan 100,000 shares were allocated for non-qualified stock options to be granted to directors. The plan is a formula plan pursuant to which annual options are automatically granted to directors of the Company, who are not employees of the Company or the Bank, at fair market value. On the first calendar business day of each year, each non-employee director is automatically granted 10-year options to purchase 2,000 shares of Common Stock of the Company at the market price on the grant date. The options fully vest and become exercisable after the first anniversary of the grant date. As of December 31, 2003, there were no options outstanding, and 94,000 options available for grant under the plan.

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

1997 Non-Qualified Stock Option Plan for Non-Employee Directors: Under the provisions of the plan 150,000 shares were allocated for non-qualified stock options to be granted to directors. In 1997, grantees were awarded 10-year options to acquire 150,000 shares at the market price on the date the options were granted. The options vest and become exercisable based on a vesting schedule as determined by the Stock Option Committee of the Board of Directors on the date of grant. As of December 31, 2003, there were 140,000 options outstanding, all of which were exercisable, and no options were available for grant under the plan.
NOTE 7. STOCK OPTIONS - continued

2001 Non-Qualified Stock Option Plan for Advisory Directors: Under the provisions of the Plan 100,000 shares were allocated for non-qualified stock options to be granted to advisory directors. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become fully exercisable based on a vesting schedule as determined by the Stock Option Committee of the Board of Directors on the date of grant. As of December 31, 2003, there were 131,000 options outstanding, all of which were exercisable, and there were no options available for grant under the plan.

2002 Amended and Restated 1998 Incentive Stock Option Plan: Under the provisions of the plan, 500,000 shares were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become exercisable based on a vesting schedule as determined by the Stock Option Committee of the Board of Directors on the date of grant. As of December 31, 2003, there were 114,915 options outstanding, all of which were exercisable, and 375,085 were options available for grant under the plan. All options must be granted within 10 years of the plan adoption date.

The following is a summary of activity in the Company’s stock option plans:

2003 2002

Number of Weighted Number of Weighted
Shares Average Shares Average
Underlying Exercise Underlying Exercise
Options Prices Options Prices
Outstanding at
beginning of the year 920,834 $3.03 1,100,369 $ 2.78
Granted - - 28,000 0.50
Exercised - - - -
Expired or forfeited (59,919) 0.94 (207,535) 1.36

Outstanding at end of year 860,915 3.17 920,834 3.03

Exercisable at end of year 860,915 3.17 920,834 3.03

Available for grant
at end of year 546,243 486,324

The weighted average remaining contractual life of options outstanding at December 31, 2003 and 2002 was 3.79 and 5.05 years, respectively.

NOTE 7. STOCK OPTIONS - continued

The following table summarizes information about stock options outstanding at
December 31, 2003:

Options Outstanding Options Exercisable
Weighted
Average Weighted Weighted
Remaining Average Average
Range of Number Contractual Exercise Number Exercise
Exercise Prices Outstanding Life Price Exercisable Price

$0.00 to $1.99 245,915 5.68 $0.54 245,915 $ 0.54
4.00 to 5.99 615,000 3.04 4.23 615,000 4.23

$0.50 to $6.94 860,915 3.79 3.17 860,915 3.17

The weighted-average value per share of options granted during 2002 was $0.28. The fair value of options granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 207.61% for 2002; risk-free interest rate of 4.46% for 2002; and an expected life of 5 years for 2002. There were no options granted in 2003.

NOTE 8. EMPLOYEE BENEFIT PLANS

The Company offers a 401(k) profit sharing plan for the benefit of all full-time employees, age 21 or older. Participants may contribute up to 22.5% of their gross compensation, subject to statutory limits. Prior to 2003, the Company matched those contributions at a percentage to be determined by management. In April 2003, the Company discontinued the match of employee contributions to the plan. The Company may also provide an additional discretionary percentage. Employee contributions are vested at all times and the Company’s contributions vest at the end of three years of service. The contribution expense included in salaries and employee benefits was $9,000 and $14,000 for 2003 and 2002, respectively.

The Company provided certain post-retirement benefits to a former Chairman and officer. Under the agreement, the Company was required to provide the former Chairman payments, payable in annual, monthly or bi-monthly installments, totaling $53,825 per year. Additionally, the Company was to provide or reimburse the former Chairman for the cost of health, accident and medical insurance coverage that is equivalent to the coverage provided to those persons serving from time to time as the senior executive officers of the Company. The Company’s obligation under the agreement was originally to terminate at the earlier of death or when the former Chairman reaches 85 years of age. All amounts payable under the agreement were accelerated and became due immediately upon a change in control (as defined in the agreement). Under the agreement, the Company could terminate the agreement for cause (as defined in the agreement) or upon disability of the former Chairman. During 2002, the Company and the former Chairman agreed to terminate the contract. A payment of $187,500 was made to the former Chairman and the difference of

NOTE 8. EMPLOYEE BENEFIT PLANS - continued

approximately $133,000 between the payment and the accrual recorded is included in other income in the accompanying financial statements for 2002.

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

The total amounts of financial instruments with off-balance-sheet risk at December 31, 2003 and 2002 were unfunded loan commitments of $3,741,000 and $4,341,000 and letters of credit of $75,000 and $234,000, respectively.

Federal funds sold total $6,721,842 and $15,375,333 at December 31, 2003 and 2002, respectively. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed FDIC insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

The Company has geographic concentrations of credit in its principal trade areas of Bexar, Comal, Grayson and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance premium finance loans, secured by the residual value of unearned insurance premiums, comprise $5,353,579 or 8% and $10,221,479 or 14% of gross loans at December 31, 2003 and 2002.

NOTE 10. OTHER NON-INTEREST EXPENSE AND
IMPAIRMENT OF LONG-LIVED ASSETS

Other non-interest expense consisted of the following:
2003 2002

Advertising $ 38,276 $ 67,301
Amortization of intangibles
and debt issuance costs 41,591 41,591
Directors fees - 19,851

NOTE 10. OTHER NON-INTEREST EXPENSE AND
IMPAIRMENT OF LONG-LIVED ASSETS - continued

2003 2002

Assessments 176,998 102,386
Impairment of other real estate - 37,000
Insurance 131,062 153,023
Office supplies 73,338 91,257
Operational losses 76,126 65,271
Other 386,546 504,952
Postage 156,580 130,705
Professional services 454,955 501,500
Telephone 87,609 138,852

Total other non-interest expense $1,623,081 $1,853,689

During 2002, legal fees of approximately $182,000 were paid to a firm in which a director of the Company holds an interest. During 2003 this director resigned from the Board.

Fees of approximately $23,000 were paid to a director who resigned from the board during 2002 for professional services related to the Company’s regulatory filings.

NOTE 11. FEDERAL INCOME TAXES

Year end deferred tax assets and liabilities consist of the following:

2003 2002
Deferred tax liabilities
Depreciation and amortization ($1,095,620) ($1,055,021)
Deferred loan costs (7,422) (13,113)
Allowance for credit losses (65,510) (206,685)
Net unrealized gain on securities
available for sale - (30,550)
Other (8,765) (7,813)

Gross deferred tax liability (1,177,317) (1,313,182)

Deferred tax assets
Alternative minimum tax loss carryforward 239,997 239,997
Net operating loss carryforwards 4,602,003 4,362,730
Other real estate losses 56,651 118,977
Other 31,072 27,639

Gross deferred tax asset 4,929,723 4,749,343

NOTE 11. FEDERAL INCOME TAXES - continued

2003 2002

Net deferred tax asset 3,752,406 3,436,161

Less valuation allowance
for net deferred tax asset (3,752,406) (3,436,161)

Total net deferred tax asset $ - $ -

The realization of the net deferred tax asset is contingent upon the Company generating sufficient future taxable income during the carryforward period. Management has provided a 100% valuation allowance for its net deferred tax asset due to the uncertainty of realization during the carryforward period. The change in the valuation allowance was
$316,245 and $1,539,162 for the years ended December 31, 2003 and 2002, respectively.

The provision for federal income taxes consists of the following:

2003 2002

Current $ - $ -
Deferred
Federal (316,245) (1,539,162)
Valuation allowance 316,245 1,539,162
Provision (benefit) for federal income tax
expense charged to results of operations - -
Tax effect of change in unrealized
gain on securities available for sale - 6,022

Comprehensive provision
for federal income taxes $ - $ 6,022

The effective tax rate on net loss before income taxes differs from the U. S. statutory tax rate as follows:

2002 2001

U. S. statutory rate 34.0% 34.0%
Valuation allowance ( 34.0%) ( 34.0%)

Effective tax rate 0.0% 0.0%

NOTE 11. FEDERAL INCOME TAXES - continued

As of year end 2003 for income tax reporting purposes, the Company has a current net pretax operating loss carryforward of approximately $13,500,000 which ultimately expires in 2023.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Accordingly, the Company’s ability to utilize net operating loss carryforwards may be limited as a result of such an “ownership change” as defined in the Internal Revenue Code.

The Company also has an alternative minimum tax credit carryover of approximately $706,000 which can be used to offset regular tax in future periods.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Federal Home Loan Bank Advances: As a member of the Federal Home Loan Bank (FHLB) system, the Bank has the ability to obtain borrowings up to a maximum total of 75% of its total assets subject to the level of qualified, pledgable 1-4 family residential real estate loans and FHLB stock owned. As discussed in a separate note, under a formal agreement with the OCC, the Bank is prohibited from incurring additional debt without prior approval. The advances are collateralized by a blanket pledge of the Bank’s residential mortgage loan portfolio and FHLB stock. No FHLB advances were outstanding as of December 31, 2003 or 2002, however, advances of approximately $4,700,000 were made to the Bank subsequent to December 31, 2003 as a result of the sale of the San Antonio branches. (See Note 17.) The advances have been subsequently reduced to $3,700,000.

Litigation: The Company is a party to various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s financial condition or results of operations.

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

The Bank is a national banking association and, therefore, is subject to regulation, supervision and examination by the OCC. The Bank is also a member of the Federal Reserve Banking System (FRB) and the Federal Deposit Insurance Corporation (FDIC). Because the FRB regulates the bank holding company parent of the Bank, the FRB also has

NOTE 13. REGULATORY MATTERS - continued

supervisory authority that directly affects the Bank. In addition, upon making certain determinations with respect to the condition of any insured national bank, such as the Bank, the FDIC may begin proceedings to terminate a bank’s federal deposit insurance.

On November 19, 1998, the Board of Directors of the Bank entered into a Formal Agreement with the OCC pursuant to which the Bank was required to achieve certain capital levels and adopt and implement certain plans, policies and strategies by March 31, 1999. This Formal Agreement was superseded by a New Formal Agreement entered into with the OCC on February 18, 2003. The New Formal Agreement required that the Bank achieve ratios of Tier 1 capital to average assets of at least 8.0% and total capital to adjusted total assets of 12.0% by June 30, 2003. The required capital ratios were not achieved by the Bank prior to the date as set forth in the Formal Agreement, however, the Bank was given additional time by the OCC pending the sale of the bank’s branches in San Antonio.

The Formal Agreement establishes higher capital requirements than those applicable under prompt corrective action regulations for an “adequately” and “well capitalized” bank. The following table sets forth Consolidated and bank Only actual capital levels in addition to the capital requirements under the Formal Agreement and prompt corrective action regulations.

Minimum Requirements
To Be Well
Requirements Capitalized
Actual Under Formal For Under Prompt
Year-end Agreement at Capital Corrective
Capital Ratios December 31, Adequacy Action
2003 2002 2003 Purposes Regulations
Leverage Ratio
Tier I capital to
average assets
Consolidated 1.10% 1.99% 4.00% 5.00%
Bank 6.80% 6.36% 8.00% 4.00% 5.00%
Risk-Based Capital Ratios
Tier I capital to risk-
weighted assets
Consolidated 1.31% 2.65% 4.00% 6.00%
Bank 7.81% 8.80% 6.00% 4.00% 6.00%
Total capital to risk-
weighted assets
Consolidated 2.61% 5.24% 8.00% 10.00%
Bank 8.97% 10.06% 12.00% 8.00% 10.00%

NOTE 13. REGULATORY MATTERS - continued

Year end Consolidated and Bank Only actual capital amounts were as follows:

Consolidated Bank Only
2003 2002 2003 2002

Tier I capital $ 991,000 $ 2,010,000 $ 6,106,000 $ 6,650,000
Tier II capital 991,000 1,959,000 907,000 951,000

Total capital $ 1,982,000 $ 3,969,000 $ 7,013,000 $ 7,601,000

Risk-weighted assets $75,914,000 $ 75,799,000 $78,195,000 $ 75,579,000

Adjusted average assets $90,050,000 $100,752,000 $89,833,000 $104,549,000

As of year end 2003 and 2002, the Bank met the level of capital required to be categorized as well capitalized under prompt corrective action regulations. The Holding Company did not meet the level of capital required for capital adequacy purposes at December 31, 2003 or 2002.

Additionally, pursuant to the Formal Agreement, the Board of Directors was required to develop an action plan detailing the Board’s assessment of how to improve the Bank including implementation and timetable. The plan was to be developed within ninety days and submitted to the OCC. It also included provisions for new appointments to the Board of Directors, management effectiveness, adoption of a three year strategic plan and preparation of a three year business plan. The Board is also required to develop a three year capital program, develop a written program to improve the Bank’s loan portfolio and implement an internal audit program. All of these recommended enhancements have been implemented.

The Formal Agreement also prohibits the Board of Directors from declaring or paying any dividends unless the Bank (i) is in compliance with 12 U.S.C. Section 56 and 60, its approved capital program provided for in the Formal Agreement, and the capital levels set forth in the Formal Agreement, as more fully described above, and (ii) has obtained the prior written approval of the OCC.

The Holding Company does not have material working capital needs separate from those of the Bank, other than the payment of interest on its convertible subordinated debt (Note 6). The Bank is currently precluded from declaring and paying any dividends to the Holding Company under the Formal Agreement. The provisions of the subordinated debt do not allow holders to force an interest payment. On November 9, 1999, the OCC approved a $262,000 reduction of the Bank’s surplus, the proceeds of which were upstreamed to the Holding Company which, together with a $60,000 capital contribution by certain officers and directors of the Holding Company and a $139,000 federal income tax payment by the Bank to the Holding Company, was sufficient to enable the Holding Company to meet its September 30, 1999 interest obligations under the Notes and to pay certain other operating

NOTE 13. REGULATORY MATTERS - continued

expenses. Additionally, on March 28, 2000, the OCC approved another reduction in the Bank’s surplus in the amount of $500,000 that enabled the Holding Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. Certain current and former members of the Company’s Board of Directors and one employee made loans to the Company to enable it to meet its cash needs (Note 6).

On October 28, 1999, the Holding Company entered into a Memorandum of Understanding (MOU) with the FRB. Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Holding Company was required to develop and submit to the FRB a written three year capital plan, a plan to service the Holding Company’s existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Holding Company’s internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Holding Company has submitted each of the requested plans and procedures to the FRB. Finally, the Holding Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC.

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

Long-term Debt: The fair value of the Company’s notes payable and subordinated debt is not readily determinable. The Company has estimated the value of the notes payable at face value of the subordinated debt at par plus the premium the Company would be required to pay if the notes were retired at year end.

NOTE 14. FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Off-Balance Sheet Instruments: The fair values of these items are not material and are, therefore, not included on the following schedule.

The estimated year end fair values of financial instruments were as follows:

2003 2002
Carrying Estimated Carrying Estimated
Value Fair Value Value Fair Value

Financial assets
Cash and cash
equivalents 14,425,589 14,426,000 $18,411,402 $18,411,000
Interest-bearing
time deposits 28,449 28,000 28,330 28,000
Securities available
for sale 1,580,874 1,581,000 4,522,298 4,522,000
Loans, net 65,494,286 65,495,000 71,045,339 73,425,000
Accrued interest
receivable 305,741 306,000 334,990 335,000

Financial liabilities
Noninterest-bearing
deposits (18,382,623) (18,383,000) (17,162,910) (17,163,000)
Interest-bearing
deposit (63,054,909) (3,055,000) (76,862,786) (77,291,000)
Long-term debt (4,350,000) (4,524,000) (4,350,000) (4,568,000)
Accrued interest
payable (997,199) (997,000) (643,296) (643,000)

NOTE 15. BUSINESS SEGMENTS

The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on net interest income and profit or loss from operations.
Insurance
Community Premium
2003 Banking Financing Total

Net interest income $ 2,592,445 $ 1,168,916 $ 3,761,361
Provision for credit losses (245,000) - (245,000)
Noninterest income 904,002 54,683 958,685
Noninterest expense 4,619,765 629,146 5,248,911
Net income (loss) (1,374,318) 594,453 (773,865)
Loans, gross 61,790,632 5,353,579 67,324,211
Total assets 86,019,251 5,419,354 91,438,605

2002
Net interest income $ 3,059,950 $ 1,042,016 $ 4,101,966
Provision for credit losses (1,922,538) 37,538 (1,885,000)
Noninterest income 785,668 220,203 1,005,871
Noninterest expense 5,334,782 638,400 5,973,182
Net income (loss) (3,411,702) 661,357 (2,750,345)
Loans, gross 62,563,560 10,221,479 72,785,039
Total assets 94,697,845 9,351,218 104,049,063

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS

The following are condensed parent company financial statements:

Condensed Balance Sheets
December 31, 2003 and 2002

2003 2002
Assets
Cash and cash equivalents $ 5,496 $ 6,647
Investment in subsidiary 8,894,133 9,276,573
Other assets 200,150 241,740

Total assets $ 9,099,779 $ 9,524,960

Liabilities
Convertible subordinated debt $ 4,350,000 $ 4,350,000
Accrued interest payable 880,875 489,375
Other liabilities 107,008 58,339

5,337,883 4,897,714
Shareholder’s equity
Common stock 100,061 100,061
Additional paid-in capital 18,085,534 18,085,534
Accumulated deficit (14,046,624) (13,272,759)
Treasury stock (375,443) (375,443)
Accumulated other comprehensive loss (1,632) 89,853

Total shareholders’ equity 3,761,896 4,627,246

Total liabilities and shareholders’ equity $ 9,099,779 $ 9,524,960

Condensed Statements of Operations and Comprehensive Loss
Years Ended December 31, 2003 and 2002

2003 2002

Operating income $ - $ 97,939

Operating expenses
Interest expense 391,500 391,500
Other expenses 91,410 142,025

Total operating expenses 482,910 533,525

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS – continued

Condensed Statements of Operations and Comprehensive Loss
Years Ended December 31, 2003 and 2002
(continued)

2003 2002

Loss before income taxes and equity in
net loss of subsidiary (482,910) (435,586)

Income tax expense (benefit) - -

Loss before equity in net loss and
distributions in excess of net
loss of subsidiary (482,910) (435,586)

Equity in net loss of subsidiary (290,955) (2,314,759)

Net loss (773,865) (2,750,345)

Other comprehensive income (loss) – net change
in unrealized holding gain on securities
available for sale, net of tax (91,485) 101,542

Comprehensive loss ($ 865,350) ($ 2,648,803)

Condensed Statements of Cash Flows
Years Ended December 31, 2003 and 2002

2003 2002
Cash flows from operating activities
Net loss ($ 773,865) ($2,750,345)

Adjustments to reconcile net loss
to net cash used in from operating activities

Amortization of debt issuance costs 41,590 41,590
Equity in net loss of subsidiary 290,955 2,314,759
Net change in other assets
and other liabilities 440,169 336,394

Net cash used in operating activities (1,151) (57,602)

Cash flows from investing activities - -

Net cash used in investing activities - -

NOTE 16. PARENT COMPANY CONDENSED FINANCIAL STATEMENTS – continued

Condensed Statements of Cash Flows
Years Ended December 31, 2003 and 2002
(continued)

2003 2002

Cash flows from financing activities
Sale of common stock - 60,000
Payment on debt - (25,000)

Net cash provided by financing activities - 35,000

Net change in cash and cash equivalents (1,151) (22,602)

Beginning cash and cash equivalents 6,647 29,249

Ending cash and cash equivalents $ 5,496 $ 6,647

NOTE 17. SUBSEQUENT EVENTS

In January 2004, the Company sold four of its branches located in San Antonio. All deposits of the branches were assumed by the buyer and all real estate, furniture and equipment were purchased. The Company received a premium on the deposits and recognized a gain of approximately $350,000 on the sale. The San Antonio deposits represented 40% of the total deposits of the Company at December 31, 2003. In addition, loans representing 18% of the gross loans at December 31, 2003 were transferred to the buyer in the transaction. Included in the cost of the assets sold was $1,491,439 of goodwill associated with the San Antonio branches.

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
Additional paid-in capital =
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
========== ============ =
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
============ ============

Conversion of debt to common stock $ 95,000 $ 320,000
============ ============
INDEX TO EXHIBITS

-----------------------------------------------------------------------------------------------
Incorporated Exhibit Herein by Filed
No. Description Reference To Herewith
-----------------------------------------------------------------------------------------------
3.01 Certificate of Incorporation, as Filed with the Company's Form 10-K dated December amended 31, 1993 and incorporated by reference herein.
-----------------------------------------------------------------------------------------------

3.03 Restated Bylaws of the Company Filed with the Company's Form 10-K dated December 31, 1994 and incorporated by reference herein.
-----------------------------------------------------------------------------------------------

4.01 Form of Common Stock certificate Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
-----------------------------------------------------------------------------------------------

4.02 Indenture dated as of March 31, 1998 Filed with the Company's Form 10-Q for between the Company and Harris Trust quarter ended March 31, 1998 and and Savings Bank, Chicago, Illinois, incorporated by reference herein.
as trustee

----------------------------------------------------------------------------------------------

4.04 Form of Notes (included in the Filed with the Company’s Form 10-Q for
Exhibit 4.02) the quarter ended March 31, 1998 and
Incorporated by reference herein.
----------------------------------------------------------------------------------------------

4.04 Form of Note Purchase Agreements Filed with the Company's Registration dated March 31, 1998 Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
-----------------------------------------------------------------------------------------------

10.01 Surety Capital Corporation 1988 Filed with the Company's Form 10-K dated
Incentive Stock Option Plan December 31, 1991 and incorporated by reference herein.
-----------------------------------------------------------------------------------------------

10.02 Surety Capital Corporation 1995 Filed with the Company's Form
Incentive Stock Option Plan 10-K dated December 31, 1994 and incorporated by reference herein.
-----------------------------------------------------------------------------------------------

10.03 Surety Capital Corporation Amended Filed with the Company's Form 10-K dated and Restated Stock Option Plan for December 31, 1996 and incorporated by
Directors, and Form of Stock Option reference herein.
Agreement

10.04 Surety Capital Corporation 1997 Filed with the Company's Form 10-K dated Non-Qualified Stock Option Plan for December 31, 1997 and incorporated
Officers and Key Employees, and Form by reference herein.
of Stock Option Agreement

-----------------------------------------------------------------------------------------------
10.05 Surety Capital Corporation 1997 Filed with the Company's Form 10-K dated Non-Qualified Stock Option Plan December 31, 1997 and incorporated by for Non-Employee Directors, and reference herein Form of Stock Option Agreement

-----------------------------------------------------------------------------------------------

10.06 Surety Capital Corporation 2001
Amended and Restated 1998 Incentive
Stock Option Plan
-----------------------------------------------------------------------------------------------

10.07 Form of Redeemable Convertible Filed with the Company's Form 10-K dated Promissory Note between Surety December 31, 1999 and incorporated by r Capital Corporation and C. Jack Bean, reference herein.
Charles M. Ireland, Margaret E.
Holland, Aaron M. Siegel, Garrett
Morris, Cullen W. Turner, William B.
Byrd, Michael L. Milam and Lloyd W.
Butts, and related Warrant, dated
October 29, 1999
-----------------------------------------------------------------------------------------------

10.8 Form of Indemnification Agreement Filed with the Company's Form 10-K dated between Surety Capital Corporation December 31, 1999 and incorporated by and William B. Byrd, Lloyd W. Butts, reference herein.
Charles M. Ireland, Margaret E.
Holland, Michael L. Milam, Garrett
Morris, Cullen W. Turner and John D.
Blackmon, dated January 18, 2000
-----------------------------------------------------------------------------------------------

10.9 Form of Indemnification Agreement Filed with the Company's Form 10-K dated between Surety Bank, National December 31, 1999 and incorporated by Association and William B. Byrd, reference herein.
Lloyd W. Butts, Charles M. Ireland,
Margaret E. Holland, Michael L.
Milam, Garrett Morris, Cullen W.
Turner and John D. Blackmon, dated
January 18, 2000

31.01 Certification of Richard N. Abrams, Chairman of the Board. Pursuant to Rule 13a- 14(a) and Rule 15d – 14(a)

31.02 Certification of Tim Raso, Chief Operating Officer. Pursuant to Rule 13a- 14(a) and Rule 15d – 14(a)

10.10 2001 Non-Qualified Stock Option Plan
for Advisory Directors
-----------------------------------------------------------------------------------------------
21.01 Subsidiaries of the Registrant
-----------------------------------------------------------------------------------------------
23.01 Consent of Weaver and Tidwell, L.L.P.
-----------------------------------------------------------------------------------------------
31.01 Certification of Richard N. Abrams, Chairman of the Board, pursuant to Rule 13a-14(a) and Rule 15(d)-14(c).
-----------------------------------------------------------------------------------------------
31.02 Certification of Tim Raso, Chief Operating Officer, pursuant to Rule 13a-14(a) and Rule 15 (d)-14(c).

32.01 Certification of Richard N. Abrams, Chairman of the Board, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sabranes – Oxley Act of 2002
-----------------------------------------------------------------------------------------------

32.02 Certification of Tim Raso, Chief Operating Officer, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sabranes – Oxley Act of 2002
-----------------------------------------------------------------------------------------------

EXHIBIT 10.06
2001 AMENDED AND RESTATED
1998 INCENTIVE STOCK OPTION PLAN
OF SURETY CAPITAL CORPORATION

This is the 2001 Amended and Restated 1998 incentive Stock Option Plan (the "Plan") of SURETY CAPITAL CORPORATION, a Delaware corporation (the "Company"), under which incentive stock ptions (the "Options") may be granted to employees of the Company and/or its subsidiaries to purchase shares of the Company's $0.01 par value common stock (the "Common Stock"). Options granted pursuant to the Plan are intended to be "incentive stock options" within the meaning of Section
422 of the Code (as defined below).

SECTION 1. PURPOSE. The purpose of the Plan is to permit selected employees of the company and/or its subsidiaries (now existing or hereafter acquired) to acquire a proprietary interest in the Company, thereby providing them with an additional incentive for further promoting the success of the Company's business operations and to encourage them to remain as employees of the Company and/or its subsidiaries.

SECTION 2. ADMINISTRATION OF PLAN. The Plan will be administered by the Stock Option Committee (the "Committee") of the Board of Directors of the Company (the "Board of Directors"). The Committee shall consist of two (2) or more members of the Board of Directors. Each member of the Committee must be a director of the Company who is ineligible to receive a grant of Options under the Plan. Subject to the provisions of the Plan, the Committee will have authority in its discretion:
(a) to select the individuals to whom and the time or times at which Options will be granted under the Plan, to determine the number of shares subject to each Option granted under the Plan and the exercise price thereof, to determine the terms, conditions, restrictions and other provisions of such Options, and, subject to the restrictions imposed by SECTION 16, to cancel Options granted under the Plan;
(b) to construe and interpret the Plan and all Options granted under the Plan;
(c) to prescribe, amend and rescind rules and regulations relating to the Plan; and
(d) to make all other determinations necessary or advisable for the administration of the Plan. All determinations and interpretations made by the Committee will be binding and conclusive on all persons to whom Options are granted under the Plan and on their legal representatives and beneficiaries. In administering the Plan, the Committee shall act by majority vote of its then members, by meeting or by writing filed without a meeting. The Committee shall maintain and keep adequate records concerning the Plan and concerning its proceedings and acts in such form and detail as the Committee may decide.

SECTION 3. SHARES SUBJECT TO PLAN. Subject to adjustment as provided in SECTION 10, the number and kind of shares which may be offered and sold under the Plan is 500,000 shares of common Stock. If any Option granted under the Plan is forfeited, expires or is cancelled for any reason without having been exercised in full, the unpurchased shares of Common Stock subject thereto will (unless the Plan has been terminated) again be available for other Options to be granted under the Plan. Shares which are the subject of Options under the Plan may be made available from authorized and unissued stock or treasury stock of the Company.

SECTION 4. SELECTION OF OPTIONEES. Options may be granted under the Plan to present and future employees of the Company and/or its subsidiaries (whether now existing or hereafter acquired), all such persons being hereafter referred to as "Optionees." In determining the persons to whom Options will be granted and the number of shares of Common Stock to be covered by each Option, the Committee may take into account the nature of the services rendered by such persons, their present and potential contributions to the success of the Company and such other factors as the Committee in its discretion may deem relevant. An Optionee who has been granted an Option under the Plan may be granted an additional Option or Options under the Plan if the Committee so determines.

SECTION 5. OPTION PRICE. Options granted under the Plan will be subject to such exercise price as may be determined by the Committee, except that in no event may such exercise price be less than the fair market value of the Common Stock on the date of the grant (the "Option Price"). In determining such fair market value, the Committee shall use the average of the closing bid and asked prices if such Common Stock is traded on the over-the-counter market, or the closing price on a securities exchange (except that if there was no trading in such Common Stock on the date of the grant, the closing price on the earliest preceding day during which there was trading in such Common Stock shall be used). If the Common Stock is not publicly traded, the Board of Directors shall make a good faith effort and attempt to determine the fair market value based on such factors as recent sales prices, book value, etc. Notwithstanding what is stated above, in the event an Option is granted to a person who, at the time the Option is granted, owns stock of the Company possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, then the Option Price must be at least one hundred ten percent (110%) of the fair market value of the Common Stock at the time such Option is granted.

SECTION 6. TERM OF OPTIONS. All Options which may be granted pursuant to the Plan must be granted within ten (10) years from the Effective Date. Subject to earlier termination as provided in SECTION 7, each Option granted pursuant to the Plan must be exercised within ten (10) years after the date of granting of such Option or such shorter period of time as determined by the Committee; provided however, in the event an Option is granted to a person who, at the time the Option is granted, owns stock of the Company possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, such Option shall not be exercisable in full or in part after the expiration of five (5) years from the date such Option is granted.

SECTION 7. TERMS AND CONDITIONS RELATING TO EMPLOYMENT.

(a) A primary reason for the Company's granting of the Options under the Plan is to encourage each Optionee to remain an employee of the Company and/or its subsidiaries. Accordingly, if an Optionee voluntarily or involuntarily terminates his employment with the Company and/or its subsidiaries for any reason whatsoever, whether with or without cause, other than as a result of death or permanent and total disability within the meaning of Section 22 (e) (3) of the Code, such Optionee may exercise his Options, to the extent vested on the date of termination of employment, at any time within three (3) months following the date of such termination of employment (but in no event later than the termination date of the Options), after which period the Options shall expire. Under no circumstances may any Options of an Optionee be in any way affected by any change of the Optionee's activities, title or position within the group consisting of the Company and/or its subsidiaries.

(b) If an Optionee dies while in the employ of the Company and/or its subsidiaries, or within three (3) months following the date of termination of his employment with the Company and/or its subsidiaries, any Options of the Optionee, to the extent vested on the date of death of the Optionee, may be exercised by an heir or devisee who acquired the Options directly from the Optionee through the latter's will or pursuant to the applicable laws of descent and distribution or by the personal representative of the deceased Optionee's estate at any time within one (1) year after the date of such Optionee's death (but in no event later than the termination date of the Options), after which period the Options shall expire.

(c) In the case of an Optionee who becomes permanently and totally disabled within the meaning of Section 22 (e) (3) of the Code while in the employ of the Company and/or its subsidiaries, any Options of such Optionee, to the extent vested on the date when such Optionee becomes disabled, may be exercised by the Optionee or the Optionee's personal representative at any time within one (1) year after such Optionee ceases employment (but in no event later than the termination date of the Options), after which period the Options shall expire.

SECTION 8. ACCELERATION OR VESTING AND OTHER TERMS.

(a) Anything herein to the contrary notwithstanding, each Option shall become fully vested upon the occurrence of a Change in Control of the Company. A "Change in Control of the Company" shall be deemed to have occurred if
(1) any "person" (as such term is used in SECTIONS 13(d) and 14(d) of the securities Exchange Act of 1934, as amended (the "Exchange Act")), other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty percent (20%) or more of the combined voting power of the Company's then outstanding securities;
(2) during any period of two (2) consecutive years, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds (2/3rds) of the directors then in office who were directors at the beginning of the period;
(3) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least seventy-five (75%) of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or
(4) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition of all or substantially all of its assets.

(b) Subject to the provisions of this Plan and applicable securities, tax and other laws and regulations, Options may be granted at such time or times and pursuant to such terms and conditions as may be determined by the Committee during the period this Plan is in effect. Each Option granted under the Plan shall be evidenced by a Stock Option Agreement between the Company and the Optionee which shall set forth such terms and conditions. Stock Option Agreements shall contain such provisions, restrictions, and conditions as are not inconsistent with this Plan, but need not be identical. The provisions of this Plan shall be set forth in full or incorporated by reference in each Stock Option Agreement.

(c) The Committee may, in its discretion, include in any Option granted under the Plan a condition that the Optionee shall agree to remain in the employ of, and to render services to, the Company or any of its subsidiaries for a period of time (specified in the Stock Option Agreement) following the date the Option is granted. No such agreement shall impose upon the Company or any of its subsidiaries, however, any obligation to employ the Optionee for any period of time.

SECTION 9. METHOD OF EXERCISING OPTIONS.

(a) Provided all of the provisions of the Plan have been fully complied with, each Option may be exercised by forwarding to the Company's business office in Hurst, Texas, by certified letter, a written instrument stating that the Option is being exercised and giving the number of shares of Common Stock with respect to which the Option is being exercised. Such written instrument shall be signed by the person exercising the Option and shall be accompanied by a certified check or cashier's check for the full amount of the Option Price. In lieu of paying the Option Price in cash, and subject to the ability of the Company to repurchase its Common Stock, the Optionee may tender and deliver to the Company with proper stock powers and required endorsement so many shares of Common Stock previously acquired, owned and held by the Optionee for at least seven (7) months, which have a fair market value as of the date of exercise of the Option equal to the Option Price. In the event a person or persons other than an Optionee attempts to exercise the Option, such written statement mailed to the Company shall demonstrate compliance with SECTION 11 hereof and be accompanied by such proof of right to ownership as is required by applicable law to be given to transfer agents in connection with the transfer of securities. The Company shall issue a certificate representing the shares being received upon exercise of the Option. All shares represented by any such certificate shall be fully paid and non-assessable. Subject to the limitations set forth in the Plan, each Option may be exercised at one time or in parts on several successive occasions; however, each Option may not be exercised in an amount less than one hundred shares at any one time (unless such exercise is being made as to the entire number of shares of Common Stock which may be purchased pursuant to the Option).

(b) The aggregate fair market value (determined at the time the Option is granted) of the Common Stock with respect to which such Options are exercisable for the first time during any calendar year under the Plan, or under any other plan of the Company or a corporation which is a parent or subsidiary of the Company, as those terms are defined in Sections 424 (e) and (f), respectively, of the Code, shall not exceed $100,000, with respect to any Optionee. The Committee may grant in any one calendar year Options to any Optionee respecting Common Stock having a fair market value in excess of $100,000; provided, however, that the Options granted therein shall be subject to successive annual rights of exercise such that Common Stock having a fair market value not in excess of $100,000 is first subject to exercise under the Stock Option Agreement during any one calendar year and to the extent such limitation is exceeded, such Option shall be treated as an option which is not an incentive stock option.

(c) If an Optionee sells or otherwise disposes of Common Stock received upon exercise of an incentive stock option on or before the later of (A) the date two (2) years after the date of grant, and (B) the date one year after the exercise of the incentive stock option (in either case a "Disqualifying Disposition"), the Optionee must immediately notify the Company in writing of such disposition. The Optionee may be subject to income tax withholding by the Company in the income recognized by the Optionee from the Disqualifying Disposition.

SECTION 10. CHANGES IN CAPITAL STRUCTURE.

(a) In the event any change occurs in the number of shares of Common Stock outstanding as a result of any stock split, stock dividend, recapitalization, merger, consolidation, reorganization, combination or exchange of shares, split-up, split-off, spin-off, liquidation or other similar change in capitalization, or any distribution to holders of Common Stock other than cash dividends, the number or kind of shares of Common Stock that may be issued under the Plan pursuant to SECTION 3, including shares of Common Stock covered by existing Options, shall be automatically adjusted to preserve the proportionate interests of the Optionees in the Company as represented by their outstanding Options, and the proportionality of the share pool under the Plan in relation to the total number of shares of Common Stock outstanding.

(b) If the outstanding shares of the Common Stock shall be changed into or become exchangeable for a different number or kind of shares of stock or other securities of the Company or another corporation, whether through reorganization, reclassification, recapitalization, stock split-up, combination of shares, merger or consolidation, then there shall be substituted for each share of Common Stock that may be issued under the Plan pursuant to SECTION 3, including shares of Common Stock covered by existing Options, the number and kind of shares of stock or other securities into which each outstanding share of Common Stock shall be so changed or for which each such share of Common Stock shall become exchangeable.

(c) In case of any adjustment or substitution as provided for in SECTIONS 10(a) or 10(b), the aggregate Option Price for all shares of Common Stock subject to each then outstanding Option prior to such adjustment or substitution shall be the aggregate Option Price for all shares of stock or other securities (including any fraction) into which such shares of Common Stock shall have been converted or which shall have been substituted for such shares of Common Stock. Any new per share Option Price shall be carried to at least three decimal places with the last decimal place rounded upwards to the nearest whole number.

(d) If the outstanding shares of Common Stock shall be changed in value by reason of any spin-off, split-off or split-up, or dividend in partial liquidation, dividend in property other than cash or extraordinary distribution to holders of Common Stock, the Committee shall make any adjustments to any then outstanding Options which it determines are equitably required to prevent dilution or enlargement of the rights of the Optionees which would otherwise result from any such transaction.

(e) No adjustment or substitution provided for in this SECTION 10 shall require the Company to issue or sell a fraction of a share or other security. Accordingly, all fractional shares or other securities which result from any such adjustment or substitution shall be eliminated and not carried forward to any subsequent adjustment or substitution.

(f) Except as provided in this SECTION 10, an Optionee shall have no rights by reason of issuance by the Company of stock of any class or securities convertible into stock of any class, any subdivision or consolidation of shares of stock of any class, the payment of any stock dividend or any other increase or decrease in the number of shares of stock of any class.

SECTION 11. NONTRANSFERABILITY. No Option may be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of descent and distribution. Each Option is exercisable, during the lifetime of an Optionee, only by the Optionee. Any attempted assignment, transfer, pledge, hypothecation or other encumbrance of any Option contrary to the provisions hereof, and any execution, attachment or similar process upon any Option, will be null, void and of no effect.

SECTION 12. RIGHTS AS STOCKHOLDER No Optionee may have any rights as a stockholder with respect to any shares of Common Stock covered by these Options until the date of issuance of a stock certificate to such Optionee for such shares after exercise. Except as is otherwise provided in SECTION 10, no adjustment will be made for dividends (ordinary or extraordinary and whether in cash, securities or other property) or distributions or other rights for which the record date is prior to the date such stock certificate is issued.

SECTION 13. COMPANY'S OBLIGATIONS. The Company agrees to maintain at all times sufficient authorized Common Stock to meet the requirements of the Plan. The proceeds received by the Company from the sale of the Common Stock pursuant to these Options shall be used for general corporate purposes. The Company further agrees to pay all fees and expenses necessarily incurred by the Company in connection with these Options. Although the Company shall in no event be obligated to register any securities covered hereby pursuant to the Securities Act of 1933, as amended (the "Act"), it will use its best efforts to comply with all laws and regulations which, in the opinion of the Company's counsel, are applicable thereto. The inability of the Company to obtain from any regulatory body having jurisdiction the authority deemed necessary by counsel for the Company for the lawful issuance and sale of Common Stock hereunder shall relieve the Company of any liability in respect of the failure to issue or sell Common Stock as to which the requisite authority has not been obtained.

SECTION 14. REQUIREMENTS OF LAW.

(a) The Company shall not be required to sell or issue any shares of Common Stock subject to the Options if the issuance of such shares shall constitute a violation of any provision of any law or regulation of any governmental authority. Specifically, in connection with the Act, upon exercise of an Option, unless a registration statement under the Act is in effect with respect to the shares of Common Stock covered by the Option, the Company shall not be required to issue such shares of Common Stock unless the Company has received an opinion of counsel that registration of such shares is not required. Any reasonable determination in this connection by the Company shall be final, binding and conclusive. If required by the Act or applicable state law in the opinion of counsel for the Company, an appropriate legend shall be placed on certificates representing shares of Common Stock issued pursuant to the exercise of an
Option.

(b) As a condition to the exercise of any portion of an Option, the Company may require the Optionee exercising such Option to represent and warrant at the time of such exercise that any shares of Common Stock acquired at exercise are being acquired only for investment and without any present intention to sell or distribute such shares, if, in the opinion of counsel for the Company, such a representation is required under the Act or any other applicable law, regulation or rule of any governmental agency.

SECTION 15. RELIANCE ON REPORTS. Each member of the Committee and each member of the Board of Directors shall be fully justified in relying or acting in good faith upon any report made by the independent public accountants of the Company and its subsidiaries and upon any other information furnished in connection with the Plan by any person or persons other than himself. In no event shall any person who is or shall have been a member of the Committee or of the Board of Directors be liable for any determination made or other action taken or any omission to act in reliance upon any such report or information or for any action, including the furnishing of information, taken or failure to act, if in good faith.

SECTION 16. AMENDMENT OR TERMINATION OF PLAN. The Board of Directors may at any time amend, alter or terminate the Plan, except that no amendment, alteration or termination may be made which would impair the rights of any Optionee under any option previously granted without such Optionee's consent, and except that no amendment, alteration or termination may be made which, without the further approval of the stockholders, would:

(a) increase the aggregate number of shares of Common Stock as to which Options may be granted under the Plan, except as provided in SECTION 10;

(b) change the class of employees eligible to receive options;

(c) change the manner of determining the minimum Option Price; or

(d) extend the term of the Plan or the period during which Options may be granted or exercised under the Plan.

SECTION 17. MODIFICATION, EXTENSION AND RENEWAL OF OPTIONS. Subject to the terms and conditions and within the limitations of the Plan, the Committee may modify, extend or renew outstanding Options granted under the Plan, or accept the surrender of outstanding Options (to the extent not theretofore exercised) and authorize the granting of new Options in substitution therefor (to the extent not theretofore exercised), including canceling outstanding Options and reissuing new Options at a lower Option Price in the event that the fair market value per share of Common Stock at any time prior to the date of exercise falls below the Option Price of Options granted pursuant to the Plan. Notwithstanding the foregoing, however, no modification of an Option shall, without the consent of the Optionee, alter or impair any rights or obligations under any Option theretofore granted under the Plan.

EXHIBIT 23.01

INDEPENDENT AUDITOR'S CONSENT

We hereby consent to the incorporation by reference in the following registration statements and related prospectuses of our report dated April 7, 2003 on the consolidated balance sheet of Surety Capital Corporation as December 31, 2002, and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity, and cash flows for the year then ended, which report is included in this Annual Report on Form 10-KSB.
Form S-8 - File No. 33-63695
Form S-8 - File No. 333-20615
Form S-8 - File No. 333-57253

/s/ Weaver And Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
April 15, 2003

CERTIFICATION Exhibit 31.01

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
4. The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b)(intentionally omitted)
(c)evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and
5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):
(a)all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b)any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting

Date: April 15, 2004

/s/ Richard N. Abrams
Richard N. Abrams
Chairman of the Board

CERTIFICATION Exhibit 31.02

I, Tim Raso, Chief Operating Officer of Surety Capital Corporation, certify that:

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
4. The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
(a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b)(intentionally omitted)
(c)evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and
5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):
(a)all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b)any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting

Date: April 15, 2004

/s/ Tim Raso
Tim Raso
Chief Operating Officer

EXHIBIT 32.01
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSANT TO
SECTION 906 OF THE SABRANES - OXLEY ACT OF 2002

In connection with the Annual Report of Surety Capital Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard N. Abrams, Chairman of the Board of Directors of the Company, certify, pursuant to U.S.C. Section 1350, as adopted pursuant to 906 of the Sabranes - Oxley of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard N. Abrams
----------------------
Richard N. Abrams
Chairman of the Board of Directors

A signed original of this written statement required by Section 906 has been provided to Surety Capital Corporation and will retained by Surety Capital Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.02
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SABRANES - OXLEY ACT OF 2002

In connection with the Annual Report of Surety Capital Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Raso, Chief Operating Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to 906 of the Sabranes - Oxley of 2002, that:

(3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Tim Raso
----------------
Tim Raso
Chief Operating Officer

A signed original of this written statement required by Section 906 has been provided to Surety Capital Corporation and will retained by Surety Capital Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

End of Filing
F-6

SURETY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS