Form 10-K
period 2004-03-31
SURETY CAPITAL CORP /DE/
filed 2004-04-29
CIK 784932

OMB APPROVAL
OMB Number: 3235-0058
Expires: January 31, 2005
Estimated average burdenhours per response. . .2.50
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 12b-25
SEC File Number 001-12818
CUSIP Number 868666207
NOTIFICATION OF LATE FILING

(Check One): Form 10-KSB 0Form 20-F 0Form 11-K X Form 10-Q
Form N-SAR
For Period Ended: March 31, 2004
Transition Report on Form 10-K
Transition Report on Form 20-F
Transition Report on Form 11-K
Transition Report on Form 10-Q
Transition Report on Form N-SAR
For the Transition Period Ended: ___________________
Read Instruction (on back page) Before Preparing Form. Please Print or Type.
Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.
If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
______________________________________________________________________________
PART I -- REGISTRANT INFORMATION
Surety Capital Corporation Full Name of Registrant
Former Name if Applicable
1501 Summit Avenue Address of Principal Executive Office (Street and Number)
Fort Worth, Texas 76102 City, State and Zip Code
PART II -- RULES 12b-25(b) AND (c)
If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)
1 (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;(b) The subject annual report, semi-annual report, transition report on Form 10-KSB, Form 20-F,11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and(c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.
PART III -- NARRATIVE
State below in reasonable detail the reasons why Forms 10-KSB, 20-F, 11-K, 10-QSB, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period.
The Registrant cannot without unreasonable effort and expense complete the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other portions of the Form 10-QSB before the due date of the report.
PART IV-- OTHER INFORMATION
(1) Name and telephone number of person to contact in regard to this notification
Richard N. Abrams (Name) (817) (Area Code) 335-5955 (Telephone Number)
(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). 0Yes 1No

(a) Form 10-QSB for the quarter ended September 31, 2003
(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? 0Yes 1No
If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.
Surety Capital Corporation
(Name of Registrant as Specified in Charter)
Has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.
Date: April 29, 2004 By: /s/ Richard N. Abrams Richard N. Abrams
Chairman of the Board

Instruction: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.
ATTENTION
International misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).

GENERAL INSTRUCTIONS
1. This form is required by Rule 12b-25 (17 CFR 240.12b-25) of the General Rules and Regulations under the Securities Exchange Act of 1934.
2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.
3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.
4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.
5. Electronic filers. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T (§232.201 or §232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (§232.13(b) of this Chapter).