Form 10KSB
period 2004-03-31
SURETY CAPITAL CORP /DE/
filed 2004-05-26
CIK 784932

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________.
Commission file number 001-12818

SURETY CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter)
DELAWARE 75-2065607
(State or other jurisdiction of (IRS Employer
incorporation or organization) Identification number)1501 SUMMIT AVENUE, FORT WORTH, TEXAS 76102
(Address of principal executive offices)
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
Common stock outstanding on March 31, 2004: 10,006,080 shares

SURETY CAPITAL CORPORATION
INDEX
Page No.
--------
PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements (Unaudited)

Consolidated Balance Sheets 3

Consolidated Statements of Operations 4

Consolidated Statements of Comprehensive Income 5

Condensed Consolidated Statements of Changes in Shareholders' Equity 5

Condensed Consolidated Statements of Cash Flows 6

Notes to Consolidated Financial Statements 7

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results
of Operations 14

ITEM 3 Controls and Procedures 23

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings 23

ITEM 3 Defaults Upon Senior Securities 23

ITEM 6 Exhibits and Reports on Form 8-K 23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SURETY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, December 31,
2004 2003
-------------- -------------
(Unaudited)
Assets:
Cash and due from banks $ 2,975,540 $ 7,703,747
Federal funds sold --- 6,721,842
------------- -------------
Total cash and cash equivalents 2,975,540 14,425,589
Interest-bearing time deposits in other financial institutions 53,449 28,449
Securities available for sale, at fair value --- 752,970
Bank Stock (FRB, TIB, FHLB) 1,025,904 827,904
Loans, net 51,793,570 65,494,286
Premises and equipment, net 2,140,016 4,658,989
Accrued interest receivable 230,383 305,741
Other real estate and repossessed assets 2,252,482 2,109,188
Goodwill, net 1,045,240 2,536,679
Other assets 556,074 298,810
------------- -------------
Total assets $ 62,072,658 $ 91,438,605
============= =============
Liabilities:
Noninterest-bearing demand deposits $ 9,165,046 $ 18,382,623
Savings, NOW and money market accounts 8,631,330 23,617,492
Time deposits, $100,000 and over 10,763,206 14,301,944
Other time deposits 20,022,329 25,135,473
------------- -------------
Total deposits 48,581,911 81,437,532
Convertible subordinated debt 4,350,000 4,350,000
Federal Home Loan Bank Loan 3,700,000
Accrued interest payable and other liabilities 1,481,283 1,889,177
------------- -------------
Total liabilities 58,113,194 87,676,709
------------- -------------
Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, -- --
none issued
Common stock, $0.01 par value, 20,000,000 shares authorized, 100,061 100,061
10,006,080 and 10,006,080 shares issued, respectively
Additional paid-in capital 18,085,533. 18,085,533
Accumulated deficit (13,850,687) (14,046,624)
Treasury stock, 79,836 shares at cost (375,443) (375,443)
Accumulated other comprehensive income -- 1,632
------------- -------------
Total shareholders' equity 3,959,464 3,761,896
------------- -------------
Total liabilities and shareholders' equity $ 62,072,658 $ 91,438,605
============= =============

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended
----------------------------
March 31, March 31,
2004 2003
----------- -----------
Interest income:
Loans, including fees $ 1,007,378 $ 1,438,697
Securities, all taxable 2,717 41,649
Federal funds sold and interest bearing
deposits 2,489 31,891
----------- -----------
Total interest income 1,012,584 1,512,237
Interest expense:
Deposits 250,167 462,513
Notes payable 101,734 97,875
----------- -----------
Total interest expense 351,901 560,388
----------- -----------
Net interest income 660,683 951,849
Provision for credit losses -- --
----------- -----------
Net interest income after provision for
credit losses 660,683 951,849
Noninterest income:
Service charges on deposit accounts 103,767 162,576
Other fee income 9,640 6,456
Gain on Sale of Branches 341,426 --
Other income 16,203 62,191
----------- -----------
Total noninterest income 471,036 231,223
Noninterest expense:
Salaries and employee benefits 452,404 746,348
Occupancy and equipment 160,370 240,500
Other expenses 323,008 363,308
----------- -----------
Total noninterest expense 935,782 1,350,156
---------- -----------
Net loss before income taxes 195,936 (167,084)
Income tax (benefit) -- --
----------- -----------
Net income (loss) $ 195,936 $ (167,084)
=========== ===========
Net income (loss) per share - Basic $ 0.02 $ (0.02)
=========== ===========
Net income (loss) per share - Diluted $ 0.02 $ (0.02)
=========== ===========

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Three Months Ended
------------------------
March 31, March 31,
2004 2003
--------- ---------
Net income (loss) 195,936 $ (167,084)
Other comprehensive income (loss):
Unrealized gain (loss) on available -for sale
securities arising during period, net of
Tax effect 1,632 (5,964)
--------- ---------
Total other comprehensive income (loss) 197,568 (5,964)
--------- ---------
Comprehensive income (loss) 197,568 $ (173,048)
========= =========

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
Three Months Ended
----------------------------
March 31, March 31,
2004 2003
----------- -----------
Balance at beginning of period $ 3,761,896 $ 4,627,246
Net income (loss) 195,936 (167,084)
Reclassification of realized loss 2,723 --
Change in fair value of securities available
for sale, net of tax (1,091) (5,964)
----------- -----------
Balance at end of period $ 3,959,464 $ 4,454,198
=========== ===========See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended
-----------------------------
March 31, March 31,
2004 2003
------------- ------------
Net cash from operating activities $ (746,791) $ (37,468)

Cash flows from investing activities:
Net change in loans 1,675,727 1,137,141
Purchase of interest bearing deposits (25,000) --
Securities available for sale:
Purchases – Bank Stock (198,000) --
Maturities, calls, repayments and sales 751,879 30,379
Proceeds from the sales of other real estate and repossessed assets 24,000 --
Net out flow from disposal of branches (18,565,157) --
Premises and equipment expenditures (7,618) (7,646)
------------- -------------
Net cash from investing activities (16,344,169) 1,159,874
------------- -------------
Cash flows from financing activities:
Increase (decrease) in notes payable 3,700,000 --
Net change in deposits 1,940,911 (4,550,651)
------------- -------------
Net cash from financing activities 5,640,911 (4,550,651)
------------- -------------
Net change in cash and cash equivalents (11,450,049) (3,428,245)
Cash and cash equivalents at beginning of period 14,425,589 18,411,402
------------- -------------
Cash and cash equivalents at end of period $ 2,975,540 $ 14,983,157
============= =============
Supplemental disclosures:
Cash paid for interest $ 466,247 $ 478,622
Cash paid (refunds received) for federal income taxes -- --
Significant non-cash transactions:
Transfers of repossessed collateral to other real estate and repossessed assets $ 218,174 $ 11,114
Financed sales of other real estate 81,500

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
These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 2004, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by U. S. generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended December 31, 2003 included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on April 16, 2004 (the "2003Form 10-KSB"). Please refer to the accounting policies of the Company described in the notes to financial statements contained in the 2003Form 10-KSB. The Company has consistently followed these policies in preparing this Form 10-QSB.
Some items in prior financial statements have been reclassified to conform to the current presentation.
Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and other Intangible Assets." Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, was amortized on a straight-line method up to fifteen years prior to the adoption of SFAS No. 142. Effective January 1, 2002, goodwill is no longer amortized but tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, for goodwill is recognized as a permanent charge to noninterest expense. Management has determined that there is no goodwill impairment as of December 31, 2003 or March 31, 2004.
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
The following table reflects charges calculated under SFAS No. 123 of $ 0.00 and $ 0.00 the three months ending March 31, 2004 and 2003, respectively:

Three Months Ended
---------------------------
March 31, March 31,
2004 2003
------------ -----------
Net income (loss)
As reported $ 195,936 $ (167,084)
Pro forma $ 195,936 (167,084)
Net income (loss) per share
As reported
Basic $ 0.02 $ (0.02)
Diluted $ 0.02 $ (0.02)
Pro forma
Basic $ 0.02 $ (0.02)
Diluted $ 0.02 $ (0.02) The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred significant losses, is operating under a written formal agreement with the Office of the Comptroller of the Currency ("OCC") and a memorandum of understanding with the Federal Reserve Board and is in default on the interest payments on the subordinated debt. The appropriateness of using the going concern basis is dependent upon the Company's ability to improve profitability through increasing marketing efforts, introducing new deposit products, emphasizing loan growth and reducing non-interest expense. In addition, the Company must meet the requirements of the formal agreement and the memorandum of understanding. The uncertainty of these conditions raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2. Earnings Per Share
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
  Three Months Ended
------------------------
March 31, March 31,
2004 2003
--------- ---------
Weighted-average shares outstanding- 10,006,080 10,006,080
Basic
Effect of stock options -- --
--------- ---------

Weighted-average shares outstanding-Diluted 10,006,080 10,006,080
========== ==========

The Company reported a net profit for the three months ended March 31, 2004 and a net loss for the three months ended March 31, 2003. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for the three months ended March 31, 2003 or for the three months ended March 31, 2004 as the impact of the exercise of the stock options would be antidilutive due to the exercise price being in excess of the market value at March 31, 2004.

Note 3. Securities
Securities available for sale consisted of the following:
  Gross Gross Estimated
Amortized Unrealized Unrealized Fair
Cost Gains ( Losses) Value
------------ ------------ ------------ ------------
March 31, 2004:
U.S. Treasury notes $ -- $ -- $ -- $ --
U.S. government agencies -- -- -- --
Mortgage-backed securities -- -- -- --
Other securities 1,025,904 -- -- 1,025,904
------------ ------------ ------------ ------------

Total $ 1,025,904 $ -- $ -- $ 1,025,904
============ ============ ============ ============

December 31, 2003:
U.S. government agencies $ 501,150 $ 1,975 $ -- $ 503,125
Mortgage-backed securities 253,452 -- (3,607) 249,845
Other securities 827,904 -- -- 827,904
------------ ------------ ------------ ------------

Total $ 1,582,506 $ 1,975 $ (3,607) $ 1,580,874
============ ============ ============= ============There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 2003 or March 31, 2004. Due to the sale of its four branch offices in the greater San Antonio, Texas area in January of 2004, the Bank was required to liquidate all securities held by the Bank to pay the purchaser for the deposits it purchased at a premium except stock it holds in Federal Reserve Bank, Texas Independent Bank and Federal Home Loan Bank.
Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank ("FHLB"). FHLB advances of approximately $4,700,000 were made to the Bank during the period covered by this report as a result of the sale of the San Antonio branches. The advances have been subsequently reduced to $3,700,000.
The amortized cost and estimated fair value of securities available for sale at March 31, 2004 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.
  Estimated
Amortized Fair
Cost Value
------------ -----------
Due within one year $ -- $ --
Due after one year through five years -- --
Due after five years through ten years -- --
Mortgage-backed securities -- --
Other securities 1,025,904 1,025,904
------------ -----------

Total securities available for sale $ 1,025,904 $ 1,025,904
============ ===========There were no securities available for sale during the three month period ended March 31, 2004 other than the bank stock required to be held for participation in the programs offered.
Note 4. Loans
Loans consisted of the following:
  March 31, December 31,
2004 2003
------------ -------------
Real estate loans $ 33,638,715 $ 44,865,978
Insurance premium financing 5,071,438 5,353,579
Commercial loans 9,011,192 10,900,978
Consumer loans 5,054,870 6,077,064
Accounts receivable factoring 18,823 126,612
------------ ------------

Total gross loans 52,609,946 67,324,211

Unearned interest (185,092) (142,148)
Allowance for credit losses (816,376) (1,687,777)
------------ ------------

Loans, net $ 51,793,570 $ 65,494,286
============ ============Activity in the allowance for credit losses on loans was as follows:

Three Months Ended
---------------------------
March 31, March 31,
2004 2003
------------ ------------
Beginning balance $ 1,687,777 $ 1,461,487

Provision for credit losses -- $ --
Charge-offs (1,131,084) (38,316)
Recoveries 269,683 154,374
------------ ------------

Ending balance $ 816,376 $ 1,577,545
============ ============

Impaired loans were as follows:

March 31, December 31,
2004 2003
------------- -------------
Impaired loans with allowance allocated $ 4,155,661 $ 6,383,173
Impaired loans with no allowance allocated 2,057,124 --
------------- -------------

Total impaired loans $ 6,212,785 $ 6,383,173
============= =============

Amount of the allowance allocated $ 654,265 $ 1,109,029
============= =============Nonperforming loans were as follows:

March 31, December 31,
2004 2003
------------- -------------
Loans past due over 90 days still on accrual $ 503,000 $ 1,370,139
Nonaccrual loans 599,000 1,845,931
------------- -------------
Total nonperforming loans $ 1,102,000 $ 3,216,070
============= =============

Note 5. Convertible Subordinated Debt and Notes Payable
On March 31, 1998, the Holding Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Holding Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Holding Company. The terms of the Notes are such that they qualify as Tier II capital under the Federal Reserve Board's regulatory capital guidelines applicable to bank holding companies. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008.
The Company did not pay the interest due March 31, 2002, September 30, 2002, March 31, 2003, September30, 2003 or March 31, 2004. In February 2002, the Company notified holders of the Notes that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of March 31, 2004, no agreement had been reached as to any restructuring of the convertible debt under the Notes.
The amount of the principal and any accrued and unpaid interest on the Notes is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the Notes, together with any accrued and unpaid interest, to be immediately due and payable. As discussed in further detail below in Item 2 under the heading "Analysis of Financial Condition", one holder has threatened to file an involuntary petition in bankruptcy against the Company.
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
March 31, Amount March 31, Amount
------------------ ------------- ------------------ -------------
2003 105% 2006 102%
2004 104% 2007 101%
2005 103% 2008 100%FHLB advances of approximately $4,700,000 were made to the Bank during the period covered by this report as a result of the sale of the San Antonio branches. The advances have been subsequently reduced to $3,700,000. The advances are renewable every 30 days. The interest rate is between 1.04% to 1.14% per annum.
During July, 2003 certain Directors brought $12,500 of restricted common shares for $0.027 per share. These shares have not been issued and are included in other liabilities on the balance sheet.
Note 6. Financial Instruments With Off-Balance-Sheet Risk and Concentration of Credit Risk
Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued in the normal course of business to meet the financing needs of customers. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met. These agreements usually have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.
Financial instruments with off-balance sheet risk at March 31, 2004 and December 31, 2003 included unfunded loan commitments of $2,076,000 and $3,741,000 and letters of credit of $300,000 and $75,000, respectively.
As of March 31, 2004 there were no federal funds sold. Federal funds sold totaled $6,721,842 at December 31, 2003. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.
The Company has geographic concentrations of credit in its principal market areas of Grayson and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance Premium Finance ("IPF") loans, secured by the residual value of unearned insurance premiums, comprised $4,886,346 or 9.43%, and $5,353,579, or 7.95%, of gross loans at March 31, 2004 and December 31, 2003, respectively.
Note 7. Other Noninterest Expense
Other noninterest expense consisted of the following:

Three Months Ended
-------------------------
March 31, March 31,
2004 2003
---------- ----------
Legal, auditing, and other
professional services $ 85,444 $ 94,199
Postage and delivery 23,175 31,719

Telephone 18,560 27,481
Office supplies 13,878 22,816
Amortization of intangibles and debt
issuance costs 10,398 10,398
Insurance 40,625 26,083
FDIC and OCC assessments 8,252 31,436
Other 114,275 111,176
---------- ----------

Total other noninterest expense $ 323,008 $ 363,308
========== ==========

Note 8. Business Segments
The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on interest income and profit or loss from operations.
Insurance
Community Premium
Banking Financing Total
-------------- -------------- --------------
Three month period ended March 31, 2004:
Interest income $ 864,759 $ 147,825 $ 1,012,584
Provision for credit losses -- -- --
Noninterest income 471,035 -- 471,036
Noninterest expense 801,012 134,770 935,782
Net income (loss) 276,725 27,484 195,936

Three month period ended March 31, 2003:
Interest income $ 1,210,048 $ 302,189 $ 1,512,237
Provision for credit losses -- -- --
Noninterest income 231,223 -- 231,223
Noninterest expense 1,169,377 180,779 1,350,156
Net income (loss) (288,494) 121,410 (167,084)

At March 31, 2004:
Loans, gross $ 47,723,600 $ 5,071,438 $ 52,795,038
Total assets $ 56,949,128 $ 5,123,530 $ 62,072,658

At December 31, 2003
Loans, gross $ 61,970,632 $ 5,353,579 $ 67,324,211
Total assets $ 86,019,251 $ 5,419,354 $ 91,438,605

The following were included in the sale of the four branches in the San Antonio area that occurred as of January 15, 2004:
1. Accounts and accrued interest $ 79,534
2. Deposits assumed $ 34,783,724
3. Accrued expenses $ 36,574
4. Cash on hand $ 746,295
5. Prepaid expense $ 1,572
6. Loans purchased $ 11,888,315
7. Real estate and improvements $ 2,285,000
8. Furniture, fixtures and equipment $ 262,461

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2004 compared to December 31, 2003, and the consolidated results of operations for the three-month periods ended March 31, 2004 compared to the same period in 2003. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

As discussed in further detail below, the Bank currently operates under a formal written agreement with the OCC which requires the Bank to take certain actions within a set timetable to improve the Bank's operations. The Bank believes that it is in compliance with the terms of this agreement. However, the opinion of the OCC is that the Bank was initially in compliance but did not continue with its compliance under the agreement. As such, although the Board of Directors and management intend to comply with the formal written agreement, compliance cannot be assured.

Further, the Holding Company is without significant assets other than its ownership of all the common stock of the Bank and is depended upon dividends received from the Bank in order to meet its cash obligations, including service on the convertible debt under the Notes. Pursuant to the provisions of the formal written agreement with the OCC, among other restrictions, the Bank is precluded from declaring and paying any dividends without prior OCC approval. The Company received OCC approval to reduce the Bank's surplus in 2000 and received loans from certain employees and Board members during 2001 to help the Company meet its cash obligations. However, there have been no approvals by the OCC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Holding Company which have been requested, nor have there been future commitments by any employee, officer or director to loan the Holding Company additional funds. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital.

In January of 2004, the Bank sold its four branch offices in the San Antonio, Texas area. This sale resulted in a significant reduction in the Company's operations as further discussed below.
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
- The ability of the Company to manage the risks associated with the foregoing as well as its inability to meet its obligations under the Notes, including interest payments that became due March 31, 2002 and subsequent periods which the Company has not made.
- The ability of the Company to comply with the terms of the New Formal Agreement with the OCC entered into on February 18, 2003, as more fully discussed below under the heading "Regulatory Relations".
- The ability of the Company to grow given the recent reduction in the number of branches and its overall size.
These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.
REGULATORY RELATIONS
FORMAL AGREEMENT WITH THE OCC. On February 18, 2003, the Bank and the OCC entered into a new formal written agreement (the "New Formal Agreement") that replaced the prior agreements. The New Formal Agreement requires the Bank to develop, within 90 days of the agreement, an action plan detailing the Board of Directors' assessment of how to improve the Bank including implementation and timetable. The New Formal Agreement also includes provisions for new appointments to the Board of Directors, management effectiveness, adoption of a three-year strategic plan, develop a three-year capital program, prepare a three-year business plan, develop a written program to improve the Bank's loan portfolio and implement an internal audit program. The Bank initially complied with these requirements. In addition, the New Formal Agreement requires that the Bank achieve ratios of Tier 1 capital to average assets of at least 8.0% and total capital to adjusted total assets of 12.0% by September 30, 2003. The OCC extended the September 30, 2003 date to December 31, 2003. The New Formal Agreement sets forth time limits to achieve each of the required actions. The OCC may extend the time requirements for good cause upon written application from the Board of Directors. If the Bank fails to achieve substantial compliance with the New Formal Agreement within 90 days of the expiration of the time limits (including any duly granted extensions of time), the Board of Directors must provide a written report setting out its plans to sell, merge, or liquidate the Bank.
As of March 31, 2004, it is the Bank's opinion that it was in compliance with all nine Articles in the New Formal Agreement that required some type of action. However, the OCC disagrees and feels the Bank initially was in compliance with the provisions of the New Formal Agreement but did not continue with its compliance. As such, although the Board of Directors and management intend to fully comply with the provisions of the New Formal Agreement, compliance with the provisions of the New Formal Agreement cannot be assured.
MEMORANDUM OF UNDERSTANDING. On October 28, 1999, the Board of Directors of the Company entered into a Memorandum of Understanding (the "MOU") with the Board of Governors of the Federal Reserve System (the "FRB"). Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC. The Company has not yet met any of its interest payment obligations on the $4.350 million of convertible debt under the Notes since missing the payment that was due March 31, 2002. At March 31, 2004 the Company did meet the capital ratios established for capital adequacy purposes. Tier I capital to average assets was 13.23%, Tier I capital to risk-weighted assets was 16.79%, and total capital to risk-weighted assets was 18.86%, versus ratios established by the FRB for capital adequacy purposes of 4.00%, 4.00% and 8.00%, respectively. The FRB may take formal action including requiring that capital be increased or that the Company divest the Bank.
SECURITIES AND EXCHANGE COMMISSION AGREEMENT. The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended ("The Exchange Act"). The Securities and Exchange Commission ("SEC") investigated the Company and others with respect to various accounting irregularities found by the Company in its insurance premium financing ("IPF") division during an internal audit of the division conducted in 1999 and the first quarter of 2000. Upon finding the irregularities, the Company reported them to the SEC, the OCC as well as certain other legal authorities. The Company fully cooperated with the SEC as well as bank regulatory agencies involved in investigating the irregularities. In February 2002, the SEC issued a finding that the Company violated certain sections of the Exchange Act.
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
DEPENDENCE ON BANK. The Holding Company, as a holding company, is without significant assets other than its ownership of all the common stock of the Bank. The Holding Company is dependent upon dividends received from the Bank in order to meet its cash obligations, including debt service on the Notes. Under the New Formal Agreement, the Bank is currently precluded from declaring and paying any dividends without prior OCC approval and no approval has been obtained. On March 28, 2000, the OCC approved a reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. During 2001, certain Board members lent the Company $195,000 under noninterest bearing notes convertible into shares of unregistered restricted stock and purchased shares of newly issued restricted stock for $351,900 to enable the Company to meet its cash obligations, including interest payments on the Notes. During 2002, the Company issued 655,000 shares of unregistered restricted common stock for $68,100 and converted $95,000 of non-interest bearing notes into 438,392 shares of unregistered restricted common stock. During 2003, the Company received $15,000 to pay corporate expenses for the issuance of 833,333 shares of unregistered restricted common stock. $10,000 was received from directors of the company. The amount has been recorded as a liability pending the issuance of the common shares. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock and there have been no approvals by the OCC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Company which been requested. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs. Further, as discussed below under the heading "Analysis of Financial Condition", one holder has threatened to file an involuntary petition in bankruptcy against the Company. See also the discussion below under the heading "Liquidity".
ANALYSIS OF FINANCIAL CONDITION
The Company's assets totaled $62.1 million at March 31, 2004, representing a $29.3 million, or 32.2%, decrease compared to $91.4 million at December 31, 2003. Cash and cash equivalents declined $11.4 million, securities available for sale declined $0.6 million and loans, adjusted for transfers to other real estate, declined $13.7 million. The decrease in assets was primarily due to the sale of the four branches in the San Antonio area.
Total securities declined $0.6 million, or 35.1%, due to the sale of the four branches in the San Antonio area and were $1.0 million at March 31, 2004. There were no unrealized gains at March 31, 2004 compared to loss of $1,632 at December 31, 2003.
Net loans decreased $13.7 million, or 20.9%, from $65.5 million at December 31, 2003 to $51.8 million at March 31, 2004. IPF loans decreased $.5 million, or 9.3%, from December 31, 2003 due primarily to seasonal fluctuation. Real estate loans decreased $11.3 million, or 25.6%, due to the sale of the four branches in the San Antonio area. Commercial loans decreased $1.9 million, or 17.4%, due primarily to the sale of the four branches in the San Antonio area. Loans, net of unearned interest and allowance for credit losses on loans, as a percentage of total deposits were 106.6% at March 31, 2004 compared to 80.4% at December 31, 2003.
Other real estate owned and repossessed assets increased $.143 million to $2.3 million at March 31, 2004. During the first quarter, the Bank foreclosed on several small houses. During April, 2004 the Bank sold two properties in other real estate owned and repossessed account that was listed in the account at $1,000,000 for $1,250,000 and land listed in the account for $26,000 for $70,000. During 2003 the bank foreclosed on a steel mill that included approximately 28 acres and 30 buildings. The appraised value of the property significantly exceeds the Bank's carrying value and no loan loss was recorded as a result of the foreclosure. As of March 31, 2004, the bank has entered into a contract to demolish all the buildings except for one brick building for a payment of $300,000 to the Bank. The Bank sold the brick building and approximately 1 acre of land for $625,000. The Bank is actively pursuing several purchasers and developers for the remainder of the acreage. The Bank also foreclosed on 9 small homes during the first quarter, 2004. The Bank has sold 6 houses during the first quarter, 2004 and has under contract 3 houses as of March 31, 2004. The Bank in this account at March 31, 2004 has the steel mill and approximately 27 acres of land, 12 small houses and an oil and lube building and land.
Other assets and accrued interest receivable decreased $1.2 million from December 31, 2003, which was due to the sale of the four branches in the San Antonio area which included net goodwill of $1.5 million.
Total deposits were $48.6 million at March 31, 2004, a $32.9 million decrease, or 40.3% from December 31, 2003. Noninterest-bearing demand deposits decreased $9.2 million to $9.2 million and represented 18.9% of total deposits at March 31, 2004 compared to $18.4 million, or 22.6% of total deposits, at December 31, 2003. The decline was due to the sale of the four branches in the San Antonio area. Savings, NOW and money market accounts decreased $15.0 million primarily due to the sale of the four branches in the San Antonio area.
Time deposits over $100,000 and other time deposits decreased $8.7 million. Time deposits made up 63.4% of the deposit portfolio at March 31, 2004 compared to 48.4% at December 31, 2003. Substantially all of the Company's time deposits mature in less than five years and are obtained from customers in the Company's primary market. The Company occasionally purchased brokered deposits during this quarter due to the loss of deposits occurring in the sale of the four branches in the San Antonio area. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the FHLB, which it did during this quarter, as an alternative to this source of funds, subject to regulatory approval under the New Formal Agreement.
Convertible subordinated debt under the Notes totaled $4.350 million at March 31, 2004 and December 31, 2003. The Notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank and bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the Notes is payable semi-annually. The Company has not yet met any of its interest payment obligations under the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified the holders of the Notes that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of March 31, 2004, no agreement had been reached as to any restructuring of the convertible debt under the Notes. Management does not know if it will be successful in these negotiations.
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
As a member of the FHLB system, the Bank has the ability to obtain borrowings up to a maximum total of 90% of 75% of its total assets subject to the level of qualified, pledgable 1-4 family residential real estate loans and FHLB stock owned. As discussed under the heading "Regulatory Relations" above, under a formal agreement with the OCC, the Bank is prohibited from incurring additional debt without prior approval. The advances are collateralized by a blanket pledge of the Bank’s residential mortgage loan portfolio and FHLB stock. No FHLB advances were outstanding as of December 31, 2003 or 2002; however, advances of approximately $4,700,000 were made to the Bank during the first quarter of 2004 as a result of the sale of the San Antonio branches. The advances have been subsequently reduced to $3,700,000. The advances are for a 30 day renewable period.
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
In January 2004, the Company sold its four branch offices in the greater San Antonio, Texas area. Approximately $11.9 million of loans, $34.8 million of deposits, $0.7 million cash on hand, $0.3 million in furniture, fixtures and equipment and $2.2 million of real estate and improvements were sold to TexStar Bank. The effects of this sale had a material effect on size of the Bank.
The Company experienced a $195,936 net profit for the three months ended March 31, 2004 ($0.02 per share) compared to a $167,084 ($0.02 per share) net loss for the same period in 2003.
The improvement in reducing the level of losses between periods is due primarily to a $340,000 gain on the sale of the four branches of the Bank in the San Antonio area. No provision for credit loss expense was recorded during 2004. At March 31, 2004 total other real estate owned and repossessed assets was $2.3 million and loans on non-accrual status were $0.6 million. As discussed above, some of the other real estate is under contract or has been sold during the second quarter, 2004. These non-performing assets represented $2.9 million or 4.7% of total assets. Resolution of these problem assets would have a positive effect for the Company's operations.
NET INTEREST INCOME. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.
For the first quarter 2004, net interest income decreased $291,166, or 30.6%, compared to the same period last year. This is due to a decline in short term interest rates, shift in asset mix and the sale of the four branches in the San Antonio area. The Company's net interest margin was 4.18% for the first quarter of 2004 compared to 4.34% during the same period last year. The yield on total interest-earning assets was 6.7% for the first quarter of 2004, a 20 basis point decline from the 6.9% realized during the same quarter last year. The average balance invested in federal funds sold decreased $6.7 million over last year to $0.0 million. Average balance of securities available for sale declined to $1.0 during the period ended March 31, 2004 due to the sale of the four branches in the San Antonio area. The average yield on loans declined from 8.1% to7.2% due primarily to a reduction in IPF loans and a minor decrease in short term interest rates. The prime rate of interest averaged 4.0% during the first quarter of 2004 versus 4.25% during the year ago period, a 25 basis point decrease. The average balance of IPF loans declined nearly $4.6 million from the first quarter of 2003. The average yield on total earning assets declined 20 basis points to 6.7% while the average rate paid on interest bearing liabilities declined 2 basis points to 2.52% resulting in a 16 basis point decrease in net interest margins to 4.18%. The balance of non-interest bearing deposits was $9.2 million during the first quarter of 2004 and $18.4 million at December 31, 2003, the decline was due to the sale of the four branches in the San Antonio area.
For the three month period ended March 31, 2004, net interest income declined $291,166 due to the sale of the four branches in the San Antonio area. Loans represented 92.74% of average earning assets and the yield declined 20 basis points, consistent with the 25 basis point drop in the average prime interest rate. Average yield on total earning assets declined only 20 basis points primarily because total loan volumes declined due to the 25 basis point decline in the prime interest rate. The average balance of non-interest bearing deposits was $8.9 million for the three month period ended March 31, 2004 and $17.5 million as of December 31, 2003, the decrease is due to the sale of the four branches in the San Antonio area.
The Company remains asset sensitive, whereby its interest-earning assets will generally re-price more quickly than its interest-bearing liabilities. Therefore, the Company's net interest margin will generally increase in periods of rising market interest rates and will decrease in periods of declining market interest rates. However, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits.
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
The Company experienced net loan losses of $861,000 during the first quarter of 2004 versus $116,000 net loan recoveries, during the same period of 2003. This loss was primarily due to one loan presently in litigation against four guarantors as defendants. The allowance for credit losses at March 31, 2004 was $.816 million, or 1.55% of period end loans, versus $1.6 million, or 2.2% of period end loans at March 31, 2003.
Nonperforming loans, defined as loans past due ninety days or more and loans for which the accrual of interest has been discontinued, totaled $1.1 million at March 31, 2004, a decrease from $3.2 million at December 31, 2003. Non-performing loans declined $2.1 million due primarily to the employment of a collection expert and better monitoring of the Bank’s portfolio. The decrease in non accrual loans was primarily due to the foreclosure and sale of several small houses and another bank buying a loan at par from the Bank. Nonperforming loans as a percentage of total loans were 2.1% at March 31, 2004 and 4.7% at December 31, 2003.
While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.
NONINTEREST INCOME. Noninterest income totaled $471,000 in the first quarter of 2004, compared to $231,000 in the first quarter of 2003, a $140,000 increase. Service charges on deposit account income decreased to $103,767. The increase in other non-interest income is primarily due to the profit on the sale of the four branches in the San Antonio area of $340,000.
NONINTEREST EXPENSE. Noninterest expense totaled $.935 million for the three-month period ended March 31, 2004, representing a $475,000 decrease, or 30.7%, from the same period in 2003. The entire decrease is primarily due to the sale of the four branches in the San Antonio area. Salaries and employee benefits expense for the first quarter of 2004 were $452,404, decreased $293,944 or 39.4% compared to the first quarter of 2003 due to fewer employees which was primarily caused by the sale of Bank’s branches. Occupancy and equipment expenses for the first quarter of 2004 were $160,370, a decrease of $80,130 due primarily to the sale of the Bank’s branches net of higher insurance premiums and property tax expense. Other expenses for the first quarter of 2004 were $323,008, a decrease of $40,300, primarily due to the sale of the Bank’s branches offset by an increase in the Bank’s FDIC and OCC.
The Company's efficiency ratio was 69.4% for the three month period ended March 31, 2004 compared to 90.1% for the comparable period of 2003. The efficiency ratio measures the percentage of total revenues, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by non-interest expense. Expressed differently, for example, for every dollar of revenue the Company generated in the first quarter of 2004, the Company incurred $0.694 in overhead expenses. The Company's efficiency ratios compares favorably to other financial institutions in the Company's peer group. The Company operates two full service branches. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio will improve as interest rates improve.
INCOME TAXES. The Company recorded no income tax benefits during 2004 or 2003.
LIQUIDITY
Liquidity is the ability of the Company to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered to its customers. The Company's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank has the ability to borrow from the FHLB, subject to regulatory approval under the New Formal Agreement. Finally, the Bank can sell any of its performing loans through participation agreements to other financial institutions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program. The majority of the liquid assets were used in the sale of the four branches the Bank sold in the greater San Antonio area.
Cash and cash equivalents were $2.9 million at March 31, 2004 and represented 4.8% of total assets and 6.1% of total deposits compared to 15.8% of total assets and 17.7% of total deposits at December 31, 2003. Subject to regulatory approval under the New Formal Agreement, the Company has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is adequate.
The Holding Company, as a holding company, is without significant assets other than its ownership of all the common stock of the Bank and is entirely dependent upon dividends received from the Bank or borrowings from its officers and directors in order to meet its cash obligations, including debt service on the $4.350 million under the Notes. Under the New Formal Agreement, the Bank is currently precluded from declaring and paying any dividends without prior OCC approval. As such, the Company has no source of funds to pay the interest that is past due or future interest requirements on the Notes. See also the discussion above under the heading "Dependence on Bank".
The Company has not yet met any of its interest payment obligations on the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified holders of its convertible debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of March 31, 2004, no agreement had been reached as to any restructuring of the Notes. There are no commitments by any member of the Company's Board of Director to lend additional funds. Accordingly, the Company does not have the financial means to service the interest payments on the Notes.
CAPITAL RESOURCES
Total shareholders' equity was $3.9 million at March 31, 2004, representing a $197,568 or 5.3% increase from December 31, 2003.
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
March 31, 2004 Dec. 31, 2003 Agreement Purposes Requirements
-------------------------------- --------- ----------- -------------
Leverage Ratio:
Tier I capital to average
assets:
Consolidated 4.83% 1.10% -- 4.00% 5.00%
Bank 13.34% 6.80% 8.00% 4.00% 5.00%

Risk-Based Capital Ratios:
Tier I capital to risk-weighted
assets:
Consolidated 6.05% 1.31% -- 4.00% 6.00%
Bank 16.79% 7.81% -- 4.00% 6.00%
Total capital to risk-weighted
assets:
Consolidated 8.12% 2.61% -- 8.00% 10.00%
Bank 18.86% 8.97% 12.00% 8.00% 10.00%
ITEM 3. CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Company performed an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.
There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the Company's past fiscal quarter or subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
The Company is a party in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Although no default has been declared, the Company did not pay interest that was due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003 or March 31, 2004 on the $4.350 million aggregate principal amount of convertible debt issued under the Notes. As of the date of this report, the total amount of interest owed on the Notes is $978,750. The situation regarding the Notes is discussed in further detail throughout Part I above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following exhibits are filed as part of this quarterly report.
  EXHIBIT
NUMBER DESCRIPTION PAGE NUMBER
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
-------------------------------------------------------------------------------------------------------
10.01 Branch Purchase and Assumption Filed with the Company's Form 8-K filed on
Agreement entered into with W. November 18, 2003 and incorporated by
Marvin Rush as Agent for the reference herein.
organizers of TexStar Bank on
October 31, 2003
-------------------------------------------------------------------------------------------------------
11 Statement Regarding the Computation Reference is hereby made to the Consolidated of Earnings Per Share Statements of Operations on page 4 and Note 2 to the Consolidated Financial Statements on page 9
hereof

-------------------------------------------------------------------------------------------------------
31.1 Certification of Chief Executive 26
Officer Pursuant to Rule
13a-14(a)/15d-14(a)
-------------------------------------------------------------------------------------------------------
31.2 Certification of Principal Financial 27
Officer Pursuant to Rule
13a-14(a)/15d-14(a)
-------------------------------------------------------------------------------------------------------
32.1 Certification of the chief executive 28
officer pursuant to section 906 of
the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------
32.2 Certification of the chief financial 29
officer pursuant to section 906 of
the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------------------------------(b) REPORTS ON FORM 8-K
The Company filed a Form 8-K with the Securities and Exchange Commission on February 2, 2004 announcing the sale of four of the Bank's branches in the greater San Antonio, Texas area pursuant to the Branch Purchase and Assumption Agreement dated October 31, 2003, by and between the Company and W. Marvin Rush, as Agent for the organizers of TexStar Bank.
SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 24, 2004
Surety Capital Corporation

By: /s/ Richard N. Abrams
----------------------------------------------------------------------------------
Richard N. Abrams, Chairman of the Board and Chief Executive Officer

By: /s/ Tim Raso
----------------------------------------------------------------------------------
Tim Raso
President and Chief Operating Officer

Exhibit 31.1
I, Richard N. Abrams, Chairman of the Board and Chief Executive Officer of Surety Capital Corporation, certify that:
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
4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) [intentionally omitted]
c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
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

Date: May 24, 2004 /s/ Richard N. Abrams
------------------------------
Richard N. Abrams
Chairman of the Board and
Chief Executive OfficerExhibit 31.2
I, Tim Raso, President and Chief Operating Officer of Surety Capital Corporation, certify that:
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
4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b) [intentionally omitted]
c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
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

Date: May 24, 2004 /s/ Tim Raso
--------------------------------
Tim Raso
President and Chief Operating Officer

Exhibit 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Surety Capital Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard N. Abrams, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard N. Abrams
---------------------------------
Richard N. Abrams
Chairman of the Board and
Chief Executive Officer
May 24, 2004

    Exhibit 32.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Surety Capital Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Raso, President and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1) The Report fully complies with the requirements of section 13(a) or
15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Tim Raso
---------------------------------

Tim Raso
President and Chief Operating Officer
May 24, 2004

7