Form 10QSB
period 2004-08-16
SURETY CAPITAL CORP /DE/
filed 2004-08-17
CIK 784932

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 12b-25

SEC File Number 001-12818
CUSIP Number 868666207

NOTICE OF LATE FILING

(Check One):

[ ] Form 10-KSB [ ]Form 11-K [ ] Form 20-F [X] Form 10-QSB [ ] Form N-SAR

For Period Ended: June 30, 2004

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: N/A

Part I—Registrant Information

Full Name of Registrant: SURETY CAPITAL CORPORATION

Former Name if Applicable: N/A

Address of Principal Executive Office (Street and Number):

1501 Summit Avenue
Fort Worth, Texas 76102

Part II—Rules 12b-25(b) and (c)

If subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12(b)-25(b), the following should be completed. (Check box if appropriate)

(a) [ ] The reasons described in reasonable detail in part III of this form cold not be eliminated without unreasonable effort or expenses;

(b) [X] The subject annual report or semi-annual report/portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report/portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c) [ ] The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

Part III--Narrative

State below in reasonable detail the reasons why form 10-KSB, 11-K, 20-F, 10-QSB or N-SAR or portion thereof could not be filed within the prescribed time period.

The Registrant is unable to file its Quarterly Report on Form 10-QSB within the prescribed time period because the Registrant was not able to complete its financial statements within the prescribed time period without unreasonable effort and expense.

Part IV--Other Information

(1) Name and telephone number of person to contact in regard to this notification:

Robert Rapfogel
Cantey & Hanger, L.L.P.
Burnett Plaza, Suite 2100
801 Cherry Street, Unit #2
Fort Worth, Texas 76102
(817) 877-2854.

(2) Have all other period reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? IF the answer is no, identify report(s).

[X] Yes [ ] No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

[X] Yes [ ] No

If so, attach an explanation for the anticipated change, both normatively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

SURETY CAPITAL CORPORATION
(Name of Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004	By: /s/ Richard N. Abrams
Richard N. Abrams, Chairman of the Board