Form 10-Q
period 2004-08-23
SURETY CAPITAL CORP /DE/
filed 2004-08-24
CIK 784932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________.
Commission file number 001-12818

SURETY CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter) /

DELAWARE	75-2065607
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

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

Common stock outstanding on June 30, 2004: 10,006,080 shares

SURETY CAPITAL CORPORATION

INDEX

ITE
		Page No.
PART I	- FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Comprehensive Income	4
	Condensed Consolidated Statements of Changes in Shareholders' Equity	5
	Condensed Consolidated Statements of Cash Flow	6
	Notes to Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Controls and Procedures	27

PART II	- OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 4.	Defaults Upon Senior Securities	28
ITEM 6.	Exhibits and Reports on Form 8-K	29

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SURETY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

		June 30	December 31
		2004	2003
		(Unaudited)
Assets
	Cash and due from banks	$ 2,954,000	$ 7,704,000
	Federal funds sold	-	6,722,000

Total cash and cash equivalents
		2,954,000	14,426,000
	Interest-bearing time deposits in other financial institutions	54,000	28,000
	Securities available for sale, at fair value	1,042,000	1,581,000
	Loans, net	48,649,000	65,494,000
	Premises and equipment, net	2,117,000	4,659,000
	Accrued interest receivable	222,000	306,000
	Other real estate and repossessed assets	1,226,000	2,109,000
	Goodwill, net	1,009,000	2,537,000
	Other assets	913,000	299,000

Total assets
		$ 58,186,000	$ 91,439,000

Liabilities:
	Noninterest-bearing demand deposits	$ 10,297,000	$ 18,383,000
	Savings, NOW and money market accounts	8,958,000	23,618,000
	Time deposits, $100,000 and over	11,288,000	14,302,000
	Other time deposits	18,167,000	25,135,000

Total deposits
		48,710,000	81,438,000
	Convertible subordinated debt	4,350,000	4,350,000
	Accrued interest payable and other liabilities	1,657,000	1,889,000

Total liabilities
		54,717,000	87,677,000

Shareholders’ Equity:
	Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued Common stock, $0.01 par value, 20,000,000 shares authorized, 10,006,080 issued and 9,926,244 outstanding at June 2004 and December 31, 2003, respectively	100,000	100,000
	Additional paid-in capital	18,086,000	18,086,000
	Accumulated deficit	(14,342,000)	(14,047,000)
	Treasury stock, 79,836 shares at cost	(375,000)	(375,000)
	Accumulated other comprehensive income (loss)	-	(2,000)

Total shareholders’ equity
		3,469,000	3,762,000

Total liabilities and shareholders’ equity
		$ 58,186,000	$ 91,439,000

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2004	2003	2004	2003

Interest income:
Loans, including fees
	$ 1,062,000	$ 2,069,000	$ 1,353,000	$ 2,792,000
Securities, all taxable
	29,000	41,000	32,000	83,000
Federal funds sold and interest bearing deposits
	7,000	32,000	9,000	64,000
Total interest income
	1,098,000	1,426,000	2,110,000	2,939,000

Interest expense
Deposits
	236,000	445,000	486,000	908,000
Notes payable
	111,000	98,000	213,000	196,000
Total interest expense
	347,000	543,000	699,000	1,104,000

Net interest income	751,000	883,000	1,411,000	1,835,000

Provision for credit loss	533,000	-	533,000	-
Net interest income after provision for credit losses	218,000	883,000	878,000	1,835,000

Noninterest income:
Service charges on deposit accounts
	84,000	148,000	188,000	310,000
Other fee income
	6,000	3,000	16,000	10,000
Gain on the sale of other real estate owned
	41,000	-	41,000	-
Gain on the sale of branches
	-	-	341,000	-
Other income
	82,000	32,000	98,000	94,000
Total noninterest income
	213,000	183,000	684,000	414,000

Noninterest expense:
Salaries and employee benefits
	373,000	735,000	825,000	1,482,000
Occupancy and equipment
	105,000	236,000	265,000	477,000
Other expenses
	444,000	381,000	767,000	744,000
Total noninterest expense
	922,000	1,352,000	1,857,000	2,703,000

Net loss before income taxes		(286,000)	(295,000)	(454,000)
	(491,000)
Income tax (benefit)	-	-	-	-

Net income (loss)	$(491,000)	$(286,000)	$(295,000)	$(454,000)

Net income (loss) per share – Basic	$ (0.05)	$ (0.03)	$ (0.03)	$ (0.05)

Net income (loss) per share – Diluted	$ (0.05)	$ (0.03)	$ (0.03)	$ (0.05)

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2004	2003	2004	2003

Net loss	$ (491,000)	$ (286,000)	$ (295,000)	$ (454,000)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale

securities arising during the period, net of taxes
	-	8,000	-	2,000
Total other comprehensive income (loss)	-	8,000	-	2,000
Comprehensive loss	$ (491,000)	$ (278,000)	$ (295,000)	$ (452,000)

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Six Months Ended
	June 30	June 30
	2004	2003

Balance at December 31, 2003 and 2002	$ 3,762,000	$ 4,627,000

Net loss
	(295,000)	(454,000)
Change in fair value of securities available-for-sale, net of tax
	2,000	2,000

Balance at end of period	$ 3,469,000	$ 4,175,000

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss
	$ (295,000)	$ -
Adjustments to reconcile net loss to net cash provided by operating activities

Provision for credit losses
	533,000	-
Depreciation
	72,000	-
Amortization, net of accretion
	-	-
FHLB stock dividends
	(13,000)	-
TIB stock dividends
	(3,000)	-
Net gain on sale of branches
	(341,000)	-
Net gain on the sale or disposal of assets
	(41,000)	-
Other
	-	(285,000)
Changes in other assets and liabilities
	-	-
Accrued interest receivable
	84,000	-
Other assets
	914,000	-
Accrued interest payable and other liabilities
	(372,000)	-
Net cash provided by operating activities
	538,000	(285,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans
	45,000	1,929,000
Securities available for sale
	-	-
Purchases
	(198,000)	(101,000)
Maturities and repayments
	754,000	262,000
Purchase of interest bearing time deposits
	(25,000)	-
Expenditures for property and equipment
	(9,000)	(7,000)
Proceeds from the sale of property and equipment
	2,479,000	-
Proceeds for the sale of other real estate owned
	1,440,000	105,000
Net expenditures from the disposal of branches
	(18,565,000)	-
Net cash provided by investing activities
	(14,079,000)	2,188,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits
	2,069,000	(5,055,000)
Borrowing from the FHLB
	6,700,000	-
Repayment of borrowing from FHLB
	(6,700,000)	-
Net cash provided by financing activities
	2,069,000	(5,055,000)
Net change in cash and cash equivalents
	(11,472,000)	(3,152,000)

CASH AND CASH EQUIVALENTS, beginning of year	14,426,000	18,411,000
CASH AND CASH EQUIVALENTS, end of period	2,954,000	15,259,000
SUPPLEMENTAL DISCLOSURES
Cash paid for interest
	740,000	930,000
Significant non-cash transaction
Transfers of repossessed collateral to other real estate owned
	376,000	1,651,000
Financed sales of other real estate owned
	1,458,000	-

SURETY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Surety Capital Corporation (the "Holding Company") and its wholly-owned subsidiary, Surety Bank, National Association (the "Bank"), together, with the Holding Company, referred to as the "Company". All significant inter-company accounts and transactions have been eliminated in consolidation.

These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 2004, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended December 31, 2003, included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2003 (the "2003 Form 10-KSB"). Please refer to the accounting policies of the Company described in the notes to financial statements contained in the 2003 Form 10-KSB. The Company has consistently followed these policies in preparing this Form 10-QSB.

Some items in prior financial statements have been reclassified to conform to the current presentation.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and other Intangible Assets." Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, was amortized on a straight-line method up to fifteen years prior to the adoption of SFAS No. 142. Effective January 1, 2002, goodwill is no longer amortized but tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, for goodwill is recognized as a permanent charge to non-interest expense. Management has determined that there is no goodwill impairment as of December 31, 2003.

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

The following table reflects charges calculated under SFAS No. 123 for the three and six months ending June 30, 2004 and 2003. .

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2004	2003	2004	2003

Net loss:
As reported
	$ (491,000)	$ (286,000)	$ (295,000)	$ (454,000)
Pro forma
	(491,000)	(286,000)	(295,000)	(454,000)

Net loss per share
As reported

Basic
	$ (0.05)	$ (0.03)	$ (0.03)	$ (0.05)
Diluted
	$ (0.05)	$ (0.03)	$ (0.03)	$ (0.05)
Pro forma

Basic
	$ (0.05)	$ (0.03)	$ (0.03)	$ (0.05)
Dilute
	$ (0.05)	$ (0.03)	$ (0.03)	$ (0.05)

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred significant losses, is operating under a Consent Order with the OCC and a Memorandum of Understanding with the Federal Reserve Board and is in default on the interest payments on the subordinated debt. The appropriateness of using the going concern basis is dependent upon the Company's ability to improve profitability through increasing marketing efforts, introducing new deposit products, emphasizing loan growth and reducing non-interest expense. In addition, the Company must meet the requirements of the Consent Order and Memorandum of Understanding, both of which are discussed in further detail below in Item 2 under the heading "Regulatory Relations". The uncertainty of these conditions raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2004	2003	2004	2003

Weighted average shares outstanding	10,006,080	9,926,244	10,006,080	9,926,244
Basic
	-	-	-	-
Effect of stock options
	-	-	-	-
Weighted average shares outstanding - diluted	10,006,080	9,926,244	10,006,080	9,926,244

The Company reported a net loss for the three and six-month periods ended June 30, 2003 and for the three and six month periods ended June 30, 2004. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.

Note 3. Securities
Securities available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

June 30, 2004
U.S. Government agencies and corporations
	$ -	$ -	$ -	$ -
Mortgage-backed securities
	-	-	-	-
Other securities
	1,042,000	-	-	1,042,000
Total
	$ 1,042,000	$ -	$ -	$ 1,042,000

December 31, 2003
U. S. Government agencies and corporations	$ 501,000	$ 2,000	$ -	$ 503,000
Mortgage-backed securities	254,000	-	(4,000)	250,000
Other securities	828,000	-	-	828,000
Total	$ 1,583,000	$ 2,000	$ (4,000)	$ 1,581,000

There were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 2003 or June 30, 2004.

Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank ("FHLB").

The amortized cost and estimated fair value of securities available for sale at June 30, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Due within one year
Due after one year through five years	$ -	$ -
Due after five years through ten years	-	-
Mortgaged-backed securities	-	-
Other securities	1,042,000	1,042,000

Total Securities	$ 1,042,000	$ 1,042,000

There were no sales of securities available-for-sale during the three-month period ended June 30, 2004 and 2003. However, various bonds were called and principal payments were received on mortgage-backed securities during the three-month period ended June 30, 2003.

Note 4. Loans

Loans consisted of the following:

	June 30, 2004	December 31, 2003
Real estate loans	$ 32,169,000	$ 44,866,000
Insurance premium financing	5,409,000	5,353,000
Commercial loans	6,715,000	10,901,000
Consumer loans	5,785,000	6,077,000
Accounts receivable factoring	17,000	127,000
Total gross loans
	50,095,000	67,324,000

Unearned interest	(144,000)	(142,000)
Allowance for credit losses	(1,302,000)	(1,688,000)

Loans, net	$ 48,649,000	$ 65,494,000

Activity in the allowance for credit losses on loans was as follows:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2004	2003	2004	2003

Beginning balance	$ 827,000	$ 1,578,000	$ 1,688,000	$ 1,461,000
Provision for credit losses	533,000	-	533,000	-
Charge-offs	(232,000)	(56,000)	(1,363,000)	(95,000)
Recoveries	174,000	56,000	444,000	211,000

Ending balance	$ 1, 302,000	$ 1,578,000	$ 1, 302,000	$ 1,577,000

Impaired and non-performing loans were as follows:

	June 30, 2004	December 31, 2003
Impaired loans with allowance allocated	$ 7,979,000	$ 6,383,000
Impaired loans with no allowance allocated	-	-
Impaired loans
	7,979,000	6,383,000

Amount of allowance allocated	576,000	1,109,000

Non-performing loans
Loans past due over 90 days and still accruing	$ 510,000	$ 1,370,000
Non-accrual loans	782,000	1,846,000
Total non-performing loans	$ 1,292,000	$ 3,216,000

Note 5. Convertible Subordinated Debt and Notes Payable

On March 31, 1998, the Holding Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Holding Company. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008. The amount of the arrearage is $978,750.00.

The Company did not pay the interest due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003,or March 31, 2004. In February 2002, the Company notified holders of its convertible debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of June 30, 2004, no agreement had been reached as to any restructuring of the convertible debt.

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

If Redeemed During 12 months Ended March 31,	Percentage of Principal Amount

2004	104%
2005	103%
2006	102%
2007	101%
2008	100%

In October and November 2001, certain current and former members of the Company's Board of Directors (the "Board") and one employee loaned the Company $297,746 to enable the Company to meet its cash obligations. $37,746 of the promissory notes evidencing the loans advanced in 2001 matured December 31, 2001 and was due to a company in which a former director held an interest. This note was settled in January 2002 with payment of $25,000. During 2002, an additional $195,000 was lent to the Company. $95,000 and $320,000 of the promissory notes were converted into common stock during the years ending December 31, 2002 and 2001, respectively. A total of 438,392 and 888,885 shares of common stock were issued upon conversion of the above notes payable in 2002 and 2001, respectively.

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

Financial instruments with off-balance sheet risk at June 30, 2004 and December 31, 2003 included unfunded loan commitments of $2,557,000 and $3,741,000 and letters of credit of $250,000 and $234,000, respectively.

Federal funds sold totaled $0 and $6,722,000 at June 30, 2004 and December 31, 2003, respectively. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

The Company has geographic concentrations of credit in its principal market areas of Grayson, and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance Premium Finance ("IPF") loans, secured by the residual value of unearned insurance premiums, comprised $5,409,000 or 10.8%, and $5,354,000, or 8.0%, of gross loans at June 30, 2004 and December 31, 2003, respectively.

Note 7. Other Non-interest Expense

Other non-interest expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2004	2003	2004	2003

Legal, audit and other professional services	$ 101,000	$ 111,000	$ 186,000	$ 205,000
Postage and delivery	24,000	53,000	47,000	84,000
Telephone	22,000	23,000	41,000	51,000
Office supplies	21,000	17,000	35,000	40,000
Amortization of intangibles and debt issuance costs	10,000	10,000	20,000	21,000
Insurance	65,000	49,000	106,000	75,000
FDIC and OCC assessments	129,000	26,000	137,000	57,000
Other	72,000	92,000	195,000	211,000

Total other non-interest expense
	$ 444,000	$ 381,000	$ 767,000	$ 744,000

Note 8. Business Segments

The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on interest income and profit or loss from operations.

	Community Banking	Insurance Premium Financing	Total
Six month period ended June 30, 2004:
Net interest income	$ 982,000	$ 429,000	$ 1,411,000
Provision for credit losses	(533,000)	-	(533,000)
Noninterest income	672,000	12,000	684,000
Noninterest expense	1,606,000	251,000	1,857,000

Net income (loss)	(485,000)	190,000	(295,000)

Six month period ended June 30, 2003:
Net interest income	$ 1,290,000	$ 545,000	$ 1,835,000
Provision for credit losses	-	-	-
Noninterest income	414,000	-	414,000
Noninterest expense	2,353,000	350,000	2,703,000
Net income (loss)	(649,000)	195,000	(454,000)

Three month period ended June 30, 2004:
Net interest income	$ 470,000	$ 281,000	$ 751,000
Provision for credit losses	(533,000)	-	(533,000)
Noninterest income	201,000	12,000	213,000
Noninterest expense	806,000	116,000	922,000
Net income (loss)	(668,000)	177,000	(491,000)

Three month period ended June 30, 2003:
Net interest income	$ 640,000	$ 243,000	$ 883,000
Provision for credit losses	-	-	-
Noninterest income	183,000	-	183,000
Noninterest expense	1,171,000	181,000	1,352,000
Net income (loss)	(348,000)	62,000	(286,000)

At June 30, 2004
Loans, gross	44,686,000	5,409,000	50,095,000
Total assets	53,028,000	5,158,000	58,186,000

At December 31, 2003
Loans, gross	61,971,000	5,353,000	67,324,000
Total assets	86,019,000	5,419,000	91,438,000

Note 9. Current Developments

On July 29, 2004, the Bank announced that it had applied to the Texas State Department of Banking to convert its charter to a Texas state charter. Both the Texas State Department of Banking and the Bank’s shareholders must approve the charter conversion prior to it taking effect. The Holding Company is the only shareholder of the Bank. If the application is approved, the conversion is expected to be effective around October 2004. The name of the Bank after it converts to a state bank charter would be "Surety Bank". Except for the change in the form of the charter and the resulting regulatory oversight by the Texas Department of Banking, no major changes in the operation of the Bank are contemplated. The reason for the conversion is because the Board believes that the Bank can operate more effectively and efficiently as a state bank. When the conversion is consummated and as a part of the conversion, all shares of stock in the Bank would be cancelled and an identical number of shares of stock in the state bank would be issued. All of the issued and outstanding shares of the state bank after conversion would be owned by the Holding Company, so there would be no new or different shareholders. There would be no change of facilities as a result of the conversion; the Bank would continue to operate from the same facilities and locations as a state bank that it currently operates from as a national bank. The present directors and the executive officers of the Bank would continue to serve as directors and hold the same positions with the state bank after the conversion. Appropriate notification would be made with the OCC, FDIC, and any other required applications or notification would be made.

Note 10. FHLB Advances

FHLB advances of approximately $4,700,000 were made to the Bank during January 2004 as a result of the sale of four of the Bank’s branches in the San Antonio, Texas area (the "San Antonio Branches"). The advances have been subsequently reduced to $0.00 as of June 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2004 compared to December 31, 2003, and the consolidated results of operations for the six-month and three-month periods ended June 30, 2004 compared to the same periods in 2003. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

The Bank currently operates under a Consent Order, with U.S. Office of the Comptroller of the Currency (“OCC”), dated June 22, 2004 (the “Consent Order”). Among other requirements, the Bank’s Board of Directors must (1) submit a comprehensive strategic plan, (ii) an improved capital plan, and (iii) appoint a new president and a new senior loan officer. If the Bank fails to achieve compliance with all of (i), (ii) and (iii) within the time limits (including any duly granted extensions of time), the Consent Order provides for the Board to submit a written report setting out its plans to sell, merge, or liquidate the Bank. The Board has not done so. The Board and management continue to attempt to comply with the Consent Order, but compliance with its provisions cannot be assured.

Further, the Holding Company is without significant assets other than its ownership of all the common stock of the Bank and is depended upon dividends received from the Bank in order to meet its cash obligations, including service on the convertible debt under the Notes. Pursuant to the provisions of the Company’s agreement with the OCC, among other restrictions, the Bank is precluded from declaring and paying any dividends without prior OCC approval. The Company received OCC approval to reduce the Bank's surplus in 2000 and received loans from certain employees and Board members during 2001 to help the Company meet its cash obligations. However, there have been no approvals by the OCC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Holding Company which have been requested, nor have there been future commitments by any employee, officer or director to loan the Holding Company additional funds. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital.

Also, the Bank has recently applied with the Texas State Department of Banking to convert from a national charter to a Texas state charter. If the application is approved, the conversion is expected to take effect around October 2004. Although the Board expects the bank to operate more effectively and efficiently as a state bank, the charter conversion is not expected to cause any major changes in the business operations of the Bank.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have material adverse effects on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

- The ability of the Company to comply with the terms of the Consent Order with the OCC entered into on June 22, 2004 as more fully discussed below under "Regulatory Relations".

- The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

- The ability of the Company to grow despite the reduction in the number of branches and overall size resulting from the January 2004 sale of the San Antonio Branches.

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

- The ability of the Bank to convert from a national association to a state bank, such conversion depending on the approval and review of the Bank’s application by the Texas State Department of Banking and the approval of the shareholders.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

REGULATORY RELATIONS

ARRANGEMENTS WITH THE OCC. See Part II, Item 1 – Legal Proceedings.

MEMORANDUM OF UNDERSTANDING: On October 28, 1999, the Board of Directors of the Company entered into a Memorandum of Understanding (the "MOU") with the Board of Governors of the Federal Reserve System (the "FRB"). Under the MOU, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a written three-year capital plan, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. Finally, the Company is mandated under the MOU to comply fully with all formal and informal supervisory actions that have been or may be imposed on the Bank by the OCC. The Company has not yet met any of its interest payment obligations on the $4,350,000 convertible subordinated debt under the Notes since missing the payment that was due March 31, 2002. The FRB may take formal action including requiring that capital be increased or that the Company divest the Bank.

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

In March 2002, the Company entered into a settlement with the SEC. In connection with the settlement, the Company acknowledged certain reporting and internal control deficiencies and agreed to cease and desist from the stipulated violations in the future. The Company and the Bank no longer employ the persons directly responsible for managing the IPF division during the period when the diversions occurred and the Company no longer uses the services of the accounting firm auditing the Company at that time. None of the current members of the Company or Bank's Boards of Directors served in those capacities during the period when the violations of the Exchange Act occurred.

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

APPLICATION TO CONVERT TO A STATE CHARTER. On July 29, 2004, the Bank announced that it had applied to the Texas State Department of Banking to convert its charter to a Texas state charter. The Texas State Department of Banking must approve the charter conversion prior to it taking effect. The Company, the only Bank shareholder, has approved the conversion. If the application is approved, the conversion is expected to be effective around October 2004. The name of the Bank after it converts to a state bank charter will be "Surety Bank". Except for the change in the form of the charter and the resulting regulatory oversight by the Texas Department of Banking, no major changes in the operation of the Bank are contemplated. The reason for the conversion is because the Board believes that the Bank can operate more effectively and efficiently as a state bank. If the conversion is consummated and as a part of the conversion, all shares of stock in the Bank would be cancelled and an identical number of shares of stock in the state bank would be issued. All of the issued and outstanding shares of the state bank after conversion would be owned by the Holding Company, so there would be no new or different shareholders. There would be no change of facilities as a result of the conversion; the Bank would continue to operate from the same facilities and locations as a state bank that it currently operates from as a national bank. The present directors and the executive officers of the Bank would continue to serve as directors and hold the same positions with the state bank after the conversion. Appropriate notification would be made with the OCC, FDIC, and any other required applications or notification will be made.

ANALYSIS OF FINANCIAL CONDITION

The Company's assets totaled $58.2 million at June 30, 2004, representing a $33.2 million, or 36.3%, decrease compared to $91.4 million at December 31, 2003. Cash and cash equivalents declined $11.5 million, securities available for sale declined $1.6 million and loans, adjusted for transfers to other real estate, declined $16.5 million. The decrease in assets was primarily the result of the January 2004 sale of the San Antonio Branches. The decline in cash and securities were also related to the sale of the San Antonio Branches.
Net loans decreased $16.8 million, or 25.3%, from $65.5 million at December 31, 2003 to $48.9 million at June 30, 2004. IPF loans increased $56,000, or 1.0%, from December 31, 2003. Real estate loans decreased $12.7 million, or 28.3%, due primarily to the sale of the San Antonio Branches. Commercial loans also decreased $4,186,000, or 38.4%, due primarily to the sale of the San Antonio Branches and to normal repayments. Loans, net as a percentage of total deposits, were 100.5% at June 30, 2004 compared to 80.4% at December 31, 2003.

Other real estate owned and repossessed assets decreased $883,000 to $1.2 million at June 30, 2004. During the second quarter, the company sold two apartment buildings for a gain The Bank recognized $41,000 of the gain in the second quarter and deferred $140,000.
Total deposits were $48.7 million at June 30, 2004, a $16.5 million decrease, or 25.2%, from December 31, 2003. Non-interest-bearing demand deposits decreased $8.1 million to $10.3 million and represented 21.1% of total deposits at June 30, 2004 compared to $18.4 million, or 22.6% of total deposits, at December 31, 2003. Savings, NOW and money market accounts decreased $14.7 million or 62.1%. All these decreases were due to the sale of the San Antonio Branches.

Other assets increased $0.6 million to $0.9 million at June 30, 2004 from $0.3 million at December 31, 2003. This increase is primarily due to increases in prepaid expenses, contested receivables associated with the sales of the San Antonio Branches and suspense items in the process of being identified.

Time deposits decreased $10.0 million, or 33.9% from December 31, 2003. Time deposits made up 60.5% of the deposit portfolio at June 30, 2004 compared to 48.4% at December 31, 2003. Substantially all of the Company's time deposits mature in less than five years and are obtained from customers in the Company's primary market. The Company does not purchase brokered deposits. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the FHLB as an alternative to this source of funds.

Convertible subordinated debt under the Notes totaled $4.350 million at June 30, 2004 and December 31, 2003. The Notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank and bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the Notes is payable semi-annually. The Company has not yet met any of its interest payment obligations under the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified the holders of the Notes that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of June 30, 2004, no agreement had been reached as to any restructuring of the convertible debt. Management does not know if it will be successful in these negotiations. The amount of the principal and any accrued and unpaid interest on the Notes is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the notes, together with any accrued and unpaid interest, to be immediately due and payable.

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
In January 2004, the Company sold the San Antonio Branches at a profit of approximately $341,000. The effects of the branch sales had a material positive effect on first or second quarter results of operations.

The Company experienced a $491,000 net loss for the three months ended June 30, 2004 ($0.05 per share) compared to a $286,000 ($0.03 per share) net loss for the same period in 2003. There was a provision for credit loss of $533,000 and a gain on the sale of other real estate of $41,000 in 2004 compared to $0.0 in 2003. For the six-month period ended June 30, 2004, the Company recorded a net loss of $295,000 ($0.03 per share) compared to a $454,000 loss ($0.05 per share) during the same period of 2003. There was a gain on the sale of other real estate owned of $41,000, the gain on the sale of the San Antonio Branches of $341,000 and a provision for credit losses of $533,000 in 2004 compared to $0.0 during the same period of 2003.

The Company did not reflect any tax benefit with the losses because the Company cannot be reasonably certain that it will receive a future income tax benefit. The improvement in reducing the level of losses between periods is due primarily to the sale of the San Antonio Branches and a reduction in expenses. At June 30, 2004, total other real estate owned and repossessed assets was $1.2 million and loans on non-accrual status were $0.8 million. These non-performing assets represented $2.0 million or 3.4% of total assets. Resolution of these problem assets would have a positive effect for the Company's operations.

NET INTEREST INCOME: Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.
For the three months ended June 30, 2004, net interest income decreased $132,000 to $751,000, or 14.9%, compared to $883,000 during the same period last year. This resulted from a decrease in total interest income of $328,000 being partially offset by a reduction in interest expense of $196,000 during the same period.

The decrease in total interest income was primarily due to the decrease in interest and fees earned on loans, which decreased $291,000 during the three months ended June 30, 2004 as compared with the same period in 2003. While average loans outstanding during the comparative time periods decreased approximately $20,000,000 due to the branch sale in January, 2004, the weighted average yield on the loan portfolio increased to approximately 9.1% for the three months ended June 30, 2004 from approximately 7.6% for the same period in 2003. The 1.5% increase was due primarily to a one-time adjustment to the interest and fees earned on IPF loans. Interest and dividends earned on investment securities and interest earned on federal funds sold and interest bearing deposits also decreased during the three months ended June 30, 2004 as compared with the same period 2003, decreasing $12,000 and $25,000, respectively. These decreases were due to reduced invested balances due to the cash disbursement required with the sale of the San Antonio Branches.
For the six month period ended June 30, 2004, net interest income declined $424,000 to $1,411,000 for 2004 against $1,835,000 for 2003. This resulted from a decrease in total interest income of $829,000 being partially offset by a reduction in interest expense of $405,000 during the same time period. The net interest margin was 5.4% during the six month period ended June 30, 2004, representing a 110 basis point increase from the prior year. Interest and fees on loans decreased from $2,792,000 for six months ended June 30, 2003 to $2,069,000 for the same period in 2004, a decrease of $723,000. Average loans outstanding during the six month period decreased approximately $22,500,000 in 2004 from the prior year. The weighted average yield on the loan portfolio increased approximately 40 basis points to 7.6% during the six months ended June 30, 2004 compared to 2003. Interest and dividends earned on investment securities and interest earned on federal funds sold and interest bearing deposits decreased $51,000 for six months June 30, 2004 compared to a decrease of $55,000 in 2003. All of the above was due primarily to the sale of the San Antonio Branches.

Total interest expense also decreased as a result of the sale of the San Antonio Branches. Interest expense on deposits decreased $209,000 for the three months ended June 30, 2004 to $236,000 from $455,000 for the three months ended June 30, 2003. The Company's cost funds remained essentially unchanged, decreasing 1 basis point to 1.98% for the three months ended June 30, 2004 and 1.99% for the same period in 2003. During the three months ended June 30, 2004, the Company borrowed short-term funds from the Federal Home Loan Bank of Dallas. The average outstanding balance on these borrowed funds for the three months ended June 30, 2004 was $2,670,000 with a weighted average cost of approximately 1.0%. As of June 30, 2004 there were no borrowings by the Bank from the Federal Home Loan Bank of Dallas.

Interest expense on deposits decreased from $908,000 for the six months ended June 30, 2003 to $486,000 for the six months ended June 30, 2004, a decrease of $422,000. This reduction was the combination of reduced volume due to the sale of the San Antonio Branches and lower costs. During the six months ended June 30, 2004, the Bank had approximately $30,000,000 less in interest bearing deposit accounts than for the same period in 2003. This was primarily due to the sale of the San Antonio Branches. The Bank's cost of funds decreased approximately 20 basis points to 1.8% for the six months ended June 30, 2004 as compared to the same period in 2003. This reduction was due to the lower market rates experienced in the first six months of 2004 as compared to 2003. During the six months ended June 30, 2004, the Bank borrowed short-term funds from the Federal Home Loan Bank of Dallas. The average outstanding balance on these borrowed funds for the six months ended June 30, 2004 was $3,080,000 with a weighted average cost of approximately 1.2%. This borrowing was required to complete the sale of the San Antonio Branches. As mentioned above, at June 30, 2004, there was no borrowing by the Bank from the Federal Home Loan Bank of Dallas.

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

ALLOWANCE AND PROVISION FOR CREDIT LOSSES. The Company maintains an allowance for credit losses in an amount that, in management's judgment, is more than adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's quarterly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral.

All lending activity contains risks of loan losses and the Company recognizes these credit risks as a necessary element of its business activity. One of the primary objectives of the loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio loss reserves.

During the three months ended June 30, 2004, the Company experienced loan losses of $58,000, net of recoveries. During the same period in 2003 charge-offs equaled recoveries resulting in no net loan losses. Loan losses, net of recovery were $919,000 for the six months ended June 30, 2004 compared to a net recovery of previously charged-off loans of $116,000 during the first six months of 2003. The allowance for credit losses at June 30, 2004 was $1,302,000, or 2.6% of period end gross loans, versus $1,578,000, or 2.3% of period end gross loans at June 30, 2003.

Nonperforming loans, defined as loans past due ninety days or more and loans for which the accrual of interest has been discontinued, totaled $1,292,000 at June 30, 2004, a decrease of $1,924,000 from $3,216,000 at December 31, 2003. Non-accrual loans and loans past due over 90 days and still on accrual decreased $1,064,000 and $860,000, respectively. The decreases were due primarily to recognizing the problem loans sooner and being more aggressive in the handling of past due balances. Non-performing loans as a percentage of total loans, net, were 2.6% at June 30, 2004 and 4.9%, at December 31, 2003.

While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

NON-INTEREST INCOME: Non-interest income totaled $213,000 for the three months ended June 30, 2004, compared to $183,000 in the second quarter of 2003, an increase of $30,000. This increase is primarily due to gains realized on the sale of other real estate owned. During the second quarter of 2004, the Bank sold other real estate owned providing a gain of $41,000. This increase was offset by a decrease in service charges on deposit accounts of $64,000 during the same time period. This decrease was due to the sale of the San Antonio Branches. Other non-interest income also increased $50,000 to $82,000 for the three months ended June 30, 2004 from $32,000 for the three months ended June 30, 2003. This increase was primarily due to “points” made for mortgages.

For the six month period ended June 30, 2004, total non-interest income increased $270,000. In addition to the transactions described above for the second quarter, other income includes a $341,000 gain realized on the sale of the San Antonio Branches. Service charges on deposit accounts decreased $122,000 for the six months ended June 30, 2004 due to the sale of the San Antonio Branches.

NONINTEREST EXPENSE. Noninterest expense totaled $922,000 for the three-month period ended June 30, 2004, a decrease of $430,000, or 15.7% from the same period in 2003. This decrease was the result of decreases in salaries and employee benefit expense and occupancy and equipment expense. Salaries and employee benefit expense totaled $373,000 for the three months ended June 30, 2004, a decrease of $362,000 from $735,000 for the same three-month period in 2003. Occupancy and equipment expense decreased $131,000 during the second quarter of 2004 to $105,000 from $236,000 during the same time period last year. Both decreases were primarily the result of the sale of the San Antonio Branches. These reductions were partially offset by an increase in other expenses of $63,000 for the three months ended June 30, 2004 as compared with June 30, 2003. This increase was primarily due to increases in OCC assessment fees and FDIC insurance premiums.

For the six month period ended June 30, 2004, non-interest expense declined $846,000 as compared to June 30, 2003. Salary and employee benefit expenses declined $657,000 or 44.3% and occupancy and equipment expenses decreased $212,000, or 44.4% during the same time period for the reasons noted above. Other expense remained basically unchanged, increasing $23,000 during the three month period ending June 30, 2004 as compared with the same time period last year.

The Company's efficiency ratio was 93.4% for the six month period ended June 30, 2004 compared to 126% for the comparable period of 2003. The efficiency ratio measures the percentage of total revenues from operations, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by non-interest expense generated from ongoing operations. Expressed differently, for every dollar of operating revenue the Company generated in the first half of 2004, the Company incurred $0.93 in operating expenses. The Company's efficiency ratios compare unfavorably to other financial institutions in the Company's peer group. The Company is restructuring its operations after the sale of the San Antonio Branches and continues to operate two full service branches. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio will improve as interest rates improve.

INCOME TAXES. The Company recorded no income tax benefits during 2004 or 2003.

LIQUIDITY

Liquidity is the ability of the Bank to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered to its customers. The Bank's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Bank also has the ability to borrow from the FHLB. Finally, the Bank can sell any of its performing loans through participation agreements to other financial institutions. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Bank maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents were $2,954,000 at June 30, 2004 and represented 5.1% of total assets and 6.1% of total deposits compared to 15.8% of total assets and 17.7% of total deposits at December 31, 2003. The Bank has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Bank need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Bank's liquidity position is adequate based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.
The Company, as a holding company, is without significant assets other than its ownership of all the common stock of the Bank and is entirely dependent upon dividends received from the Bank or borrowings from its officers and directors in order to meet its cash obligations, including debt service on the $4,350,000 under the Notes. Under the Consent Order, the Bank is currently precluded from declaring and paying any dividends without prior OCC approval. The Company has no source of funds to pay the interest that is past due on the debt or future interest requirements.

The Company has not yet met any of its interest payment obligations on the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified holders of the Notes that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of June 30, 2004, no agreement had been reached as to any restructuring of the Notes. There are no commitments by any of the Board members to lend additional funds. Accordingly, the Company does not have the financial means to service the interest payments on the Notes.

CAPITAL RESOURCES

Total shareholders' equity was $3,469,000 at June 30, 2004, representing a $293,000 or 7.8% decrease from December 31, 2003.
The Bank is subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk-based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier I and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier I capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Tier II capital, or total capital, includes Tier I capital plus the allowance for loan losses not to exceed 1.25% of risk-weighted assets. Risk-weighted assets are the Bank’s total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier I leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier I capital divided by average adjusted assets for the most recent quarter.

As discussed above, the Bank is subject to more stringent capital requirements under the Consent Order. The table below sets forth consolidated and Bank-only actual capital levels in addition to the capital requirements under the Consent Order and prompt corrective action regulations.

	Actual Period-end June 30, 2004	Capital Ratios December 31, 2003	Required under Consent Order	For Capital Adequacy Purpose	Minimum Requirements to be Well Capitalized under Prompt Action Requirements

Leverage Ratio
Tier I capital to average assets

Bank
	13.48%	6.80%`	8.00%	4.00%	5.00%

Risk-Based Capital Ratios
Tier I capital to reish-weighted assets

Bank
	16.68%	7.81%	6.00%	4.00%	6.00%

Tier II capital to risk-weighted assets
	18.57%	8.97%	12.00%	8.00%	10.00%
Bank

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Company performed an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported.

During the period covered by this report, the Company made the following changes in its internal controls:

(1) At December 31, 2003, the balance of the outstanding IPF loan trial balance was not being reconciled to the amount included on the general ledger and a difference of $398,000 was noted. Because the IPF activity is significant for the Company, reconciliations between the IPF trial balance and the general ledger should be prepared on a monthly basis, at a minimum, and any differences researched and corrected in a timely manner. The Company has subsequently engaged an individual on a contract basis to supervise its accounting department. As a result of this engagement, the IPF trial balance is now reconciled to the general ledger on a daily basis.

(2) Entries for activity on the Holding Company’s separate general ledger, although few in number, were neither timely nor complete. Such entries should be made for the Holding Company monthly to reflect its assets, liabilities, and expenses and to provide support for the balances in the consolidated financial statements. As a result of the engagement with the new accounting department supervisor, the Holding Company’s financial statements are complete and up to date.

(3) The activity in employee accounts was not being reviewed by anyone at the Bank. The Company’s Management has implemented procedures in May 2004 to begin reviewing a sample of employee accounts on a monthly basis month to determine if there is any unusual activity that should be investigated.

There have been no other significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the Company's past fiscal quarter or subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

I TEM 1. LEGAL PROCEEDINGS

ARRANGEMENTS WITH THE OCC. The Board of Directors of the Bank has entered into three arrangements with the U.S. Office of the Comptroller of the Currency. Two formal agreements were dated November 19, 1998 and February 18, 2003. A Consent Order was entered into June 22, 2004. The Bank has not been in compliance with all of the requirements of any of these arrangements, including the Consent Order.

The Consent Order is filed as an Exhibit.

The Consent Order requires the Bank to take certain actions within a set timetable to improve the Bank's operations. If the Bank fails to achieve compliance within the time limits (including any duly granted extensions of time), the Consent Order provides for the Board to submit a written report setting out its plans to sell, merge, or liquidate the Bank. The Board has not done so. The Board and management continue to attempt to comply with the Consent Order but compliance with its provisions cannot be assured.

ITEM 4. DEFAULTS UPON SENIOR SECURITIES

Although no default has been declared, the Company did not pay interest that was due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003 and March 31, 2004 on $4,350,000 aggregate principal amount of convertible debt issued under the Notes. Part I contains statements about the 9% Convertible Subordinated Notes due 2008 (the “Notes”). Only the specific statements about the Notes, the arrearage in payments of interest due and the possible consequences of default are incorporated in this Item 3. The specific statements are located in Part I, in Item 1, Note 5 to the financial statements and in Item 2, under the following headings: Management’s Discussion and Analysis, Overview, Dependence on the Bank, Financial Condition and Liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE NUMBER
4.01
	Form of Common Stock certificate (specimen)	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.02
	Indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee	Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
4.03
	Form of Noted (included in Exhibit 4.02)	Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
4.04
	Form of Note Purchase Agreements dated March 31, 1998	Filed with the Comapny's Registration Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
10.01
	Branch Purchase and Assumption Agreement entered into with W. Marcin Rush as Agent for the organizers of TexStar Bank on October 31, 2003	FIled with the Company's Form 8-K filed on November 18, 2003 and incorporated by reference herein.
11
	Statement Regarding the Computation of Earnings Per Share	Reference is hereby made to the Consolidated Statements of Operations on page 4 and Note 2 to the Consolidated Financial Statemtents on page 8 hereof
31.1
	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	32
31.2
	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	33
32.1
	Certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	34
32.2
	Certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	35

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2004

Surety Capital Corporation

By:	/s/ Richard Abrams
Richard Abrams, President and Chief Executive Officer

By:	/s/ Tim Raso
Tim Raso Chief Operating Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE NUMBER
4.01
	Form of Common Stock certificate (specimen)	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.02
	Indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee	Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
4.03
	Form of Noted (included in Exhibit 4.02)	Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
4.04
	Form of Note Purchase Agreements dated March 31, 1998	Filed with the Comapny's Registration Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
10.01
	Branch Purchase and Assumption Agreement entered into with W. Marcin Rush as Agent for the organizers of TexStar Bank on October 31, 2003	FIled with the Company's Form 8-K filed on November 18, 2003 and incorporated by reference herein.
11
	Statement Regarding the Computation of Earnings Per Share	Reference is hereby made to the Consolidated Statements of Operations on page 4 and Note 2 to the Consolidated Financial Statemtents on page 8 hereof
31.1
	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	32
31.2
	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	33
32.1
	Certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	34
32.2
	Certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	35

Exhibit 31.1

I, Richard Abrams, President and Chief Executive Officer of Surety Capital Corporation, certify that:

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

Date: August 17, 2004	/s/ Richard Abrams
Richard Abrams, President and Chief Executive Officer

Exhibit 31.2

I, Tim Raso, Chief Operating Officer, certify that:

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

Date: August 17, 2004	/s/ Tim Raso
Tim Raso, Chief Operating Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Surety Capital Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard N. Abrams, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 17, 2004	/s/ Richard Abrams
Richard Abrams, President and Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Surety Capital Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Raso, Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

UNITED STATES OF AMERICA
 DEPARTMENT OF THE TREASURY
 OFFICE OF THE COMPTROLLER OF THE CURRENCY
In the Matter of )
   Surety Bank, N.A. )
   Fort Worth, Texas )
CONSENT ORDER
   The Comptroller of the Currency of the United States of America (Comptroller),    through
   his National Bank Examiner, has examined Surety Bank, N.A., Fort Worth, Texas    (Bank), and
   his findings are contained in the Report of Examination for the examination    that commenced on
   January 12, 2004 (ROE).
   The Bank, by and through its duly elected and acting Board of Directors (Board),    has executed a “Stipulation and Consent to the Issuance of a Consent Order,”    dated ___6/22/04__
   that is accepted by the Comptroller. By this Stipulation and Consent, that is    incorporated by reference, the Bank has consented to the issuance of this Consent    Order (Order) by the Comptroller.
   Pursuant to the authority vested in him by the Federal Deposit Insurance Act,    as
   amended, 12 U.S.C. § 1818, the Comptroller hereby orders that:
   Article I
   COMPLIANCE COMMITTEE
   (1) Within thirty (30) days, the Board shall appoint a Compliance Committee    of at
   least three (3) directors, of which none shall be employees of the Bank. Upon    appointment,, the Board shall submit in writing the names of the Compliance    Committee members to the Director
   for Special Supervision (Director). The Compliance Committee shall be responsible    for
   monitoring and coordinating the Bank’s adherence to the provisions of    this Order.

   (2) The Compliance Committee shall meet at least monthly.
   (3) Within thirty (30) days of the appointment of the Committee and every thirty    (30) days thereafter, the Compliance Committee shall submit a written progress    report to the Board setting forth in detail:
   (a) actions taken to comply with each Article of this Order; and
   (b) the results of those actions,
   (4) Within fifteen (15) days of receipt, the Board shall forward a copy of the    Compliance Committee’s progress report, with any additional comments by    the Board, to the Director.
   Article II
   STRATEGIC PLAN
   (1) Within sixty (60) days, the Board shall develop a written strategic plan    for the
   Bank covering at least a three-year period. The strategic plan shall establish    objectives for the
   Bank’s overall risk profile, earnings performance, growth, balance sheet    mix, off-balance sheet activities, liability structure, capital adequacy, reduction    in the volume of non-performing assets, product line development and market    segments that the Bank intends to promote or develop,
   together with strategies to achieve those objectives and, at a minimum, include:
   (a) a mission statement that forms the framework for the establishment of strategic    goals and objectives;
   (b) an assessment of the Bank’s present and future operating environment,    including a determination of the Bank’s overall risk profile;
   (c) the development of strategic goals and objectives to be accomplished over    the short and long term;

   (d) an identification of the Bank’s present and future product lines (assets    and liabilities) that will be utilized to accomplish the strategic goals and    objectives established in subparagraph (1)(c) of this Article;
   (e) an evaluation of the Bank’s internal operations, staffing requirements, board and management information systems and policies and procedures for their adequacy and contribution to the accomplishment of the goals and objectives developed under subparagraph (l)(c) of this Article;
   (f) a management employment and succession program to promote the retention and continuity of capable management;
   (g) product line and market segments that the Bank intends to promote or develop;
   (h) an action plan to accomplish identified strategic goals and objectives,    including individual responsibilities, accountability and specific time frames;
   (i) a financial forecast to include projections for major balance sheet and
   income statement accounts and desired financial ratios over the three-year period    covered by the strategic plan;
   (j) control systems to mitigate risks associated with planned new products, growth, or any proposed changes in the Bank’s operating environment;
   (k) specific plans to establish responsibilities and accountability for the strategic planning process, new products, growth goals, or proposed changes in the Bank’s operating environment; and
   (1) systems to monitor the Bank’s progress in meeting the plan’s    goals and objectives.

   (2) Prior to adoption by the Board, a copy of the strategic plan, and any subsequent    amendments or revisions, shall be forwarded to the Director for review and prior    determination
   of no supervisory objection.
   (3) Immediately upon receipt of a written determination of no supervisory objection,    the Board shall adopt, implement and thereafter ensure compliance with the terms    of the
   strategic plan developed pursuant to this Article.
   (4) The Bank may not deviate significantly from the Board-approved strategic    plan without a written determination of supervisory non-objection from the Director.    The Board must give the Director at least sixty (60) days advance, written notice    of its intent to deviate significantly from the strategic plan, along with an    assessment of the impact of such change on the Bank’s condition, including    a profitability analysis and an evaluation of the adequacy of the Bank’s    organizational structure, staffing, management information systems, internal    controls, and written policies and procedures to identify, measure, monitor,    and control the risks associated with the change in the strategic plan.
   (5) For the purposes of this Article, changes that may constitute a significant    deviation from the strategic plan include, but are not limited to, any significant    deviations from
   marketing strategies, marketing partners, or acquisition channels; underwriting    practices and standards; credit administration; account management strategies    and test programs; collection strategies, partners, or operations; fee structure,    pricing, or fee application methods; accounting processes and practices; funding    strategy; or any other changes in personnel, operations, or external factors    that may have a material impact on the Bank’s operations or financial    performance.

   (6) If the Director determines, in his sole judgment, that the Bank has failed    to submit
   an acceptable strategic plan as required by paragraph (1) of this Article, or    fails to implement or adhere to a strategic plan for which the Director has    taken no supervisory objection pursuant to paragraph (2) of this Article, then    within thirty (30) days of receiving written notice (including
   an explanation of the reasons for such determination) pursuant to this paragraph    (6) from the
   Director, the Bank shall develop and submit to the Director for his review and    prior
   determination of no supervisory objection, a contingency plan, which shall detail    the Board’s proposal to sell or merge the Bank, or liquidate the Bank    under 12 U.S.C. § 181 at no loss or cost to the Federal Deposit Insurance    Fund. After the Director has advised the Bank that he does not
   take supervisory objection to the contingency plan, the Board shall immediately    implement, and
   shall thereafter ensure adherence to, the terms of the contingency plan, unless    the Bank has
   received no supervisory objection from the Director to a revised strategic plan.
   (a) In order to be deemed acceptable, the contingency plan must at a minimum call for the execution of a definitive agreement to sell or merge the Bank or a shareholder vote to enter into liquidation under 12 U.S.C.
   § 181 within ninety (90) days of receipt of the Director’s supervisory    non-objection.
   (b) Failure to submit a timely, acceptable contingency plan may be deemed a    violation of this Order, in the exercise of the Director’s sole discretion.
   (7) The Board shall ensure that the Bank has processes, personnel, and control
   systems sufficient to ensure implementation of and adherence to the plan developed    pursuant to this Article.

   Article III
   PROFIT PLAN
   (1) Within sixty (60) days, the Board shall develop, implement, and thereafter    ensure adherence to a written profit plan to improve and sustain the earnings    of the Bank. This plan
   shall cover at least a three-year period, be consistent with the strategic plan    developed pursuant
   to Article II, and shall include, at minimum, the following elements:
   (a) identification of the major areas and means by which the Board will seek to improve the Bank’s operating performance;
   (b) realistic and comprehensive budgets, including projected balance sheets and year-end income statements;
   (c) a budget review process to monitor both the Bank’s income and expenses, and to compare actual figures with budgetary projections; and
   (d) a description of the operating assumptions that form the basis for major    projected income and expense components.
   (2) The Board shall submit the budgets and related documents required by paragraph
   (1) of this Article for the remainder of 2004 to the Director upon completion.    Thereafter, prior to
   each new calendar year, the Board shall submit to the Director annual budgets    as described in paragraph (1) of this Article.
   (3) On a quarterly basis, the Board shall forward comparisons of its actual    balance
   sheet and profit and loss statement to the profit plan projections to the Director.
   (4) The Board shall ensure that the Bank develops and thereafter maintains processes,    personnel, and control systems sufficient to ensure implementation of and adherence    to the plan developed pursuant to this Article.

   Article IV
   CAPITAL PLAN AND HIGHER MINIMUMS
   (I) The Bank shall maintain the following minimum capital levels (as defined    in
   12 C.F.R. Part 3):
   (a) Tier 1 capital at least equal to twelve percent (12%) of risk-weighted assets;
   (b) Tier 1 capital at least equal to eight percent (8%) of actual adjusted total    assets.1
   (2) The requirement of paragraph (1) of this Article to meet and maintain a    specific capital level means that the Bank cannot be deemed to be “well    capitalized” for purposes of
   12 U.S.C. § 183lo and 12 C.F.R. Part 6 pursuant to 12 C.F.R. § 6.4(b)(l)(iv).
   (3) Within sixty (60) days, the Board shall develop, implement, and thereafter    ensure adherence to a three-year capital plan that is consistent with the strategic    plan developed
   pursuant to Article II. The capital plan shall include:
   (a) specific plans for the maintenance of adequate capital that may in no event    be less than the requirements of paragraph (1) of this Article;
   (b) projections for growth and capital requirements based upon a detailed analysis    of the Bank’s assets, liabilities, earnings, fixed assets, and off-balance    sheet activities;
   (c) projections of the sources and timing of additional capital to meet the
   Bank’s current and future needs;
   _______________________
   l As further noted in 12 C.F.R. § 3.2(a), the Comptroller reserves the    right to require the Bank to compute and maintain its leverage ratio on the    basis of actual, rather than average total assets.

   (d) the primary source(s) from which the Bank will strengthen its capital structure to meet the Bank’s needs;
   (e) contingency plans that identify alternative sources to strengthen the
   Bank’s capital structure should the primary source(s) under (d) of this    paragraph be unavailable;
   (f) a dividend policy that permits the declaration of a dividend only:
   (i) when the Bank is in compliance with its approved capital plan;
   (ii) when the Bank is in compliance with 12 U.S.C. §§ 56 and 60; and
   (iii) with the prior written determination of no supervisory objection by the    Director.
   (4) Prior to implementation of the dividend policy referenced in paragraph (3)(f)    of
   this Article, the Bank shall not declare or pay any cash or non-cash dividend,    or any other
   distribution of the Bank’s capital or paid in surplus.
   (5) Upon completion, the Bank’s capital plan shall be submitted to the    Director for
   prior determination of no supervisory objection. Upon receiving a written determination    of no supervisory objection from the Director, the Bank shall implement and    ensure adherence to the
   capital plan. The Board shall review and update the Bank’s capital plan    on an annual basis or
   more frequently if necessary, or if requested by the Director. Revisions to    the Bank’s capital plan shall be submitted to the Director for prior determination    of no supervisory objection.
   (6) If the Director determines, in its sole judgment, that the Bank has failed    to submit
   an acceptable capital plan as required by paragraph (3) of this Article, or    that the Bank has failed to implement or adhere to a capital plan for which    the Director has taken no supervisory objection, then within thirty (30) days    of receiving written notice (including an explanation of

   the reasons for such determination) pursuant to this paragraph (6) from the    Director, the Bank shall develop and submit to the Director for his review and    prior determination of no supervisory objection, a contingency plan, which shall    detail the Board’s proposal to sell or merge the Bank, or liquidate the    Bank under 12 U.S.C. § 181 at no loss or cost to the Federal Deposit Insurance    Fund. After the Director has advised the Bank that he does not take supervisory    objection, to the contingency plan, the Board shall immediately implement, and    shall thereafter ensure adherence to, the terms of the contingency plan, unless    the Bank has received no supervisory objection from the Director to a revised    capital plan.
   (a) In order to be deemed acceptable, the contingency plan must at a minimum    call for the execution of a definitive agreement to sell or merge the Bank or    a shareholder vote to enter into liquidation under 12 U.S.C. § 181 within    ninety (90) days of receipt of the Director’s supervisory non-objection.
   (b) Failure to submit a timely, acceptable contingency plan may be deemed a    violation of this Order, in the exercise of the Director’s sole discretion.
   (7) The Board shall ensure that the Bank has processes, personnel, and control    systems sufficient to ensure implementation of and adherence to the capital    plan developed pursuant to this Article.
   Article V
   NEW SENIOR EXECUTIVE OFFICERS
   (1) Within sixty (60) days, the Board shall identify a new capable President    and a new capable Senior Loan Officer who, following review and no objection    by the Director, shall both be vested with sufficient executive authority to    fulfill the duties and responsibilities of their positions and ensure the safe    and sound operation of the Bank.

   (2) Prior to the appointment of any individual as President or Senior Loan Officer,    the Board shall submit to the Director the following information:
   (a) the information sought in the “Changes in Directors and Senior Executive    Officers” booklet of the Comptroller’s Corporate Manual, together    with a legible fingerprint card for the proposed individual;
   (b) a written statement of the Board’s reasons for selecting the proposed    officer; and
   (c) a written description of the proposed officer’s duties and responsibilities.
   (3) The Director shall have the power of veto over the initial employment of    the proposed President and the proposed Senior Loan Officer. However, the failure    to exercise such veto power shall not constitute an approval or endorsement    of the proposed President or of the proposed Senior Loan Officer.
   (4) The requirement to submit information and the prior veto provisions of this    Article are based on the authority of 12 U.S.C. § 1818(b) and do not require    the Comptroller to complete his review and act on any such information or authority    within ninety (90) days. No proposed new President or Senior Loan Officer shall    commence employment until receipt of written notice that the Director does not    disapprove of the appointment of such individual,
   (5) If the Director determines, in its sole judgment, that the Bank has failed    to identify a new capable President and a new capable Senior Loan Officer, then    within thirty (30) days of receiving written notice (including an explanation    of the reasons for such determination) pursuant to this paragraph (5) from the    Director, the Bank shall develop and submit to the Director for his review and    prior determination of no supervisory objection, a contingency plan, which shall    detail the Board’s proposal to sell or merge the Bank, or liquidate the    Bank under 12 U.S.C. § 181 at no

   loss or cost to the Federal Deposit insurance Fund After the Director has advised    the Bank that he does not take supervisory objection to the contingency plan,    the Board shall immediately implement, and shall thereafter ensure adherence    to, the terms of the contingency plan, unless the Bank has received written    correspondence from the Director indicating that the Bank has identified a new    capable President and a new capable Senior Loan Officer.
   (a) In order to be deemed acceptable, the contingency plan must at a minimum    call for the execution of a definitive agreement to sell or merge the Bank or    a shareholder vote to enter into liquidation under 12 U.S.C. § 181 within    ninety (90) days of receipt of the Director’s supervisory non-objection.
   (b) Failure to submit a timely, acceptable contingency plan may be deemed a    violation of this Order, in the exercise of the Director’s sole discretion.
   Article VI
   BOARD TO ENSURE COMPETENT MANAGEMENT
   (1) In addition to the requirements of Article V, the Board shall ensure that    the Bank hires and thereafter maintains competent management and staff to carry    out the Board’s policies, ensure compliance with this Order, applicable    laws, rules and regulations, and manage the day-to-day operations of the Bank    in a safe and sound manner.
   (2) Within one hundred twenty (120) days, the Board, or a designated committee    shall conduct an analysis and prepare a written report which shall:
   (a) identify the skills and expertise needed by personnel to develop, market,    administer and support the products identified in the strategic plan and otherwise    operate the bank in a safe and sound manner;

   (b) identify position descriptions, duties and responsibilities for each officer    position;
   (c) assess each current officer’s experience; other qualifications and    performance compared to the position’s description, duties and responsibilities;
   (d) determine whether management changes should be made, including the need    for additions to or deletions from current management.
   (3) The written report required by paragraph (2) of this Article shall be provided    to the Board, with a copy to the Director. Within thirty (30) days of receipt    of the report, the Board shall begin implementing any changes necessary to provide    the Bank with a management and staff that possesses the skills and expertise    identified in the report.
   (4) If the Board determines pursuant to paragraphs (2) and (3) of this Article    that an officer will continue in his/her position but that the individual’s    skills need improvement, the Board, within thirty (30) days of its determination,    shall, develop and implement a written program, with specific time frames, to    improve the officer’s skills. At a minimum, the written program with respect    to such officer shall include:
   (a) an education program designed to ensure that the officer has skills and    abilities necessary to supervise effectively;
   (b) specific additional steps necessary to improve the effectiveness of the    officer;
   (c) objectives by which the officer’s effectiveness will be measured;    and
   (d) a performance appraisal program for evaluating performance according to    the position’s description and responsibilities and for measuring performance against the Bank’s goals and objectives.

   (5) If the analysis required by paragraph (2) of this Article results in an    officer vacancy, including if the Board realigns an existing officer’s    responsibilities or if an officer position becomes vacant, the Board shall,    within sixty (60) days of such vacancy, identify a capable person to fill the    position who shall be vested with sufficient executive authority to ensure the    safe and sound operation of functions within the scope of that position’s    responsibility.
   (6) Within sixty (60) days of completing the analysis required by paragraph    (2) of this Article, the Board shall implement an ongoing development program    for Bank staff. The program, at a minimum, should provide for continuing education    or other training designed to enhance and maintain the skills of the Bank staff.
   (7) Upon completion, a copy of the written programs developed pursuant to paragraphs    (4) and (6) of this Article shall be submitted to the Director.
   (8) Unless otherwise advised in writing by the Director, prior to the appointment    of any individual to a management position, the Board shall submit to the Director    the following information:
   (a) the information sought in the “Changes in Directors and Senior Executive    Officers” booklet of the Comptroller’s Corporate Manual, together    with a legible fingerprint card for the proposed individual;
   (b) a written statement of the Board’s reasons for selecting the proposed    officer; and
   (c) a written description of the proposed officer’s duties and responsibilities.

   (9) The Director shall have the power of veto over the initial employment of    the proposed officer. However, the failure to exercise such veto power shall    not constitute an approval or endorsement of the proposed officer.
   (10) The requirement to submit information and the prior veto provisions of    this Article are based on the authority of 12 U.S.C. § 1818(b) and do not    require the Comptroller to complete his review and act on any such information    or authority within ninety (90) days.
   Article VII
   LIQUIDITY
   (1) The Board shall immediately take appropriate action to ensure that it maintains    adequate sources of liquidity to meet the Bank’s needs. Within sixty (60)    days, the Board shall also establish a liquidity plan to ensure the maintenance    of adequate liquidity to withstand any anticipated or extraordinary demand against    its funding base. Such liquidity plan must include, at a minimum, the following:
   (a) identification of anticipated funding needs and the sources to meet those    needs; and
   (b) identification of alternative funding sources in order to meet extraordinary    demands or in the event the sources identified in subparagraph (1)(a) of this    Article are insufficient. Such alternative funding sources must consider, at    a minimum, the following:
   (i) selling assets;
   (ii) obtaining lines of credit from correspondent banks;
   (iii) recovering charged-off assets; and
   (iv) injecting additional equity capital.

   (2) Upon completion, a copy of the liquidity plan required by this Article shall    be forwarded to the Director for review.
   (3) The Board shall ensure that management reviews the Bank’s liquidity    on a weekly basis. Such reviews shall consider:
   (a) a maturity schedule of certificates of deposit, including large uninsured    deposits;
   (b) the volatility of demand deposits including escrow deposits;
   (c) the amount and type of loan commitments and standby letters of credit;
   (d) an analysis of the continuing availability and volatility of present funding    sources;
   (e) an analysis of the impact of decreased cash flow from the Bank’s loan    portfolio resulting from delinquent and non-performing loans; and
   (f) an analysis of the impact of decreased cash flow from the sale of loans    or loan participations.
   (4) The Board shall develop a thorough and accurate report for the projection    of sources and uses of funds. The Bank shall produce this report monthly and    the report shall cover a minimum of a three (3) month window into the future,
   (5) On a monthly basis, the Board shall forward a copy of the report required    by paragraph (4) of this Article to the Director.
   Article VIII
   LOAN PORTFOLIO MANAGEMENT
   (1) Within thirty (30) days, the Board shall develop, implement, and thereafter    ensure Bank adherence to a written program to improve the Bank’s loan    portfolio management. The program shall include, but not be limited to, procedures    and monitoring systems:

   (a) to ensure satisfactory and perfected collateral documentation;
   (b) to ensure that extensions of credit are granted, by renewal or otherwise,    to any borrower only after obtaining and analyzing current and satisfactory    credit information;
   (c) to ensure conformance with the Bank’s lending policies and loan approval    requirements;
   (d) to track and analyze exceptions to the Bank’s lending policies;
   (e) to track and analyze previously charged-off assets and their recovery potential;    and
   (f) to track and analyze concentrations of credit, volume of lending outside    of the Bank’s trade area, and significant economic factors and their impact    on the credit quality of the Bank’s loan and lease portfolios.
   (2) Upon completion, a copy of the program required by paragraph (1) of this    Article shall be forwarded to the Director.
   (3) Within thirty (30) days, the Board shall develop, implement, and thereafter    ensure adherence to a loan officer performance appraisal process, including    performance appraisals, job descriptions, and incentive programs for loan officers,    which adequately consider their performance relative to policy compliance, documentation    standards, early identification of problem loans, accuracy in credit grading,    and other loan administration matters.
   (4) On a monthly basis, management will provide the Board with written reports    including, at a minimum, the following information:
   (a) the identification, type, rating, and amount of problem loans and leases;
   (b) the identification and amount of delinquent loans and leases;

   (c) credit and collateral documentation exceptions;
   (d) the identification and status of credit related violations of law, rule    or regulation;
   (e) the identity of the loan officer who originated each loan reported in accordance    with subparagraphs (a) through, (d) of this paragraph;
   (f) an analysis of concentrations of credit, significant economic factors, and    general economic conditions and their impact on the credit quality of the
   Bank’s loan and lease portfolios;
   (g) the identification and amount of loans and leases to executive officers,    directors, principal shareholders (and their related interests) of the Bank;
   (h) the identification of loans and leases not in conformance with the Bank’s    lending and leasing policies, including approved exceptions to the Bank’s    lending and leasing policies; and
   (i) the identification of all loans meeting the criteria for nonaccrual status.
   (5) The Board shall ensure that the Bank has processes, personnel, and control    systems to ensure implementation of arid adherence to the program and systems    developed pursuant to this Article.
   Article IX
   LOAN REVIEW
   (1) The Board shall employ or designate a sufficiently experienced and qualified    person(s) or firm to ensure the timely and independent identification of problem    loans and leases,
   (2) Within thirty (30) days, the Board shall establish an effective, independent    and on-going loan review system to review, at least quarterly, the Bank’s    loan and lease portfolios to assure the timely identification and categorization    of problem credits. The system shall provide

   for a written report to be filed with the Board after each review and shall    use a loan and lease grading system consistent with the guidelines set forth    in Rating Credit Risk, A-RCR, of the Comptroller’ Handbook. Such reports    shall, at a minimum, include:
   (a) conclusions regarding the overall quality of the loan and lease portfolios;
   (b) the identification, type, rating, and amount of problem loans and leases;
   (c) the identification and amount of delinquent loans and leases;
   (d) the identification of credit and collateral documentation exceptions;
   (e) the identification of loans meeting the criteria for nonaccrual status;
   (f) the identification and status of credit related violations of law, rule    or regulation;
   (g) the identification of loans and leases not in conformance with the Bank’s    lending and leasing policies, including approved exceptions to the Bank’s    lending and leasing policies;
   (h) the identity of the loan officer who originated or is responsible for each    loan reported in accordance with subparagraphs (b) through (g) of this paragraph;
   (i) the identification of concentrations of credit; and
   (j) the identification of loans and leases to executive officers, directors,    principal shareholders (and their related interests) of the Bank.
   (3) The Board shall evaluate the loan review report(s) and shall ensure that    immediate, adequate, and continuing remedial action, if appropriate, is taken    upon all findings noted in the report(s).

   (4) A copy of the reports submitted to the Board, as well as documentation of    the action taken by the Bank to collect or strengthen assets identified as problem    credits, shall be preserved in the Bank.
   (5) The Board shall ensure that the Bank has processes, personnel, and control    systems sufficient to ensure implementation of and adherence to the loan review    system developed pursuant to this Article.
   Article X
   CRITICIZED ASSETS
   (1) The Bank shall take immediate and continuing action to protect its interest    in those assets criticized in the ROE, in any subsequent Report of Examination,    by internal or external loan review, or in any correspondence or list provided    to the Board or Bank management by the National Bank Examiners.
   (2) The Board shall immediately adopt (in a format similar to Appendix A, attached    hereto), implement, and thereafter ensure Bank adherence to a written program    designed to eliminate the basis of criticism of assets criticized in the ROE,    in any subsequent Report of Examination, or by any internal or external loan    review, or in any correspondence or list provided to the Board or Bank management    by the National Bank Examiners as “doubtful,” “substandard,”    or “special mention.” This program shall include, at a minimum:
   (a) an identification of the expected sources of repayment;
   (b) the appraised value and net realizable liquidation value of supporting
   collateral and the position of the Bank’s lien on such collateral where    applicable;

   (c) an analysis of current and satisfactory credit information, including cash    flow analysis where loans are to be repaid from operations; and
   (d) the proposed action to eliminate the basis of criticism and the time frame    for its accomplishment.
   (3) Upon adoption, a copy of the program for criticized assets equal to or exceeding    fifty thousand dollars ($50,000) shall be forwarded to the Director.
   (4) The Board shall ensure that the Bank has processes, personnel, and control    systems sufficient to ensure implementation of and adherence to the program    developed pursuant to this Article.
   (5) The Board shall conduct a review on at least a monthly basis, to determine:
   (a) the status of each criticized asset;
   (b) management’s adherence to the program adopted pursuant to this Article;
   (c) the status and effectiveness of the written program; and
   (d) the need to revise the program or take alternative action.
   (6) A copy of each review for criticized assets equal to or exceeding fifty    thousand dollars ($50,000) shall be forwarded to the Director on a monthly basis    (in a format similar to Appendix A, attached hereto).
   (7) The Bank may extend credit, directly or indirectly, including renewals,    extensions or capitalization of accrued interest, to a borrower whose loans    or other extensions of credit are criticized in the ROE, in any subsequent Report    of Examination, in any internal or external loan review, or in any list provided    to management by the National Bank Examiners during any examination only if    each of the following conditions is met:

   (a) the Board finds that the extension of additional credit is necessary to    promote the best interests of the Bank and that prior to renewing, extending    or capitalizing any additional credit, a majority of the full Board approves    the credit extension and records, in writing, why such extension is necessary    to promote the best interests of the Bank; and
   (b) a comparison to the written program adopted pursuant to this Article shows    that the Board’s formal plan to collect or strengthen the criticized asset    will not be compromised.
   (8) A copy of the approval of the Board, including documentation demonstrating    consideration of the factors contained in paragraph (7) of this Article, shall    be maintained in the file of the affected borrower.
   Article XI
   CREDIT AND COLLATERAL EXCEPTIONS
   (1) Within thirty (30) days, the Board shall obtain current and satisfactory    credit information on all loans identified as tacking such information, including    those listed in the ROE, in any subsequent Report of Examination, in any internal    or external loan review, or in any listings of loans lacking such information    provided to management by the National Bank Examiners at the conclusion of an    examination,
   (2) Within thirty (30) days, the Board shall ensure proper collateral documentation    is maintained on all loans identified as lacking such documentation and correct    each collateral exception listed in the ROE, in any subsequent Report of Examination,    in any internal or external loan review, or in any listings of loans lacking    such information provided to management by the National Bank Examiners at the    conclusion of an examination.

   (3) Effective immediately, the Bank may grant, extend, renew, alter, or restructure    any loan or other extension of credit only after:
   (a) documenting the specific reason or purpose for the extension of credit;
   (b) identifying the expected source of repayment in writing;
   (c) structuring the repayment terms to coincide with the expected source of    repayment;
   (d) documenting, with adequate supporting material, the value of collateral    and properly perfecting the Bank’s lien on it where applicable; and
   (e) obtaining and analyzing current and satisfactory credit information, including    cash flow analysis, where loans are to be repaid from operations.
   (i) Failure to obtain the information described in subparagraph (3)(e) shall    require a majority of the full Board (or a delegated committee thereof) to certify    in writing the specific reasons why obtaining and analyzing the information    described in subparagraph (3)(e) would be detrimental to the best interests    of the Bank.
   (ii) A copy of the required Board certification shall be maintained in the credit    file of the affected borrower(s).
   Article XII
   ALLOWANCE FOR LOAN AND LEASE LOSSES
   (1) Within thirty (30) days, the Board shall review the adequacy of the Bank’s    Allowance for Loan and Lease Losses (“Allowance”), and shall establish    and adopt a program for the maintenance of an adequate Allowance. This review    and program shall be designed in light of the comments on maintaining a proper    Allowance found in the Allowance for Loan and

   Lease Losses booklet, A-ALLL, of the Comptroller’s Handbook., and shall    focus particular attention on the following factors:
   (a) results of the Bank’s loan review;
   (b) inherent loss exposure in each significant credit;
   (c) loan loss experience;
   (d) trends of delinquent and nonaccrual loans;
   (e) concentrations of credit in the Bank;
   (1) present and prospective economic conditions;
   (g) capabilities of lending staff~
   (h) changes in loan volume and/or mix; and
   (i) the volume of out-of-area lending.
   (2) The program developed according to paragraph (1) of this Article shall provide    for a review of the Allowance by the Board at least once each calendar quarter.    Any deficiency in the Allowance shall be remedied in the quarter it is discovered,    prior to the filing of the Consolidated Reports of Condition and Income, by    additional provisions from earnings. Written documentation shall be maintained    indicating the factors considered and conclusions reached by the Board in determining    the adequacy of the Allowance,
   (3) Upon adoption, a copy of the Board’s program shall be submitted to    the Director.
   (4) The Board shall ensure that the Bank has processes, personnel, and control    systems sufficient to ensure implementation of and adherence to the program    developed pursuant to this Article.

   Article XIII
   INTERNAL AND EXTERNAL AUDIT
   (1) Within thirty (30) days, the Board shall adopt, implement, and thereafter    ensure Bank adherence to an independent, internal audit program sufficient to:
   (a) detect irregularities in the Bank’s operations;
   (b) determine the Bank’s level of compliance with all applicable laws,    rules and regulations;
   (c) evaluate the Bank’s adherence to established policies and procedures,    with particular emphasis directed to the Bank’s adherence to its loan    policies concerning underwriting standards and problem loan identification and    classification;
   (d) ensure adequate audit coverage in all areas;
   (e) ensure timely follow-up on identified deficiencies to ensure their correction;    and
   (f) establish an annual audit plan using a risk-based approach sufficient to    achieve these objectives.
   (2) As part of the internal audit program, the Board, or a designated committee,    shall evaluate the audit reports provided pursuant to paragraph (2)(g) of Article    XVII, of any party providing services to the Bank, and shall assess and document    their discussion of the impact on the Bank of any audit deficiencies cited in    such reports.
   (3) The Board shall ensure that the internal and external audit function is    supported by an adequately staffed department or outside firm, with respect    to both the experience level and number of the individuals employed.

   (4) The Board shall ensure that the audit program is independent. The person(s)    responsible for implementing the internal audit program described above shall    report directly to the Board, or a designated committee, who shall have the    sole power to direct their activities. All reports prepared by the internal    and external audit staff shall be filed directly with the Board and not through    any intervening party.
   (5) All internal and external audit reports shall be in writing. The Board shall    ensure that immediate actions are undertaken to remedy deficiencies cited in    internal and external audit reports, that management provides detailed explanations    in those circumstances, if any, where the deficiencies cannot be remedied, and    that internal auditors maintain a written record describing those actions. The    Board shall provide for timely independent follow-up and obtain written confirmation    of this.
   (6) The audit staff shall have access to any records necessary for the proper    conduct of its activities. The Bank shall ensure that national bank examiners    have access to all reports and work papers of the audit staff and any other    parties working on its behalf,
   (7) Upon adoption, a copy of the internal audit program shall be submitted to    the Director.
   (8) The Board shall ensure that the Bank develops and thereafter maintains processes,    personnel, and control systems sufficient to ensure implementation of and adherence    to the program developed pursuant to this Article.
   Article XIV
   INTEREST RATE RISK POLICY
   (1) Within ninety (90) days, the Board shall adopt, implement, and thereafter    ensure adherence to a written interest rate risk policy, which is consistent    with the Interest Rate Risk

   booklet, L-IRR, of the Comptroller’s Handbook. The policy shall provide    for a coordinated interest rate risk strategy and, at a minimum:
   (a) establish adequate management reports on which to base sound interest rate    risk management decisions;
   (b) establish guidance regarding the Bank’s strategic direction, and tolerance    for interest rate risk;
   (c) implement effective tools to measure and monitor the Bank’s performance    and overall interest rate risk profile;
   (d) set prudent limits on the nature and amount of interest rate risk that the    Bank will assume; and
   (e) require periodic review of the Bank’s adherence to the policy.
   (2) Upon adoption, the Board shall forward a copy of the policy to the Director.
   (3) The Board shall ensure that the Bank develops and thereafter maintains processes,    personnel, and control systems sufficient to ensure implementation of and adherence    to the policy developed pursuant to this Article.
   Article XV
   CONSUMER COMPLIANCE PROGRAM
   (1) Within ninety (90) days, the Bank shall adopt, implement, and thereafter    ensure adherence to a written consumer compliance program designed to ensure    that the Bank is operating in compliance with all applicable consumer protection    laws, rules and regulations. This program shall include, but not be limited    to:
   (a) a written description of the duties and responsibilities of the compliance    officer;

   (b) adequate internal controls to ensure compliance with consumer protection    laws, rules, and regulations;
   (c) a policies and procedures manual covering all consumer protection laws,    rules and regulations for use by appropriate Bank personnel in the performance of their duties and responsibilities;
   (d) semiannual updates of the written policies and procedures manual to ensure    it remains current;
   (e) an independent audit program to test for compliance with consumer protection    laws, rules and regulations;
   (f) procedures to ensure that exceptions noted in the audit reports are corrected    and responded to by the appropriate Bank personnel;
   (g) the education and training of all appropriate Bank personnel in the requirements    of all federal and state consumer protection laws, rules and regulations; and
   (h) periodic reporting of the results of the consumer compliance audit to the    Board or a committee thereof
   (2) Upon adoption, the Board shall forward a copy of the program to the Director.
   (3) The Board shall ensure that the Bank develops and thereafter maintains processes,    personnel, and control systems sufficient to ensure implementation of and adherence    to the program developed pursuant to this Article.
   Article XVI
   BANK SECRECY ACT / OFFICE OF FOREIGN ASSETS CONTROL
   (1) Within thirty (30) days, the Board shall appoint a capable officer of the    Bank who shall be vested with sufficient authority and clear responsibility    to monitor and ensure the Bank’s

   compliance with the Bank Secrecy Act, as amended (31 U.S.C. §§ 5311    - 5330), the regulations promulgated thereunder at 31 C.F.R. Part 103, as amended,    and 12 C.F.R. Part 21, Subparts .B and C (collectively referred to herein as    the Bank Secrecy Act), and the rules and regulations of the Office of Foreign    Assets Control (OFAC). The Bank Secrecy Act officer shall report directly to    the Board, or a designated committee, and shall be completely independent of    the Bank’s management. This officer shall be responsible for the complete    and timely filing of all reports required under the Bank Secrecy Act, including,    but not limited to, Currency Transaction Reports (CTRs) and Suspicious Activity    Reports (SARs).
   (2) Within ninety (90) days, the Board shall develop, implement, and thereafter    ensure adherence to a written program of policies and procedures to ensure compliance    with the Bank Secrecy Act. At a minimum, this written program shall establish:
   (a) a written description of the duties of the BSA Officer;
   (b) a system of internal controls and independent testing and auditing to ensure    ongoing compliance with the Bank Secrecy Act;
   (c) operating procedures for both the opening of new accounts and the monitoring    of high risk accounts;
   (d) adequate controls and procedures to ensure that all suspicious and large    currency transactions are identified and reported. Procedures should be comprehensive    as to all points of cash entry and exit;
   (e) procedures to ensure that records are maintained on monetary instrument    transactions and funds transfers, as required by the Bank Secrecy Act;
   (0 a comprehensive training program for all appropriate operational and supervisory    personnel to ensure their awareness of and compliance with

   the requirements of the Bank Secrecy Act and the Office of Foreign Assets Control    (OFAC), including the currency reporting and monetary instrument and funds transfer    record-keeping requirements, and the reporting requirements associated with    Suspicious Activity Reports (SARs) pursuant to 12 C.F.R. Part 21, Subpart B;    and
   (g) comprehensive guidelines, procedures, and systems for compliance with the    rules and regulations of the Office of Foreign Assets Control (OFAC).
   (3) Upon completion, the Board shall forward a copy of the program to the Director.
   (4) The Board shall ensure that the Bank develops and thereafter maintains processes,    personnel, and control systems sufficient to ensure implementation of and adherence    to the program developed pursuant to this Article.
   Article XVII
   ENGAGEMENT OF THIRD PARTIES
   (1) The Bank shall not renew or enter into new contracts or engagements exceeding    an aggregate threshold often thousand dollars ($10,000) on an annual basis with    a third party company, entity, or person (third party) to perform professional    services for, or on behalf of, the Bank unless:
   (a) the Board reviews and approves a written analysis performed by the Bank    that includes:
   (i) a cost/benefit analysis for using a third party;
   (ii) a description of the Bank’s due diligence process for selecting the    third party and the results of the due diligence review;

   (iii) a determination that the contract or commitment is being conducted at    arm’s length on terms and conditions fair and reasonable to the Bank,    including the ability of the parties to perform under the contract or commitment;
   (iv) a disclosure of any affiliation with any present or past bank Insider or    Related Interest of such Insider; arid
   (v) a determination that the contract is in the best interests of the Bank.
   (b) the written analysis required by paragraph (1)(a) of this Article is included    in the Board minutes along with details of the deliberations and approval; and
   (e) the contract or engagement is in writing.
   (2) The Board shall immediately forward any Board-approved, written contract,    along with the written analysis and Board approval pursuant to paragraph (1)(b)    of this Article, to the Director. Unless otherwise advised in writing by the    Director, at a minimum, the contract must:
   (a) be made a part of the Bank’s books and records, identify the third    party, and specify all services to be provided;
   (b) define the rights, obligations, and responsibilities of all parties to the    contract;
   (c) specify the beginning and ending dates of the contract, including any renewal options;
   (d) specify and itemize the price to be paid by the Bank for the services;
   (e) set standards for quality of services provided by the third party, as applicable, given the nature of the services to be provided;

   (f) provide the Bank appropriate remedies in the event of a default, failure    of the third party to meet the quality standards, or failure of the third party    to comply with any other material provision of the contract;
   (g) require the third party to provide the Bank with annual financial statements    and audit reports if the viability of the third party is integral to the Bank’s    safe and sound operation;
   (h) require the third party to carry appropriate insurance, if applicable, given    the nature of the contract;
   (i) require the third party to maintain reliable and accurate books, records,    and management information systems as they relate to the services performed    on behalf of the Bank; and
   (j) require the third party to grant the Bank, Bank auditors, and the Comptroller    immediate access to the third party’s books and records as they relate    to services performed on behalf of the bank; however, this Article XVII does    not negate the right to assert legally recognized privileges where applicable.
   (3) The Board must ensure all existing third party relationships for the performance    of professional services conform with paragraphs (1) and (2) of this Article,    including the execution of a written contract if the existing agreement or engagement    is not in writing. The Bank shall not use the services of, or in any way compensate,    any third party if the Board has determined that the relationship is not in    the best interests of the Bank.

   (4) The Bank must routinely monitor the performance of the third party to ensure    that committed goods and services are received, and that the third party is    in compliance with the written contract.
   (5) The Board shall ensure that the Bank develops and thereafter maintains processes,    personnel, and control systems sufficient to ensure implementation of and adherence    to this Article.
   Article XVIII
   PRODUCTS AND SERVICES – EXISTING OR NEW
   (1) Prior to the Bank’s involvement in any significant new product or    service, or the significant expansion of any existing product or service, the    Board shall prepare a written analysis of said product or service. The analysis    shall, at a minimum, include the following:
   (a) an assessment of the risks and benefits of the product or service to the    Bank;
   (b) an explanation of how the product or service is consistent with the Bank’s    strategic plan adopted pursuant to Article II;
   (c) an evaluation of the adequacy of the Bank’s organizational structure,    staffing, management information systems, internal controls and written policies    and procedures to identify, measure, monitor, and control the risks associated    with the product or service; and
   (d) an analysis of profitability, including growth projections and interest    rate risk.
   (2) Prior to the Bank’s involvement in the significant new product or    service, or the significant expansion of any existing product or service, a    copy of the analysis shall be submitted to the Director for review.
   (3) For the purposes of this Article, “significant new product or service”    shall be defined as one whose asset size exceeds or is projected to exceed ten    percent (10%) of Tier I

   Capital, or whose gross earnings exceed or are projected to exceed two percent    (2%) of annual gross revenue.
   (4) For the purposes of this Article, “significant expansion” shall    be defined as:
   (a) annualized asset growth, as calculated on the last date of each calendar    quarter, of any existing product or service, greater than ten percent (10%),    where that product or service exceeds ten percent (10%) of Total Assets, or
   (b) any increase in gross earnings from an existing product or service, as calculated    on the last date of each calendar quarter, which exceeds ten percent (10%),    where the gross earnings from that product or service constitutes ten percent    (10%) or more of annual gross revenue.
   (5) For purposes of this Article “gross revenue” shall equal total    interest income plus total noninterest income as defined in the Consolidated    Reports of Condition and Income.
   Article XIX
   CLOSING
   (1) Although the Board by this Order has agreed to submit certain programs and    reports to the Director for review, prior approval, or prior determination of    no supervisory objection, the Board has the ultimate responsibility for proper    and sound management of the Bank.
   (2) It is expressly and clearly understood that if, at any time, the Comptroller    deems it appropriate in fulfilling the responsibilities placed upon him by the    several laws of the United States of America to undertake any action affecting    the Bank, nothing in this Order shall in any way inhibit, estop, bar, or otherwise    prevent the Comptroller from so doing.
   (3) in each instance in this Order in which the Board is required to ensure    adherence to, and undertake to perform certain obligations of the Bank, it is    intended to mean that the Board shall:

   (a) authorize and adopt such actions on behalf of the Bank as may be necessary    for the Bank to perform its obligations and undertakings under the terms of    this Order;
   (b) require the timely reporting by Bank management of such actions directed    by the Board to be taken under the terms of this Order;
   (c) follow-up on any non-compliance with such actions in a timely and appropriate    manner; and
   (d) require corrective action be taken in a timely manner of any non-compliance    with such actions.
   (4) Any time limitations imposed by this Order shall begin to run from the effective    date of this Order. Such time requirements may be extended in writing by the    Director for good cause upon written application by the Board.
   (5) The provisions of this Order shall be effective upon issuance of this Order    by the Comptroller, through his authorized representative whose hand appears    below, and shall remain effective and enforceable, except to the extent that,    and until such time as, any provisions of this Order shall have been amended,    suspended, waived, or terminated in writing by the Comptroller.
   (6) The Bank entered into a Formal Agreement dated February 18, 2003. This Order    replaces that Formal Agreement in its entirety and therefore, the February 18,    2003 Formal Agreement is hereby terminated.
   (7) This Order is intended to be, and shall be construed to be, a final order    issued pursuant to 12 U.S.C. § 1818(b), and expressly does not form, and    may not be construed to form, a contract binding on the Comptroller or the United    States.

   (8) The terms of this Order; including this paragraph, are not subject to amendment    or modification by any extraneous expression, prior agreements or prior arrangements    between the parties, whether oral or written.
IT IS SO ORDERED, this 22nd day of June, 2004.
/s/ Ronald G. Schneck___________________________________
   Ronald G. Schneck
   Director for Special Supervision
   Office of the Comptroller of the Currency

   APPENDIX A
   MODEL CRITICIZED ASSET FORM
CRITICIZED ASSET REPORT AS OF:
   BORROWER(S):
ASSET BALANCE(S) AND OCC RATING (SM, SUBSTANDARD, DOUBTFUL OR LOSS):
   $ CRITICISM
   AMOUNT CHARGED OFF TO DATE
   FUTURE POTENTIAL CHARGE-OFF
   STATUS (Fully explain any increase in outstanding balance; include past due    status, nonperforming, significant progress or deterioration, etc.):
FINANCIAL AND/OR COLLATERAL SUPPORT (include brief summary of most current    financial information, appraised value of collateral and/or estimated value    and date thereof, bank’s lien position and amount of available equity,    if any, guarantor(s) info, etc.):
PROPOSED PLAN OF ACTION TO ELIMINATE ASSET CRITICISM(S) AND TIME FRAME FOR    ITS ACCOMPLISHMENT:
IDENTIFIED SOURCE OF REPAYMENT AND DEFINED REPAYMENT PROGRAM
   (repayment program should coincide with source of repayment):
   Use this form for reporting each criticized asset that exceeds $30,000 and retain    the original in the credit file for review by the examiners. Submit your reports    monthly until notified otherwise, in writing, by the Director.

   UNITED STATES OF AMERICA
   DEPARTMENT OF THE TREASURY
   OFFICE OF THE COMPTROLLER OF THE CURRENCY
   ________________________________________________
   In the Matter of: )
   Surety Bank, N.A. )
   Fort Worth, Texas )
STIPULATION AND CONSENT TO THE ISSUANCE
   OF A CONSENT ORDER
The Comptroller of the Currency of the United States of America (Comptroller)    has initiated cease and desist proceedings against Surety Bank, N.A., Fort Worth,    Texas (Bank) pursuant to 12 U.S.C. § 1818(b).
   The Bank, in the interest of compliance and cooperation, consents to the issuance    of a Consent Order, dated 6/22/04 (Order);
   In consideration of the above premises, the Comptroller, through his authorized    representative, and the Bank, through its duly elected and acting Board of Directors,    hereby stipulate and agree to the following:
   Article I
   JURISDICTION
   (1) The Bank is a national banking association chartered and examined by the    Comptroller pursuant to the National Bank Act of 1864, as amended, 12 U.S.C.    § 1 et seq.
   (2) The Comptroller is “the appropriate Federal banking agency”    regarding the Bank pursuant to 12 U.S.C. §§ 1813(q) and 1818(b).
   (3) The Bank is an “insured depository institution” within the meaning    of 12 U.S.C. § 18l8(b)(l).

   Article II
   AGREEMENT
   (1) The Bank, without admitting or denying any wrongdoing, hereby consents and    agrees to the issuance of the Order by the Comptroller.
   (2) The Bank further agrees that said Order shall be deemed an “order    issued with the consent of the depository institution” as defined in 12    U.S.C. § 1818(h)(2), and consents and agrees that said Order shall become    effective upon its issuance and shall be fully enforceable by the Comptroller    under the provisions of 12 U.S.C. § 1818(i). Notwithstanding the absence    of mutuality of obligation, or of consideration, or of a contract, the OCC may    enforce any of the commitments or obligations herein undertaken by the Bank    under its supervisory powers, including 12 U.S.C. § 1818(i), and not as    a matter of contract law. The Bank expressly acknowledges that neither the Bank    nor the OCC has any intention to enter into a contract.
   (3) The Bank also expressly acknowledges that no OCC officer or employee has    statutory or other authority to bind the United States, the U.S. Treasury Department,    the OCC, or any other federal bank regulatory agency or entity, or any officer    or employee of any of those entities to a contract affecting the OCC’s    exercise of its supervisory responsibilities.
   Article III
   WAIVERS
   (1) The Bank, by signing this Stipulation and Consent, hereby waives:
   (a) The issuance of a Notice of Charges pursuant to 12 U.S.C. § 1818(b);
   (b) Any and all procedural rights available in connection with the issuance    of the Order;

   (c) All rights to seek any type of administrative or judicial review of the    Order; and
   (d) Any and all rights to challenge or contest the validity of the Order.
Article IV
   OTHER ACTION
   (1) The Bank agrees that the provisions of this Stipulation and Consent shall    not inhibit, estop, bar, or otherwise prevent the Comptroller from taking any    other action affecting the Bank if, at any time, he/she deems it appropriate    to do so to fulfill the responsibilities placed upon him by the several laws    of the United States of America.
IN TESTIMONY WHEREOF, the undersigned, authorized by the Comptroller as his    representative, has hereunto set his hand on behalf of the Comptroller.
   /s/ Ronald G. Schneck 6/22/04
   Ronald G. Schneck Date
   Director for Special Supervision
   Office of the Comptroller of the Currency

   IN TESTIMONY WHEREOF, the undersigned, as the duly elected and acting Board    of Directors of the Bank, have hereunto set their hands on behalf of the Bank.

/s/ Richard Abrams 6/22/04
   Richard Abrams Date

   Steve Brown Date

   /s/ Vicki Dickerson 6/22/04
   Vicki Dickerson Date

   /s/ Glenn S. Forbes 6/22/04
   Glenn S. Forbes Date

   /s/John J. Hernandez 6/22/04
   John Hernandez Date

   /s/ Steve Oeffner 6/22/04
   Steve Oeffner Date

   /s/ Tim Raso 6/22/04
   Tim Raso Date

Date: August 17, 2004
/s/ Tim Raso

Tim Raso, Chief Operating Officer