Form 10-Q/A
period 2004-08-25
SURETY CAPITAL CORP /DE/
filed 2004-08-25
CIK 784932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-QSB/A
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

Common stock outstanding on June 30, 2004: 9,926,244 shares

SURETY CAPITAL CORPORATION

INDEX

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE NUMBER
4.01
	Form of Common Stock certificate (specimen)	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.02
	Indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee	Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
4.03
	Form of Noted (included in Exhibit 4.02)	Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
4.04
	Form of Note Purchase Agreements dated March 31, 1998	Filed with the Company's Registration Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
10.01
	Branch Purchase and Assumption Agreement entered into with W. Marcin Rush as Agent for the organizers of TexStar Bank on October 31, 2003	Filed with the Company's Form 8-K filed on November 18, 2003 and incorporated by reference herein.
11
	Statement Regarding the Computation of Earnings Per Share	Reference is hereby made to the Consolidated Statements of Operations on page 4 and Note 2 to the Consolidated Financial Statements on page 8 hereof
31.1
	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	32
31.2
	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	33
32.1
	Certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	34
32.2
	Certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	35
99.1
	Consent Order	36

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 25, 2004

Surety Capital Corporation

By:	/s/ Richard Abrams
Richard Abrams, President and Chief Executive Officer

By:	/s/ Tim Raso
Tim Raso Chief Operating Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE NUMBER
4.01
	Form of Common Stock certificate (specimen)	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.02
	Indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee	Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
4.03
	Form of Noted (included in Exhibit 4.02)	Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
4.04
	Form of Note Purchase Agreements dated March 31, 1998	Filed with the Comapny's Registration Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
10.01
	Branch Purchase and Assumption Agreement entered into with W. Marcin Rush as Agent for the organizers of TexStar Bank on October 31, 2003	FIled with the Company's Form 8-K filed on November 18, 2003 and incorporated by reference herein.
11
	Statement Regarding the Computation of Earnings Per Share	Reference is hereby made to the Consolidated Statements of Operations on page 4 and Note 2 to the Consolidated Financial Statemtents on page 8 hereof
31.1
	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)	32
31.2
	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a)	33
32.1
	Certification of the chief executive officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	34
32.2
	Certification of the chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	35
99.1	Consent Order	36

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

Date: August 25, 2004	/s/ Richard Abrams
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

Date: August 25, 2004	/s/ Tim Raso
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

Date: August 25, 2004	/s/ Richard Abrams
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

Date: August 25, 2004	/s/ Tim Raso
Tim Raso, Chief Operating Officer

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