Form 10QSB
period 2004-11-15
SURETY CAPITAL CORP /DE/
filed 2004-11-15
CIK 784932

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 12b-25

SEC File Number 001-12818
CUSIP Number 868666207

NOTICE OF LATE FILING

(Check One):

[ ] Form 10-KSB [ ]Form 11-K [ ] Form 20-F [X] Form 10-QSB [ ] Form N-SAR

For Period Ended: September 30, 2004

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

Date: November 15, 2004	By: /s/ Richard N. Abrams
Richard N. Abrams, Chairman of the Board