Form 10-Q
period 2004-12-29
SURETY CAPITAL CORP /DE/
filed 2004-12-30
CIK 784932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Common stock outstanding on September 30, 2004: 11,320,973 shares

		SURETY CAPITAL CORPORATION
		INDEX
			Page No.

PART I - FINANCIAL INFORMATION
ITEM	1.	Financial Statements (Unaudited)
Consolidated Balance Sheets			3
Consolidated Statements of Operations			4
Consolidated Statements of Comprehensive Income			5
Condensed Consolidated Statements of Changes in Shareholders' Equity			5
Condensed Consolidated Statements of Cash Flow			6
Notes to Consolidated Financial Statements			7
ITEM	2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	15
ITEM	3.	Controls and Procedures	26

PART II		- OTHER INFORMATION
ITEM	1.	LEGAL PROCEEDINGS	27
ITEM	4.	Defaults Upon Senior Securities	27
ITEM	5.	Other	28
ITEM	6.	Exhibits and Reports on Form 8-K	28

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SURETY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2004	2003

	(Unaudited)
Assets:
Cash and due from banks	$ 2,746,000	$ 7,704,000
Federal funds sold	-	6,722,000

Total cash and cash equivalents	2,746,000	14,426,000
Interest-bearing time deposits in other financial institutions	25,000	28,000
Securities available for sale, at fair value	768,000	1,581,000
Loans, net	45,258,000	65,494,000
Premises and equipment, net	2,099,000	4,659,000
Accrued interest receivable	169,000	306,000
Other real estate and repossessed assets	1,719,000	2,109,000
Goodwill, net	1,009,000	2,537,000
Other assets	537,000	299,000

Total assets	$ 54,330,000	$ 91,439,000

Liabilities:
Noninterest-bearing demand deposits	$ 13,356,000	$ 18,383,000
Savings, NOW and money market accounts	4,544,000	23,618,000
Time deposits, $100,000 and over	10,696,000	14,302,000
Other time deposits	17,249,000	25,135,000

Total deposits	45,845,000	81,438,000
Convertible subordinated debt	4,350,000	4,350,000
Accrued interest payable and other liabilities	1,870,000	1,889,000

Total liabilities	52,065,000	87,677,000

Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
Common stock, $0.01 par value, 20,000,000 shares authorized,
11,400,809 issued at September 30, 2004; 10,006,080 issued
at December 31, 2003	114,000	100,000
Additional paid-in capital	18,103,000	18,086,000
Accumulated deficit	(15,577,000)	(14,047,000)
Treasury stock, 79,836 shares at cost	(375,000)	(375,000)
Accumulated other comprehensive income (loss)	-	(2,000)

Total shareholders' equity	2,265,000	3,762,000

Total liabilities and shareholders' equity	$ 54,330,000	$ 91,439,000

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
		Three Months Ended		Nine Months Ended

	September 30	September 30	September 30	September 30
	2004	2003	2004	2003

Interest income:
Loans, including fees	$950,000	$1,294,000	$3,019,000	$4,086,000
Securities, all taxable	3,000	21,000	35,000	104,000
Federal funds sold and interest bearing deposits	3,000	31,000	12,000	95,000

Total interest income	956,000	1,346,000	3,066,000	4,285,000

Interest expense:
Deposits	260,000	407,000	746,000	1,314,000
Borrowings	81,000	98,000	294,000	294,000

Total interest expense	341,000	505,000	1,040,000	1,608,000

Net interest income	615,000	841,000	2,026,000	2,677,000
Provision for credit losses	743,000	-	1,276,000	-

Net interest income after provision for credit
losses	(128,000)	841,000	750,000	2,677,000

Noninterest income:
Service charges on deposit accounts	94,000	149,000	282,000	460,000
Other fee income	4,000	10,000	20,000	20,000
Gain (loss) on sale of other real estate owned	-	-	41,000	-
Gain (loss) on sale of branches	(76,000)	-	265,000	-
Other income		221,000
	(91,000)		7,000	314,000

Total noninterest income	(69,000)	380,000	615,000	794,000

Noninterest expense:
Salaries and employee benefits	437,000	596,000	1,262,000	2,078,000
Occupancy and equipment	107,000	268,000	372,000	745,000
Other expenses	494,000	441,000	1,261,000	1,185,000

Total noninterest expense	1,038,000	1,305,000	2,895,000	4,008,000

Net loss before income taxes	(1,235,000)	(84,000)	(1,530,000)	(537,000)
Income tax (benefit)	-	-	-	-

Net income (loss)	$ (1,235,000)	$(84,000)	$ (1,530,000)	$(537,000)

Net income (loss) per share - Basic	$(0.11)	$(0.01)	$(0.14)	$(0.05)

Net income (loss) per share - Diluted	$(0.11)	$(0.01)	$(0.14)	$(0.05)

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended			Nine Months Ended

	September 30	September 30	September 30	September 30
	2004	2003	2004	2003

Net loss	$ (1,235,000)	$ (84,000)	$(1,530,000)	$ (537,000)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale
securities arising during the period, net of taxes	-	(88,000)	2,000	(87,000)

Comprehensive loss	$ (1,235,000)	$ (172,000)	$(1,528,000)	$ (624,000)

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

	Nine Months Ended

	September 30	September 30
	2004	2003

Balance at December 31, 2003 and 2002	$3,762,000	$4,627,000
Net loss	(1,530,000)	(537,000)
Change in fair value of securities available-for-sale, net of tax	2,000	(87,000)
Issuance of common stock	31,000	-

Balance at end of period	$2,265,000	$4,003,000

See accompanying notes to consolidated financial statements.

(Unaudited)
		Nine Months Ended

	September 30,	September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,530,000)	$(537,000)
Adjustments to reconcile net loss to net cash provided
by operating activities
Provision for credit losses	1,276,000
Depreciation	105,000
FHLB stock dividends	(13,000)
TIB stock dividends	(3,000)
Net gain on sale of branches	(265,000)
Net (gain) loss on the sale or disposal of assets	(41,000)
Other	-	(1,673,000)
Changes in other assets and liabilities
Accrued interest receivable	137,000
Other assets	(238,000)
Accrued interest payable and other liabilities	69,000

Net cash provided by operating activities	$(503,000)	$(2,210,000)

Net change in loans	$2,071,000	$2,193,000
Securities available for sale
Purchases	(198,000)	(480,000)
Maturities and repayments	1,009,000	2,780,000
Decrease in interest bearing time deposits, net	3,000	-
Expenditures for property and equipment	(240,000)	(7,000)
Proceeds from the sale of property and equipment	2,476,000	-
Proceeds for the sale of other real estate owned	1,440,000	223,000
Net expenditures from the disposal of branches	(18,565,000)	-

Net cash provided by investing activities	$(12,004,000)	$4,709,000

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$796,000	$(7,997,000)
Borrowing from the FHLB	6,700,000	-
Repayment of borrowing from FHLB	(6,700,000)	-
Issuance of common stock	31,000	-

Net cash provided by financing activities
	$827,000	$(7,997,000)

Net change in cash and cash equivalents	$(11,680,000)	$(5,498,000)
CASH AND CASH EQUIVALENTS, beginning of year	$14,426,000	$18,411,000

CASH AND CASH EQUIVALENTS, end of period	$2,746,000	$12,914,000

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$774,000	$1,350,000
Significant non-cash transactions:
Transfers of repossessed collateral to other real estate owned	$1,023,000	$2,218,000
Financed sales of other real estate owned	$2,347,000

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

These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 2004, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances, and should be read in conjunction with financial statements, and notes thereto, of the Company for the year ended December 31, 2003, included in its annual report on Form 10-KSB for the fiscal year ended December 31, 2003 (the "2003 Form 10-KSB"). Please refer to the accounting policies of the Company described in the notes to financial statements contained in the 2003 Form 10-KSB. The Company has consistently followed these policies in preparing this Form 10-QSB.

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

SURETY CAPITAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

The following table reflects charges calculated under SFAS No. 123 for the three and nine months ending September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended

	September 30	September 30	September 30	September 30
	2004	2003	2004	2003

Net loss

As reported	$(1,235,000)	$(84,000)	$(1,530,000)	$ (537,000)
Pro forma	(1,235,000)	(84,000)	(1,530,000)	(537,000)

Net loss per share
As reported
Basic	$(.11)	$(.01)	$(.14)	$(.05)
Diluted	$(.11)	$(.01)	$(.14)	$(.05)
Pro forma
Basic	$(.11)	$(.01)	$(.14)	$(.05)
Diluted	$(.11)	$(.01)	$(.14)	$(.05)

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred significant losses, is operating under a Consent Order with the OCC and a Memorandum of Understanding with the Federal Reserve Board and is in default on the interest payments on the subordinated debt. The appropriateness of using the going concern basis is dependent upon the Company's ability to improve profitability through increasing marketing efforts, introducing new deposit products, emphasizing loan growth and reducing non-interest expense. In addition, the Company must meet the requirements of the Consent Order and Memorandum of Understanding, both of which are discussed in further detail below in Part II, Item 1 under the heading "Legal Proceedings". The uncertainty of these conditions raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

	Three Months Ended		Nine Months Ended

	September 30	September 30	September 30	September 30
	2004	2003	2004	2003

Weighted average shares outstanding	10,890,392	9,926,244	10,803,500	9,926,244
Basic	-	-	-	-
Effect of stock options	-	-	-	-

Weighted average shares outstanding - diluted	10,890,392	9,926,244	10,803,500	9,926,244

The Company reported a net loss for the three and nine month periods ended September 30, 2004 and September 30, 2003. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.

Note 3. Securities

Securities available-for-sale consisted of the following:

		Gross	Gross		Estimated
	Amortized	Unrealized	Unrealized		Fair
	Cost	Gains	(Losses)		Value

September 30, 2004
U. S. Government agencies and corporations	$-	$-	$-		$-
Mortgage-backed securities	-	-	-		-
Other securities	768,000	-	-		768,000

Total	$768,000	$-	$-	$	768,000

December 31, 2003
U. S. Government agencies and corporations	$501,000	$2,000	$-		$503,000
Mortgage-backed securities	254,000	-	(4,000)		250,000
Other securities	828,000	-	-		828,000

Total	$1,583,000	$2,000	$(4,000)		$1,581,000

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity at December 31, 2003 or September 30, 2004.

Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank ("FHLB").

The amortized cost and estimated fair value of securities available for sale at September 30, 2004 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

Estimated
	Amortized	Fair
	Cost	Value

Due within one year
Due after one year through five years	$-	$-
Due after five years through ten years	-	-
Mortgaged-backed securities	-	-
Other securities	768,000	768,000

Total Securities	$768,000	$768,000

There were no sales of securities available-for-sale during the three-month period ended September 30, 2004 and 2003. However, various bonds were called and principal payments were received on mortgage-backed securities during the three-month periods then ended.

Note 4. Loans
Loans consisted of the following:
		September 30	December 31,
		2004	2003

Real estate loans		$29,170,000	$44,866,000
Insurance premium financing		5,097,000	5,353,000
Commercial loans		7,925,000	10,901,000
Consumer loans		4,945,000	6,077,000
Accounts receivable factoring		-	127,000

Total gross loans		47,137,000	67,324,000
Unearned interest		(143,000)	(142,000)
Allowance for credit losses		(1,736,000)	(1,688,000)

Loans, net		$45,258,000	$65,494,000

Activity in the allowance for credit losses on loans was as follows:
	Three Months Ended		Nine Months Ended

	September 30	September 30	September 30	September 30
	2004	2003	2004	2003

Beginning balance	$1,302,000	$1,578,000	$1,688,000	$1,461,000
Provision for credit losses	743,000	-	1,276,000	-
Charge-offs	(385,000)	(92,000)	(1,748,000)	(187,000)
Recoveries	76,000	180,000	520,000	392,000

Ending balance	$1,736,000	$1,666,000	$1,736,000	$1,666,000

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

The Company did not pay the interest due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003, March 31, 2004, or September 30, 2004. In February 2002, the Company notified holders of its convertible debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of September 30, 2004, no agreement had been reached as to any restructuring of the convertible debt. The amount of the interest in arrears is $1,174,500.

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

If Redeemed During	Percentage of
12 months Ended	Principal
March 31,	Amount

2004	104%
2005	103%
2006	102%
2007	101%
2008	100%

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

Note 6. Financial Instruments With Off-Balance-Sheet Risk and Concentration of Credit Risk

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued in the normal course of business to meet the financing needs of customers. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met. These agreements usually have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments with off-balance sheet risk at September 30, 2004 and December 31, 2003 included unfunded loan commitments of $2,078,000 and $3,741,000 and letters of credit of $175,000 and $234,000, respectively.

Federal funds sold totaled $0 and $6,722,000 at September 30, 2004 and December 31, 2003, respectively. These funds represent uncollateralized loans, in varying amounts, to other commercial banks with which the Company has correspondent relationships. The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

The Company has geographic concentrations of credit in its principal market areas of Grayson, and Tarrant Counties, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance Premium Finance ("IPF") loans, secured by the residual value of unearned insurance premiums, comprised $5,097,000 or 10.8%, and $5,353,000, or 8.0%, of gross loans at September 30, 2004 and December 31, 2003, respectively.

Note 7. Other Non-interest Expense

Other non-interest expense consisted of the following:

	Three Months Ended			Nine Months Ended

	September 30	September 30	September 30	September 30
	2004	2003	2004	2003

Legal, audit and other professional services	$ 238,000	$110,000	$424,000	$315,000
Postage and delivery	39,000	40,000	86,000	124,000
Telephone	2,000	19,000	43,000	70,000
Office supplies	20,000	45,000	55,000	85,000
Amortization of debt issuance costs	6,000	-	26,000	21,000
Insurance	41,000	65,000	147,000	140,000
FDIC and OCC assessments	34,000	58,000	171,000	116,000
Other	114,000	104,000	309,000	314,000

Total other non-interest expense	$ 494,000	$441,000	$1,261,000	$1,185,000

Note 8. Business Segments

The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on interest income and profit or loss from operations.

		Insurance
	Community	Premium
	Banking	Financing	Total

Nine month period ended September 30,
2004:
Net interest income	$1,508,000	$518,000	$2,026,000
Provision for credit losses	1,276,000	-	1,276,000
Noninterest income	603,000	12,000	615,000
Noninterest expense	2,509,000	386,000	2,895,000

Net income (loss)	$(1,674,000)	$144,000	$(1,530,000)

Nine month period ended September 30,
2003:
Net interest income	$1,858,000	$819,000	$2,677,000
Provision for credit losses	-	-	-
Noninterest income	794,000	-	794,000
Noninterest expense	3,513,000	495,000	4,008,000

Net income (loss)	$(852,000)	$315,000	$(537,000)

Three month period ended September 30,
2004:
Net interest income	$526,000	$89,000	$615,000
Provision for credit losses	743,000	-	743,000
Noninterest income	(69,000)	-	(69,000)
Noninterest expense	903,000	135,000	1,038,000

Net income (loss)	$(1,189,000)	$(46,000)	$(1,235,000)

Three month period ended September 30,
2003:
Net interest income	$567,000	$274,000	$841,000
Provision for credit losses	-	-	-
Noninterest income	380,000	-	380,000
Noninterest expense	1,160,000	145,000	1,305,000

Net income (loss)	$(203,000)	$119,000	$(84,000)

At September 30, 2004
Loans, gross	$42,040,000	$5,097,000	$47,137,000
Total assets	$49,233,000	$5,097,000	$54,330,000

At December 31, 2003
Loans, gross	$61,971,000	$5,353,000	$67,324,000
Total assets	$86,020,000	$5,419,000	$91,439,000

Note 9. Current Developments

On July 29, 2004, the Bank announced that it had applied to the Texas State Department of Banking to convert its charter to a Texas state charter. Both the Texas State Department of Banking and the Bank's shareholders must approve the charter conversion prior to it taking effect. The Holding Company is the only shareholder of the Bank and has approved the conversion. The name of the Bank after it converts to a state bank charter would be "Surety Bank". Except for the change in the form of the charter and the resulting regulatory oversight by the Texas Department of Banking, no major changes in the operation of the Bank are contemplated. The Board believes that the Bank can operate more effectively and efficiently as a state bank. If the conversion is consummated and as a part of the conversion, all shares of stock in the Bank would be cancelled and an identical number of shares of stock in the state bank would be issued. All of the issued and outstanding shares of the state bank after the proposed conversion would be owned by the Holding Company, so there would be no new or different shareholders. There would be no change of facilities as a result of the conversion; the Bank would continue to operate from the same facilities and locations as a state bank that it currently operates from as a national bank. The directors and the executive officers of the Bank at the time of the conversion would continue to serve as directors and executive officers and hold the same positions with the state bank after the conversion.

Note 10. FHLB Advances

FHLB advances of approximately $4,700,000 were made to the Bank during January 2004 as a result of the sale of four of the Bank's branches in the San Antonio, Texas area (the "San Antonio Branches"). The advances have been subsequently repaid and no balance remained at September 30, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2004 compared to December 31, 2003, and the consolidated results of operations for the nine-month and three-month periods ended September 30, 2004 compared to the same periods in 2003. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

The Bank currently operates under a Consent Order with U.S. Office of the Comptroller of the Currency ("OCC"), dated June 22, 2004 (the "Consent Order"). Among other requirements, the Bank's Board of Directors must (i) complete the comprehensive strategic plan and submit it no latter than January 31, 2005 (as amended) to the Director for Special Supervision of the OCC, (ii) submit an improved capital plan, and (iii) appoint a new president and a new senior loan officer. If the Bank fails to achieve compliance with all of (i), (ii) or (iii) within the time limits (including any duly granted extensions of time), the Consent Order provides for the Bank to develop and submit to the Director for Special Supervision of the OCC for his review and prior determination of no supervisory objection, a contingency plan, which shall detail the Board's proposal to sell or merge the Bank, or liquidate the Bank under 12 U.S.C. 181 at no loss or cost to the Federal Deposit Insurance Fund. If the Director advises the Bank that he does not take supervisory objection to the contingency plan, the Board shall immediately implement, and shall thereafter ensure adherence to, the terms of the contingency plan, unless the Bank has received written correspondence from the Director indicating that the Bank has identified a new capable President and new capable Senior Loan Officer. In order to be deemed acceptable, the contingency plan must at a minimum call for the execution of a definitive agreement to sell or merge the Bank or a shareholder vote to enter into liquidation under 12 U.S.C. 181 within ninety days of receipt of the Director's supervisory non-objection. The OCC states the Bank has not complied with the requirements to identify a new capable President and new capable Senior Loan Officer and on September 2, 2004 requested the Board to provide this contingency plan. The Director received the Company's contingency plan on September 29, 2004. The Director stated what was submitted was not satisfactory and on November 5, 2004 the Director received another plan. The Director rejected it. On November 23, 2004 the Director was presented another capable President, John Mackey, who has subsequently been temporarily approved a President and Director by the Director on November 30, 2004. During December, 2004 James Champion was submitted to the Director as a capable Senior Loan Officer, which the Director temporarily approved. The Director has temporarily waived the implementation of the contingency plan requirement until he has had time to consider formal approval of the Bank's proposed President and Senior Lending Officer.

Further, the Holding Company is without significant assets other than its ownership of all the common stock of the Bank and is dependant upon dividends received from the Bank in order to meet its cash obligations, including service on the convertible debt under the Notes. Pursuant to the provisions of the Company's agreement with the OCC, among other restrictions, the Bank is precluded from declaring and paying any dividends without prior OCC approval. The Company received OCC approval to reduce the Bank's surplus in 2000 and received loans from certain employees and Board members during 2001 to help the Company meet its cash obligations. However, there have been no approvals by the OCC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Holding Company which have been requested, nor have there been future commitments by any employee, officer or director to loan the Holding Company additional funds. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital.

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

-	The ability of the Company to develop and maintain secure and reliable electronic systems.

-	Consumer spending and saving habits which may change in a manner that affects the Company's business adversely

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

- The ability of the Bank to convert from a national to a state bank, such conversion depending on the approval and review of the Bank's application by the Texas State Department of Banking and the approval of the shareholders.

- The ability of the Bank to get OCC approval on a president and chief lending officer.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning the Company and its business, including other factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

REGULATORY RELATIONS

ARRANGEMENTS WITH THE OCC. See Part II, Item 1 - Legal Proceedings.

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

DEPENDENCE ON BANK. The Holding Company is without significant assets other than its ownership of all the common stock of the Bank. The Holding Company is dependent upon dividends received from the Bank in order to meet its cash obligations, including debt service on the Notes. The Bank is currently precluded from declaring and paying any dividends without prior OCC approval and no approval has been obtained. On March 28, 2000, the OCC approved a reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. During 2001, certain Board members lent the Company $195,000 under noninterest bearing notes convertible into shares of unregistered restricted stock and purchased shares of newly issued restricted stock for $351,900 to enable the Company to meet its cash obligations, including interest payments on the Notes. During 2002, the Company issued 655,000 shares of unregistered restricted common stock for $68,100 and converted $95,000 of non-interest bearing notes into 438,392 shares of unregistered restricted common stock. During the third quarter of 2004, the Company recorded $15,000 received in 2003 to pay corporate expenses for the issuance of 833,333 shares of unregistered restricted common stock. $10,000 was received from directors of the Company. During September 2004, the Company received $16,000 to pay corporate expenses for the issuance of an additional 561,396 shares of unregistered restricted common stock. $10,000 was received from officers and directors of the Company. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock and there have been no approvals by the OCC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Company. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs. Further, as discussed below under the heading "Analysis of Financial Condition", one holder has threatened to file an involuntary petition in bankruptcy against the Company. See also the discussion below under the heading "Liquidity".

APPLICATION TO CONVERT TO A STATE CHARTER. On July 29, 2004, the Bank announced that it had applied to the Texas State Department of Banking to convert its charter to a Texas state charter. The Texas State Department of Banking must approve the charter conversion prior to it taking effect. The Company, the only Bank shareholder, has approved the conversion. The name of the Bank after it converts to a state bank charter will be "Surety Bank". Except for the change in the form of the charter and the resulting regulatory oversight by the Texas Department of Banking, no major changes in the operation of the Bank are contemplated. The reason for the conversion is because the Board believes that the Bank can operate more effectively and efficiently as a state bank. If the conversion is consummated and as a part of the conversion, all shares of stock in the Bank would be cancelled and an identical number of shares of stock in the state bank would be issued. All of the issued and outstanding shares of the state bank after conversion would be owned by the Holding Company, so there would be no new or different shareholders. There would be no change of facilities as a result of the conversion; the Bank would continue to operate from the same facilities and locations as a state bank that it currently operates from as a national bank. The directors and executive officers of the Bank at the time of conversion would continue to hold the same positions with the state bank after the conversion. Appropriate notification would be made with the OCC, FDIC, and any other required applications or notification will be made.

ANALYSIS OF FINANCIAL CONDITION

The Company's assets totaled $54.3 million at September 30, 2004, representing a $37.1 million, or 40.6%, decrease compared to $91.4 million at December 31, 2003. Cash and cash equivalents declined $11.7 million, securities available for sale declined $813,000. The decline in cash and securities were related to the sale of the San Antonio Branches.

Net loans decreased $20.2 million, or 30.9%, from $65.5 million at December 31, 2003 to $45.3 million at September 30, 2004, principally as a result of the sale of the San Antonio branches. IPF loans decreased $256,000, or 4.8%, from December 31, 2003. Real estate loans decreased $15.7 million, or 35.09%, due primarily to the sale of the San Antonio Branches. Commercial loans also decreased $3.0 million, or 27.39%, due primarily to the sale of the San Antonio Branches and to normal repayments. Loans, net as a percentage of total deposits, were 98.7% at September 30, 2004 compared to 80.4% at December 31, 2003.

Other real estate owned and repossessed assets decreased $390,000 to $1.7 million at September 30, 2004. During the second quarter, the company sold two apartment buildings. The Bank recognized $41,000 of the gain in the second quarter and deferred $140,000.

Total deposits were $45.8 million at September 30, 2004, a $35.6 million decrease, or 43.7%, from December 31, 2003. Non-interest-bearing demand deposits decreased $5.0 million to $13.4 million and represented 29.1% of total deposits at September 30, 2004 compared to $18.4 million, or 22.6% of total deposits, at December 31, 2003. Savings, NOW and money market accounts decreased $19.1 million or 80.8% . All these decreases were primarily due to the sale of the San Antonio Branches.

Time deposits decreased $11.5 million, or 29.1% from December 31, 2003. Time deposits made up 61.0% of the deposit portfolio at September 30, 2004 compared to 48.4% at December 31, 2003. Substantially all of the Company's time deposits mature in less than five years and are obtained from customers in the Company's primary market. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity. If there is a significant deviation from historical experience, the Company can utilize borrowings from the FHLB as an alternative to this source of funds. The Bank had $2.9 million in brokered deposits at September 30, 2004 but is no longer accepting brokered deposits.

Convertible subordinated debt under the Notes totaled $4.350 million at September 30, 2004 and December 31, 2003. The Notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank and bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the Notes is payable semi-annually. The Company has not met any of its interest payment obligations under the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified the holders of the Notes that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of September 30, 2004, no agreement had been reached as to any restructuring of the convertible debt. Management does not know if it will be successful in these negotiations. The amount of the principal and any accrued and unpaid interest on the Notes is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the notes, together with any accrued and unpaid interest, to be immediately due and payable.

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

In January 2004, the Company sold the San Antonio Branches at a profit of approximately $265,000. The effects of the branch sales had a material positive effect on first or second quarter results of operations.

The Company experienced a $1.235 million net loss for the three months ended September 30, 2004 ($0.11 per share) compared to a $84,000 ($0.01 per share) net loss for the same period in 2003. There was a provision for credit loss of $743,000 and a receivable write-off on the sale of the San Antonio area branches of $76,000 in the September, 2004 quarter compared to $0.0 in 2003. For the nine-month period ended September 30, 2004, the Company recorded a net loss of $1,530,000 ($0.14 per share) compared to a $537,000 loss ($0.05 per share) during the same period of 2003. There was a gain on the sale of other real estate owned of $41,000, the gain on the sale of the San Antonio Branches of $265,000 and a provision for credit losses of $1,276,000 in 2004 compared to $0.0 during the same period of 2003.

The Company did not record any tax benefit from the losses because the Company cannot be reasonably certain that it will receive a future income tax benefit. At September 30, 2004, total other real estate owned and repossessed assets were $1.7 million and loans on non-accrual status were $1.7 million. These non-performing assets represented $3.4 million or 6.2% of total assets. The Bank has entered into contracts to sell two of these properties contingent upon the buyer's completion of its due diligence to its satisfaction. The value of these two properties as recorded on the Bank's books is approximately $1.5 million or 88.2% of the total other real estate owned and repossessed assets as of September 30, 2004.

NET INTEREST INCOME: Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

For the three months ended September 30, 2004, net interest income decreased $226,000 to $615,000, or 26.9%, compared to $841,000 during the same period last year. This resulted from a decrease in total interest income of $390,000 being partially offset by a reduction in interest expense of $164,000 during the same period.

The decrease in total interest income was primarily due to the sale in January, 2004 of the four branches in the San Antonio. While average loans outstanding during the comparative time periods decreased approximately $20 million due to the branch sale in January, 2004, the weighted average yield on the loan portfolio increased to approximately 7.8% for the three months ended September 30, 2004 from approximately 7.6% for the same period in 2003. Interest and dividends earned on investment securities and interest earned on federal funds sold and interest bearing deposits also decreased during the three months ended September 30, 2004 as compared with the same period 2003, decreasing $18,000 and $28,000, respectively. These decreases were due to reduced invested balances due to the cash disbursement required from the sale of the San Antonio Branches. For the nine month period ended September 30, 2004, net interest income declined $651,000 to $2,026,000 for 2004 against $2,677,000 for 2003. This resulted from a decrease in total interest income of $1,219,000 being partially offset by a reduction in interest expense of $568,000 during the same time period. The net interest margin was 4.89% during the nine month period ended September 30, 2004, representing a 72 basis point increase from the prior year. Interest and fees on loans decreased from $4,086,000 for nine months ended September 30, 2003 to $3,019,000 for the same period in 2004, a decrease of $1,067,000. Average loans outstanding during the nine month period decreased approximately $18.6 million in 2004 from the prior year. The weighted average yield on the loan portfolio increased approximately 3 basis points to 7.78% during the nine months ended September 30, 2004 compared to 2003. Interest and dividends earned on investment securities and interest earned on federal funds sold and interest bearing deposits decreased $152,000 for nine months September 30, 2004 compared to 2003. All of the above was due primarily to the sale of the San Antonio Branches.

Total interest expense also decreased as a result of the sale of the San Antonio Branches. Interest expense decreased $164,000 for the three months ended September 30, 2004 to $341,000 from $505,000 for the three months ended September 30, 2003. The Company's cost of funds increased 41 basis points to 3.23% for the three months ended September 30, 2004 versus 2.82% for the same period in 2003. This resulted from general rate increases caused by Federal Reserve action on short-term rates.

Interest expense decreased from $1,608,000 for the nine months ended September 30, 2004 to $1,040,000 for the nine months ended September 30, 2003, a decrease of $568,000. This reduction was principally caused by reduced volume due to the sale of the San Antonio Branches and offset to some extent by higher rates. During the nine months ended September 30, 2004, the Bank had approximately $28.7 million less in interest bearing deposit accounts than for the same period in 2003. This was primarily due to the sale of the San Antonio Branches. The Bank's cost of funds increased approximately 13 basis points to 2.98% for the nine months ended September 30, 2004 as compared to the same period in 2003. This increase was due to the deposit mix experienced in the first nine months of 2004 as compared to 2003. During the nine months ended September 30, 2004, the Bank borrowed short-term funds from the Federal Home Loan Bank of Dallas. The average outstanding balance on these borrowed funds for the nine months ended September 30, 2004 was $2,054,000 with a weighted average cost of approximately 1.11% . This borrowing was required to complete the sale of the San Antonio Branches. As mentioned above, at September 30, 2004, there were no borrowings by the Bank from the Federal Home Loan Bank of Dallas.

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

The loss provision for the September 30, 2004 quarter was determined by management with assistance of outside consultants combined with an examination by the OCC. During the three months ended September 30, 2004, the Company experienced loan losses of $309,000, net of recoveries. During the same period in 2003 recoveries exceeded chargeoffs resulting in net loan recoveries. Loan losses net of recovery were $1,228,000 for the nine months ended September 30, 2004 compared to a net recovery of previously charged-off loans of $205,000 during the first nine months of 2003. The allowance for credit losses at September 30, 2004 was $1,736,000, or 3.7% of period end gross loans, versus $1,688,000, or 2.5% of period end gross loans at December 31, 2003.

Nonperforming loans, defined as loans past due ninety days or more and loans for which the accrual of interest has been discontinued, totaled $1,659,000 at September 30, 2004, a decrease of $187,000 from $1,846,000 at December 31, 2003. Non-accrual loans and loans past due over 90 days and still on accrual totaled $1,715,000 at September 30, 2004 compared to $3,216,000 at December 31, 2003, a decrease of $1,501,000. Non-performing loans as a percentage of total loans, net, were 3.6% at September 30, 2004 and 4.8%, at December 31, 2003.

While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

NON-INTEREST INCOME: Non-interest income totaled $(69,000) for the three months ended September 30, 2004, compared to $380,000 in the third quarter of 2003, a decrease of $449,000. This decrease is primarily due to the OCC's mandated gain deferral on the sale of certain real estate and the write-off of receivables allocated with the sale of the San Antonio branches. This decline included a decrease in service charges on deposit accounts of $55,000 during the same time period. This decrease was due to the sale of the San Antonio Branches.

For the nine month period ended September 30, 2004, total non-interest income decreased $179,000. In addition to the transactions described above for the third quarter, other income includes a $265,000 gain realized on the sale of the San Antonio Branches. Service charges on deposit accounts decreased $178,000 for the nine months ended September 30, 2004 due to the sale of the San Antonio Branches.

NONINTEREST EXPENSE. Noninterest expense totaled $1,038,000 for the three-month period ended September 30, 2004, a decrease of $267,000, or 20.5% from the same period in 2003. This decrease was the result of decreases in salaries and employee benefit expense and occupancy and equipment expense primarily due to the sale of the San Antonio Branches. Salaries and employee benefit expense totaled $437,000 for the three months ended September 30, 2004, a decrease of $159,000 from $596,000 for the same three-month period in 2003. Occupancy and equipment expense decreased $161,000 during the third quarter of 2004 to $107,000 from $268,000 during the same time period last year. Both decreases were primarily the result of the sale of the San Antonio Branches. These reductions were partially offset by an increase in other expenses of $53,000 for the three months ended September 30, 2004 as compared with September 30, 2003. This increase was primarily due to increases in OCC assessment fees and FDIC insurance premiums.

For the nine month period ended September 30, 2004, non-interest expense declined $1,113,000 as compared to September 30, 2003. Salary and employee benefit expenses declined $816,000 or 39.3% and occupancy and equipment expenses decreased $373,000, or 50.1% during the same time period for the reasons noted above. Other expense remained basically unchanged, increasing $76,000 during the nine month period ending September 30, 2004 as compared with the same time period last year. The Company's efficiency ratio was 124.0% for the nine month period ended September 30, 2004 compared to 134.0% for the comparable period of 2003. The efficiency ratio measures the percentage of total revenues from operations, on a taxable equivalent basis excluding securities gains and other nonrecurring gains, absorbed by non-interest expense generated from ongoing operations. Expressed differently, for every dollar of operating revenue the Company generated in the first half of 2004, the Company incurred $1.24 in operating expenses. The Company's efficiency ratios compare unfavorably to other financial institutions in the Company's peer group. The Company is restructuring its operations after the sale of the San Antonio Branches and continues to operate two full service branches. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio will improve as interest rates improve.

INCOME TAXES. The Company recorded no income tax benefits during 2004 or 2003 because of the uncertainty of returning to profitability.

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

Cash and cash equivalents were $2,746,000 at September 30, 2004 and represented 5.0% of total assets and 6.0% of total deposits compared to 15.8% of total assets and 17.7% of total deposits at December 31, 2003. The Bank has the ability to borrow funds from the FHLB should the Bank need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Bank's liquidity position is adequate based on its core deposits, the stability of its other funding sources and the support provided by its capital base.

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

The Company has not yet met any of its interest payment obligations on the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified holders of the Notes that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of September 30, 2004, no agreement had been reached as to any restructuring of the Notes. There are no commitments by any of the Board members to lend additional funds. Accordingly, the Company does not have the financial means to service the interest payments on the Notes.

CAPITAL RESOURCES

Total shareholders' equity was $2,265,000 at September 30, 2004, representing a $1,497,000 or 39.8% decrease from December 31, 2003.

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk-based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier I and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier I capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Tier II capital, or total capital, includes Tier I capital plus the allowance for loan losses not to exceed 1.25% of risk-weighted assets. Risk-weighted assets are the Bank's total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier I leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier I capital divided by average adjusted assets for the most recent quarter.

As discussed above, the Bank is subject to more stringent capital requirements under the Consent Order. The table below sets forth consolidated and Bank-only actual capital levels in addition to the capital requirements under the Consent Order and prompt corrective action regulations.

					Minimum
					Requirements
					to be Well
			Required		Capitalized
	Actual Period-end Capital Ratios		under	For Capital	under Prompt
	September
	30,	December 31,	Consent	Adequacy	Action
	2004	2003	Order	Purposes	Requirements

Leverage Ratio
Tier I capital to average assets
Consolidated	1.95%	1.10%
Bank	12.11%	6.80%	8.00%	4.00%	5.00%
Risk-Based Capital Ratios
Tier I capital to risk-weighted assets
Consolidated	2.48%	1.31%
Bank	15.44%	7.81%	6.00%	4.00%	6.00%
Tier II capital to risk-weighted assets
Consolidated	4.95%	2.61%
Bank	16.73%	8.97%	12.00%	8.00%	10.00%

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

During the period covered by this report, the Company made the following changes in its internal controls:

(1) At December 31, 2003, the balance of the outstanding IPF loan trial balance was not being reconciled to the amount included on the general ledger and a difference of $398,000 was noted. Because the IPF activity is significant for the Company, reconciliations between the IPF trial balance and the general ledger should be prepared on a monthly basis, at a minimum, and any differences researched and corrected in a timely manner. The Company had subsequently engaged an individual on a contract basis to supervise its accounting department. As a result of this engagement, the IPF trial balance is now reconciled to the general ledger on a daily basis.

(2) Entries for activity on the Holding Company's separate general ledger, although few in number, were neither timely nor complete. Such entries should be made for the Holding Company monthly to reflect its assets, liabilities, and expenses and to provide support for the balances in the consolidated financial statements. The Holding Company's financial statements are maintained complete and up to date currently.

(3) The activity in employee accounts was not being reviewed by anyone at the Bank. The Company's Management has implemented procedures in May 2004 to begin reviewing a sample of employee accounts on a monthly basis month to determine if there is any unusual activity that should be investigated.

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

The Consent Order requires the Bank to take certain actions within a set timetable to improve the Bank's operations. If the Bank fails to achieve compliance within the time limits (including any duly granted extensions of time), the Consent Order provides for the Bank to develop and submit to the Director for Special Supervision of the OCC for his review and prior determination of no supervisory objection, a contingency plan, which shall detail the Board's proposal to sell or merge the Bank, or liquidate the Bank under 12 U.S.C. 181 at no loss or cost to the Federal Deposit Insurance Fund. After the Director has advised the Bank that he does not take supervisory objection to the contingency plan, the Board shall immediately implement, and shall thereafter ensure adherence to, the terms of the contingency plan, unless the Bank has received written correspondence from the Director indicating that the Bank has identified a new capable President and new capable Senior Loan Officer. In order to be deemed acceptable, the contingency plan must at a minimum call for the execution of a definitive agreement to sell or merge the Bank or a shareholder vote to enter into liquidation under 12 U.S.C. 181 within ninety days of receipt of the Director's supervisory non-objection. The OCC states the Bank has not complied with the requirements to identify a new capable President and new capable Senior Loan Officer and on September 2, 2004 requested the Board to provide this contingency plan. The Director received the Company's contingency plan on September 29, 2004. The Director stated that was submitted was not satisfactory and on November 5, 2004 the Director received another plan. The Director rejected it. On November 23, 2004 the Director was presented another capable President, John H. Mackey, who has subsequently been temporarily approved as President and Director by the Director on November 30, 2004. During December, 2004 James Champion was submitted to the Director as a capable Senior Loan Officer, which the Director temporarily approved. The Director has temporarily waived the implementation of the contingency plan requirement until he has had time to formally approve the new President and the new Senior Loan Officer who have been submitted to him.

The Company is not currently engaged in any other material legal proceedings. From time to time, the Bank is a party to legal proceedings within the ordinary course of business wherein it enforces its security interest in loans, and other matters of similar nature.

ITEM 4. DEFAULTS UPON SENIOR SECURITIES

Although no default has been declared, the Company did not pay interest that was due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003, March 31, 2004 and September 30, 2004 on $4,350,000 aggregate principal amount of convertible debt issued under the Notes. Part I contains statements about the 9% Convertible Subordinated Notes due 2008 (the "Notes"). Only the specific statements about the Notes, the arrearage in payments of interest due and the possible consequences of default are incorporated in this Item 3. The specific statements are located in Part I, in Item 1, Note 5 to the financial statements and in Item 2, under the following headings: Management's Discussion and Analysis, Overview, Dependence on the Bank, Financial Condition and Liquidity.

ITEM 5. OTHER

Richard Abrams, Chairman and CEO of Surety Bank, N.A. has resigned effective November 30, 2004. John H. Mackey has been appointed interim President and CEO pending regulatory approval by the OCC. Mr. Mackey was most recently President and Director of Heritage Bank, SSB, Terrell, Texas, prior to its sale in 2004. Mr. Mackey has 30 years of banking experience, including 15 years as President and CEO.

On December 10, 2004 Stephen Oeffner resigned from the Board of Directors of Surety Capital Corporation but has remained the Chairman of the Board of Surety Bank, N.A. On December 15, 2004 Glenn Forbes resigned from the Board of Directors of Surety Capital Corporation but has remained a Director of and the Chairman of the Compliance Committee of the Board of Surety Bank, N.A. On December 14, 2004 Vicki Dickerson resigned from the Board of Directors of Surety Capital Corporation but has remained a member of the Board of Surety Bank, N.A.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE NUMBER
4.01	Form of Common Stock certificate(specimen)	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.01	Form of Common Stock certificate(specimen)	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.01	Form of Common Stock certificate(specimen)	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.02	Indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee	Filed with the Company's Form 10-Q for the quarter ended March 31,1998 and incorporated by reference herein.
4.03	Form of Notes (included in Exhibit 4.02)	Filed with the Company's Form 10-Q for the quarter ended March 31,1998 and incorporated by reference herein.
4.04	Form of Note Purchase Agreements dated March 31, 1998	Filed with the Company's Registration Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
10.01	Branch Purchase and Assumption Agreement entered into with W. Marvin Rush as Agent for the organizers of TexStar Bank on October 31, 2003	Filed with the Company's Form 8-K filed on November 18, 2003 and incorporated by reference herein.
11	Statement Regarding the Computation of Earnings Per Share	Reference is hereby made to the Consolidated Statements of Operations on page 4 and Note 2 to the Consolidated Financial Statements on page 8 hereof
31.1	Certification of Chief Executive 31 Officer Pursuant to Rule 13a-14(a)/15d-14(a)	32
31.2	Certification of Principal Financial 33 Officer Pursuant to Rule 13a-14(a)/15d-14(a)	34
32.1	Certification of the chief executive 35 officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	36
32.2	Certification of the chief financial 36 officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	37
99.1	Consent Order	Filed with the Company's Form 10-QSB, as amended, on August 25, 2004.

(b)	REPORTS ON FORM 8-K

	1)	The Company filed a Form 8-K August 5, 2004 reporting that the bank subsidiary had filed an application to convert from a national to a state charter.

	2)	The Company filed a Form 8-K August 17, 2004 reporting a change in the Registrant's certifying accountant.
29

3) SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 28, 2004 Surety Capital Corporation

By: /s/ Richard Abrams

------------------------------------------------------
Richard Abrams, Chief Executive Officer and Chairman of the Board

By: /s/ Tim Raso

------------------------------------------------------
Tim Raso, President and Chief Operating Officer

INDEX TO EXHIBITS
EXHIBIT NUMBER	DESCRIPTION	PAGE NUMBER
4.01	Form of Common Stock certificate(specimen)	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.02	Indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee	Filed with the Company's Form 10-Q for the quarter ended March 31,1998 and incorporated by reference herein.
4.03	Form of Notes (included in Exhibit 4.02)	Filed with the Company's Form 10-Q for the quarter ended March 31,1998 and incorporated by reference herein.
4.04	Form of Note Purchase Agreements dated March 31, 1998	Filed with the Company's Registration Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
10.01	Branch Purchase and Assumption Agreement entered into with W. Marvin Rush as Agent for the organizers of TexStar Bank on October 31, 2003	Filed with the Company's Form 8-K filed on November 18, 2003 and incorporated by reference herein.
11	Statement Regarding the Computation of Earnings Per Share	Reference is hereby made to the Consolidated Statements of Operations on page 4 and Note 2 to the Consolidated Financial Statements on page 8 hereof
31.1	Certification of Chief Executive 31 Officer Pursuant to Rule 13a-14(a)/15d-14(a)	32
31.2	Certification of Principal Financial 33 Officer Pursuant to Rule 13a-14(a)/15d-14(a)	34
32.1	Certification of the chief executive 35 officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	36
32.2	Certification of the chief financial 36 officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	37
99.1	Consent Order	Filed with the Company's Form 10-QSB, as amended, on August 25, 2004.

Exhibit 31.1

I, Richard Abrams, Chief Executive Officer and Chairman of the Board of Surety Capital Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Surety Capital Corporation

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date: December 28, 2004	/s/ Richard Abrams
------------------------------
	Richard Abrams,CEO &	Chairman

Exhibit 31.2

I, Tim Raso, the Chief Operations Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Surety Capital Corporation;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date: December 28, 2004	/s/ Tim Raso
--------------------------------
Tim Raso
Chief Operating Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Surety Capital Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard N. Abrams, Chief Executive Officer and Chairman of the Board of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Abrams --------------------------------- Richard Abrams Chief Executive Officer And Chairman of the Board December 28, 2004

This certification is made solely for the purposes of 18 U.S.C Section 1350 and is subject to the knowledge standard contained therein, and not for any other purpose.

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Surety Capital Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tim Raso, Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Tim Raso --------------------------------- Tim Raso Chief Operating Officer December 28, 2004

This certification is made solely for the purposes of 18 U.S.C Section 1350 and is subject to the knowledge standard contained therein, and not for any other purpose.