Form 10QSB
period 2006-03-06
SURETY CAPITAL CORP /DE/
filed 2006-03-07
CIK 784932

SRYP -- Surety Capital Corp.

Com (1 Cent)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________.
Commission file number 001-12818

SURETY CAPITAL CORPORATION
(Exact name of small business issuer as specified in its charter)

DELAWARE	75-2065607
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

[POST OFFICE BOX 1778,  FORT WORTH, TEXAS 76101]
(Address of principal executive offices)
817-850-9800
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

Indicate by check mark whether the registrant in a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X] State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common stock outstanding on March 31, 2005: 11,320,973

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

SURETY CAPITAL CORPORATION

INDEX

		Page No.
PART I	- FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Comprehensive Income	4
	Condensed Consolidated Statements of Changes in Shareholders' Equity	5
	Condensed Consolidated Statements of Cash Flow	6
	Notes to Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Controls and Procedures	27

PART II	Other Information
ITEM 1.	Legal Proceedings
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 3.	Defaults Upon Senior Securities	28
ITEM 6.	Exhibits and Reports on Form 8-K	29

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

SURETY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(000 omitted)

		March 31	December 31
		2005	2004
		(Unaudited)	(Unaudited)
Assets
	Cash and due from banks	$ 3,372	$ 7,043
	Federal funds sold	0	0
	Total cash and cash equivalents	3,372	7,043
	Interest-bearing time deposits in other financial institutions	25	25
	Securities available for sale, at fair value	34	34
	Loans, net	40,163	41,759
	Premises and equipment, net	2,054	2,067
	Accrued interest receivable	138	181
	Other real estate and repossessed assets	222	1,580
	Goodwill, net	1,045	1,045
	Other assets	1,047	1,038
	Total assets	48,100	54,772

Liabilities:
	Noninterest-bearing demand deposits	$ 7,329	$ 7,690
	Savings, NOW and money market accounts	8,974	9,827
	Time deposits, $100,000 and over	8,939	9,712
	Other time deposits	15,410	16,695
	Total deposits	40,652	43,924
	FHLB Borrowing	1,000	3,000
	Convertible subordinated debt	4,350	4,350
	Accrued interest payable and other liabilities	1,918	2,618
	Total liabilities	47,920	53,892

Shareholders’ Equity:
	Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued Common stock, $0.01 par value, 20,000,000 shares authorized, 11,400,809 issued at March 31, 2005 and December 31, 2004.	114	114
	Additional paid-in capital	18,103	18,103
	Accumulated deficit	(17,678)	-16,977
	Treasury stock, 79,846 shares at cost	(375)	(375)
	Accumulated other comprehensive income (loss)	16	15
	Total shareholders’ equity	180	880
	Total liabilities and shareholders’ equity	$ 48,100	$ 54,772

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended (000 omitted)
	March 31	March 31
	2005	2004

Interest income:
Loans, including fees	$ 871	$ 1,007
Securities, all taxable	0	3
Federal funds sold and interest bearing deposits	11	3
Total interest income	882	1,013

Interest expense
Deposits	225	250
Notes payable	102	102
Total interest expense	327	352

Net interest income	555	661

Provision for credit loss	148	0
Net interest income after provision for credits losses	407	661

Noninterest income:
Service charges on deposit account	65	104
Other fee income	0	10
Gain on the sale of other real estate owned	(38)	0
Gain on the sale of branches	0	265
Other income	83	16
Total noninterest income	110	395

Noninterest expense:
Salaries and employee benefits	517	453
Occupancy and equipment	131	160
Other expenses	569	323
Total noninterest expense	1,217	936

Net income (loss) before income taxes	(700)	120

Income tax (benefit)	0	0

Net income (loss)	$ (700)	$120

Net income (loss) per share – Basic	$ (0.06)	$ 0.01

Net income (loss) per share – Diluted	$ (0.06)	$0.01

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended (000 omitted)
	March 31	March 31
	2005	5004

Net income (loss)	$(700)	$120
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale
securities arising during the period, not of taxes	0	2
Total other comprehensive income (loss)	0	2
Comprehensive income (loss)	$(700)	$122

See accompanying cotes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended (000 omitted)
	March 31	March 31
	2005	2004

Balance at December 31, 2004 and 2003	$880	$ 3,762

Net income (loss)	(700)	120
Change in fair value of securities available-for-sale, net of tax	0	2

Balance at end of period	$180	$ 3,884

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended (000 omitted)
	March 31, 2005	March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	($700)	$196
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for credit losses	148	0
Depreciation	29	40
Amortization, net of accretion	10	10
FHLB stock dividends	0	0
TIB stock dividends	0	0
Net gain on sale of branches	0	(265)
Net gain on the sale or disposal of assets	0	0
Other	0	(803)
Changes in other assets and liabilities		0
Accrued interest receivable	43	75
Other assets	(20)	0
Accrued interest payable and other liabilities	(699)	0
Net cash provided (used) by operating activities	(1,189)	(747)

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	1,448	1,676
Securities available for sale:
Purchases of bank stock	0	(198)
Maturities and repayments	0	752
Disposal of Federal Reserve Bank stock	0	0
Purchase of interest bearing time deposits	0	(25)
Expenditures for property and equipment	(16)	(8)
Proceeds from the sale of property and equipment	0	0
Decrease in other real estate owned	1,358	24
Net expenditures from the disposal of branches	0	(18,565)
Net cash provided (used) by investing activities	2,790	(16,344)

CASH FLOWS FROM FINANCING ACTNVITIES
Net change in deposits	(3,272)	1,941
Increase (decrease) in borrowings	(2,000)	3,700

Net cash provided (used) by financing activities	(5,272)	5,641
Net change in cash and cash equivalents	(3,671)	(11,450)

CASH AND CASH EQUIVALENTS, beginning of year	7,043	14,426
CASH AND CASH EQUIVALENTS, end of period	3,372	2,976
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	229	740
Significant non-cash transaction
Transfers of repossessed collateral to other real estate owned	27	376
Financed sales of other real estate owned	2,945	1,458

SURETY CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Surety Capital Corporation (the "Holding Company") and its wholly-owned subsidiary, Surety Bank (the "Bank" and, together with the Holding Company, the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading and to present fairly the financial position of the Company at March 31, 2005, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances

The Company has not filed its Form 10-KSB annual report for the fiscal year ended December 31, 2004 due to its inability to obtain audited financial statements for that period.

Some items in prior financial statements have been reclassified to conform to the current presentation.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets." Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, was amortized on a straight-line method up to fifteen years prior to the adoption of SFAS No. 142. Effective January 1, 2002, goodwill is no longer amortized but tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, for goodwill is recognized as a permanent charge to non-interest expense. Management determined that there was no goodwill impairment as of December 31, 2004.

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred significant losses, is in default on the interest payments on its subordinated debt, is operating under both a Determination Letter (the “Determination Letter”) with the Texas Department of Banking and a Written Agreement (the “Written Agreement”) with the Board of Governors of the Federal Reserve Bank of Dallas (the “Federal Reserve”), and, prior to June 1, 2005, operated under a Consent Order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”). The appropriateness of using the going concern basis is dependent upon the Company's ability to improve profitability through increasing marketing efforts, introducing new deposit products, emphasizing loan growth and reducing non-interest expense. In addition, the Company must meet the requirements of the Determination Letter and the Written Agreement, both of which are discussed in further detail below in Item 2 under the heading "Regulatory Relations." The uncertainty of these conditions raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

	Three Months Ended
	March 31	March 31
	2005	2004

Weighted average shares outstanding - basic	11,320,973	10,006,080
Effect of stock options	0	0
Weighted average shares outstanding - diluted	11,320,973	10,006,080

The Company reported a net loss for the three-month period ended March 31, 2005 and options outstanding during the 2004 period were excluded because the exercise prices exceeded market prices. Accordingly, stock options were ignored because their effect would be anti-dilutive.

Note 3. Securities

Securities available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

March 31, 2005
U.S. Government agencies and corporations	$ 0	$ 0	$ 0	$ 0
Mortgage securities	0	0	0	0
Other securities	18	16	0	34
Total	$18	$16	$ 0	$34

December 31, 2004
U. S. Government agencies and corporations	$ 0	$ 0	$ 0	$ 0
Mortgage-backed securities	0	0	0	0
Other securities	18	16	0	34
Total	$ 18	$ 16	$ 0	$ 34

There were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity at December 31, 2004 or March 31, 2005.

Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank ("FHLB").

The amortized cost and estimated fair value of securities available for sale at March 31, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Due without one year
Due after one year through five years	$ 0	$ 0
Due after five years through ten years	0	0
Mortgaged-backed securities	0	0
Other securities	$ 0	$0

Total Securities	$ 0	$0

The Company sold no securities during the three-month periods ended March 31, 2005 or 2004.

Note 4. Loans

Loans consisted of the following:

	March 31, 2005 (000 omitted)	December 31, 2004 (000 omitted)
Real estate loans	$ 27,300	$ 27,575
Insurance premium financing	5,586	5,384
Commercial loans	6,705	6,675
Consumer loans	2,732	4,116
Total gross loans	42,323	43,750
Unearned interest	(163)	(156)
Allowance for credit losses	(1,997)	(1,835)
Loans, get	$40,163	41,759

Activity in the allowance for credit losses on loans was as follows:

	Three Months Ended (000 omitted)
	March 31	March 31
	2005	2004

Beginning balance	$ 1,835	$1,688
Provision for credit losses	148	0
Charge-offs	(89)	(1,141)
Recoveries	103	270

Ending balance	$ 1,997	$ 817

Impaired and non-performing loans were as follows:

	March 31, 2005 (000 omitted)	December 31, 2004 (006 omitted)
Impaired loans with allowance allocated	$3648	$ 1,777
Impaired loans with no allowance allocated	0	0
Impaired loans	3648	1,777
Amount of allowance allocated	380	253
Non-performing loans
Loans past due over 90 days and still accruing	$ 416	$ 100
Non-accrual loans	3,648	1,777
Total non-performing loans	$4,059	$ 1,877

Approximately $2,250,000 of the non-performing loans as of March 31, 2005 relate to the sale of other real estate owned which has deferred income of $1,425,000. The terms of the loan do not meet the criteria for the accrual of interest under generally accepted accounting principles as the loan is interest only payable semi annually with all unpaid principal and interest due at maturity. Subsequent to March 31, 2005, the Company sold this loan for approximately $1,500,000, eliminated the deferred income of $1,425,000, and recognized a gain on sale on the loan of approximately $642,000.

Note 5. Convertible Subordinated Debt and Notes Payable

On March 31, 1998, the Holding Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Holding Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Holding Company. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008. The amount of the interest arrearage is $1,370,250.00.

The Company did not pay the interest due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003, March 31, 2004, September 30, 2004 or March 31, 2005. In February 2002, the Company notified holders of its convertible debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of March 31, 2005, no agreement had been reached as to any restructuring of the convertible debt.

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

The Notes are not subject to mandatory redemption or sinking fund provision. At any time after March 31, 2002 and prior to maturity, the Notes are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days’ notice, in whole or in part, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption.

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

Financial instruments with off-balance sheet risk at March 31, 2005 and December 31, 2004 included unfunded loan commitments of $1,368,000 and $1,915,000 and letters of credit of $150,000 and $175,000, respectively.

There were no Federal funds sold at March 31, 2005 or December 31, 2004.

The Company has geographic concentrations of credit in its principal market areas of Grayson and Tarrant Counties, Texas. When the Bank sold its four branches in San Antonio, Texas (the “San Antonio Branches”), it was required to retain several loans as part of the transaction. Therefore, there is also geographic concentration of credit in Bexar County, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance Premium Finance ("IPF") loans, secured by the residual value of unearned insurance premiums, comprised $6,586,000, or 13.2%, and $5,384,000, or 12.3%, of gross loans at March 31, 2005 and December 31, 2004, respectively.

Note 7. Other Non-interest Expense

Other non-interest expense consisted of the following:

	Three Months Ended
	March 31	March 31
	2005	2004
	(000 omitted)	(000 omitted)
Legal, audit and other professional services	$268	$ 85
Postage and delivery	18	23
Telephone	11	19
Office supplies	20	14
Amortization of intangibles and debt issuance costs	10	10
Insurance	46	41
FDIC and OCC assessments	32	8
Other	164	123

Total other non-interest expense	$569	$323

Note 8. Business Segments

The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on interest income and profit or loss from operations.

	Community Banking	Insurance Premium Financing	Total
Three month period ended March 31, 2005:	(000 omitted)	(000 omitted)	(000 omitted)
Net interest income	$340	$ 215	$ 555
Provision for credit losses	(148)	0	(148)
Noninterest income	108	2	110
Noninterest expense	(1,068)	(149)	(1,217)
Net income (loss)	(768)	68	(700)

Three month period ended March 31, 2094:
Net interest income	$513	$ 148	$ 661
Provision for credit losses	0	0	0
Noninterest income	471	0	471
Noninterest expense	(801)	(135)	(936)
Net income (loss)	183	13	196

At March 31, 2005
Loans, gross	36,737	5,586	42,323
Total assets	42,847	5,253	48,100

At December 31, 2004
Loans, gross	38,366	5,384	43,750
Total assets	49,521	5,092	54,613

Note 9. Current Developments

On June 1, 2005, the Bank converted its charter to a Texas state charter and the Bank’s name changed to Surety Bank. Both the Texas State Department of Banking and the Bank’s shareholder approved the charter conversion. The Holding Company is the only shareholder of the Bank. Except for the change in the form of the charter and the resulting regulatory oversight by the Texas Department of Banking, no major changes in the operation of the Bank are contemplated. The reason for the conversion was the Board of Directors’ belief that the Bank can operate more effectively and efficiently as a state bank. When the conversion was consummated and as a part of the conversion, all shares of stock in the Bank were cancelled and an identical number of shares of stock in the state bank were issued. All of the issued and outstanding shares of the state bank after conversion are owned by the Holding Company, so there is no new or different shareholder. There was no change of facilities as a result of the conversion; the Bank continues to operate from the same facilities and locations as a state bank that it had as a national bank. The directors and the executive officers of the Bank continue to serve as directors and hold the same offices after the conversion. As a result of the conversion, the Texas Department of Banking issued a Determination Letter under which the Bank is to operate. See Item 2 for a detailed discussion of the Determination Letter.

On October 10, 2005, the Board of Directors of the Company entered into the Written Agreement with the Federal Reserve. Under the Written Agreement, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the Federal Reserve. Also, the Company is required to develop and submit to the Federal Reserve a written three-year capital plan for the Bank, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Company has not met its interest payment obligations on the $4,350,000 9% convertible subordinated debt since missing the interest payment that was due March 31, 2002.

On January 20, 2006, the Bank sold its Whitesboro branch to Legend Bank, N.A. (“Legend”) and recorded a gain on the sale of approximately $1,541,000. In connection with the sale of the Whitesboro branch, Legend assumed approximately $20,314,000 in deposits and purchased, among other assets, approximately $12,898,000 in loans. The Bank transferred approximately $4,172,000 in cash to complete the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2005 compared to December 31, 2004, and the consolidated results of operations for the three-month period ended March 31, 2005 compared to the same period in 2004. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

The Bank currently operates under a Determination Letter issued by the Texas Department of Banking (“TDOB”) and effective on June 1, 2005. Among other requirements, the Bank’s Board of Directors must (1) submit a comprehensive strategic plan and (2) an improved capital plan, which was submitted during February, 2006. The Bank’s Board of Directors and management are attempting to comply with the Determination Letter, but compliance with its provisions cannot be assured.

Further, the Holding Company is without significant assets other than its ownership of all the common stock of the Bank and is dependent upon dividends received from the Bank in order to meet its cash obligations, including service on the convertible debt under the Notes. Pursuant to the provisions of the Company’s agreement with the TDOB and the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is precluded from declaring and paying any dividends without prior TDOB and FDIC approval. Previously, the Company was subject to the same restrictions pursuant to the Consent Order issued by the OCC. The Company received OCC approval to reduce the Bank's surplus in 2000 and received loans from certain employees and members of the Board of Directors during 2001 to help the Company meet its cash obligations. During 2003 and 2004 certain employees, members of the Board of Directors and related entities purchased unregistered, restricted common stock so the Company could meet some of its cash obligations. During September, 2005 one of the Directors loaned the Company money to pay certain legal fees. The TDOB and FDIC, as well as the Federal Reserve, approved two returns of capital of approximately $34,000 in January and February, 2006 to allow the Company to meet some of its cash obligations. However, there have been no other approvals by the TDOB and FDIC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Holding Company, nor have there been future commitments by any employee, officer or director to loan the Holding Company additional funds. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have material adverse effects on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

- The ability of the Bank to comply with the terms of the Determination Letter entered into on June 1, 2005 with the TDOB as more fully discussed below under "Regulatory Relations".

- The ability of the Company and the Bank to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

- The ability of the Company to grow despite the reduction in the number of branches and overall size resulting from the January 2004 sale of the San Antonio Branches and the January 2006 sale of the Whitesboro branch.

- The ability of the Company to grow deposits and loans since the change of management during November, 2004.

- The effects of changes in interest rates (including the effects of changes in the rate of prepayments of the Company's assets) and the policies of the Federal Reserve.

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

- The ability of the Company to obtain new customers and to retain existing customers.

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

REGULATORY RELATIONS

CONDITIONS OF CONVERSION TO A STATE CHARTER IMPOSED BY THE TEXAS DEPARTMENT OF BANKING. The TDOB issued a Determination Letter requiring the Bank to submit a capital plan, a strategic plan and budget, appoint a compliance committee, revise its loan policy, improve its classified assets, revise the Bank’s asset/liability policy, correct any violations of laws or regulations, if any, review its information systems, correct internal control and procedure weaknesses, if any, appoint an Audit Committee, provide the TDOB with 30 day prior notice of any addition to the Board of Directors or employment of any executive officer and provide quarterly progress reports by the Board of Directors of the Bank to the TDOB and FDIC showing compliance with the Determination Letter. Bank’s management believes the Bank is in substantial compliance with the Determination Letter.

WRITTEN AGREEMENT: On October 10, 2005, the Board of Directors of the Company entered into a Written Agreement with the Federal Reserve. Under the Written Agreement, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the Federal Reserve. Also, the Company is required to develop and submit to the Federal Reserve a written three-year capital plan for the Bank, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Company has not met its interest payment obligations on the $4,350,000 9% convertible subordinated debt since missing the interest payment that was due March 31, 2002.

SECURITIES AND EXCHANGE COMMISSION AGREEMENT. The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act"). The Securities and Exchange Commission ("SEC") investigated the Company and others with respect to various accounting irregularities found by the Company in its Insurance Premium Finance division (“IPF”) during an internal audit of the division conducted in 1999 and the first quarter of 2000. Upon finding the irregularities, the Company reported them to the SEC, the OCC and certain other legal authorities. The Company fully cooperated with the SEC as well as bank regulatory agencies involved in investigating the irregularities. In February 2002, the SEC issued a finding that the Company violated certain sections of the Exchange Act.

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

DEPENDENCE ON BANK. The Holding Company is without significant assets other than its ownership of all of the common stock of the Bank. The Holding Company is dependent upon dividends received from the Bank in order to meet its cash obligations, including debt service on the Notes. The Bank is currently precluded from declaring and paying any dividends to the Holding Company without prior TDOB and FDIC approval, which was obtained for the January and February, 2006 return of capital and no further approval has been obtained. The Bank previously had the same restrictions pursuant to the Consent Order issued by the OCC. On March 28, 2000, the OCC approved a reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. During 2001, certain Board members lent the Company $195,000 under noninterest bearing notes convertible into shares of unregistered restricted stock and purchased shares of newly issued restricted stock for $351,900 to enable the Company to meet its cash obligations, including interest payments on the Notes. During 2002, the Company issued 655,000 shares of unregistered restricted common stock for $68,100 and converted $95,000 of non-interest bearing notes into 438,392 shares of unregistered restricted common stock. During 2004, the Company received $15,000 to pay corporate expenses for the issuance of 833,333 shares of unregistered restricted common stock. $10,000 was received from directors of the company. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock and there have been no approvals by the TDOB and FDIC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Company. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs. See also the discussion below under the heading "Liquidity".

ANALYSIS OF FINANCIAL CONDITION

The Company's assets totaled $48.1 million at March 31, 2005, representing a $6.7 million, or 12.2%, decrease compared to $54.8 million at December 31, 2004. Cash and cash equivalents declined $3.7 million. Loans, adjusted for transfers to other real estate, declined $1.6 million, and other real estate and repossessed assets declined $1.4 million. The decrease in assets was primarily the result of utilizing liquidity and loan payoffs to fund reductions in deposits and borrowings coupled with the disposal of repossessed assets.

Net loans decreased $1.6 million, or 3.8%, from $41.8 million at December 31, 2004 to $40.2 million at March 31, 2005. IPF loans increased $202,000, or 3.8%, from December 31, 2004. Real estate loans decreased $275,000, or 1.0%. Commercial loans increased $30,000. Loans, net, as a percentage of total deposits, were 98.8% at March 31, 2005 compared to 95.1% at December 31, 2004.

Other real estate owned and repossessed assets decreased $1.4 million to $222,000 at March 31, 2005. During the first quarter, the Company sold two large real estate parcels. The Bank recognized $85,000 of the gains on the sale of real estate.

Total deposits were $40.7 million at March 31, 2005, a $3.2 million, or 7.3%, decrease from December 31, 2004. Non-interest-bearing demand deposits decreased $361,000 to $7.33 million and represented 18.0% of total deposits at March 31, 2005 compared to $7.7 million, or 17.5% of total deposits, from December 31, 2004. Interest-bearing deposits decreased $2.9 million, or 8.0%, from March 31, 2005 compared to December 31, 2004.

Convertible subordinated debt under the Notes totaled $4.350 million at March 31, 2005 and December 31, 2004. The Notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank and bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the Notes is payable semi-annually. The Company has not yet met any of its interest payment obligations under the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified the holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of March 31, 2005, no agreement had been reached as to any restructuring of the convertible debt. Management does not know if it will be successful in these negotiations. The amount of principal and any accrued and unpaid interest on the Notes is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the notes, together with any accrued and unpaid interest, to be immediately due and payable.

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

In January 2004, the Company sold the San Antonio Branches at a profit of approximately $265,000. The effect of the branch sales had a material positive effect on first quarter results of operations.

The Company experienced a $700,000 net loss for the three months ended March 31, 2005 ($0.06 per share) compared to a $120,000 net income for the three months ended March 31, 2004 ($0.01 per share). There was a decline in net interest income of $106,000, an increase in the provision for credit loss of $148,000 and an increase in noninterest expense of $281,000. In 2004, there was a gain on the sale of the San Antonio Branches of $265,000.

The Company did not record a tax benefit with the losses because the Company cannot be reasonably certain that it will receive a future income tax benefit. At March 31, 2005, total other real estate owned and repossessed assets had been reduced to $222,000 but loans on non-accrual status were $3.6 million. These non-performing assets represented 7.5% of total assets. Resolution of these problem assets would have a positive effect on the Company's operations.

NET INTEREST INCOME: Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. For the three months ended March 31, 2005, net interest income decreased $106,000 to $555,000, or 16.0%, compared to $661,000 during the same period last year. This resulted from a decrease in total interest income of $131,000 being partially offset by a reduction in interest expense of $25,000 during the same period.

The decrease in total interest income was primarily due to the decrease in interest and fees earned on loans, which decreased $136,000 during the three months ended March 31, 2005 as compared with the three months ended March 31, 2004. While average loans outstanding during the comparative time periods decreased, the weighted average yield on the loan portfolio increased to approximately 8.3% for the three months ended March 31, 2005 from approximately 8.2% for the three months ended March 31, 2004.

Total interest expense also decreased as a result of lower levels of deposits outstanding. Interest expense on deposits decreased $25,000 for the three months ended March 31, 2005 to $225,000 from $250,000 for the three months ended March 31, 2004. Interest on notes payable experienced no change.

The Company remains asset sensitive because its interest-earning assets will generally reprice more quickly than its interest-bearing liabilities. Therefore, the Company's net interest margin will generally increase in periods of rising market interest rates and will decrease in periods of declining market interest rates. However, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits.

ALLOWANCE AND PROVISION FOR CREDIT LOSSES. The Company maintains an allowance for credit losses in an amount that, in management's judgment, is more than adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While the Company’s management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's quarterly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. In addition, the Company utilizes outside consultants to review its loan portfolio quarterly and is examined periodically by regulatory examiners.

All lending activity contains risks of loan losses and the Company recognizes these credit risks as a necessary element of its business activity. One of the primary objectives of the loan review function is to make recommendations to management as to both specific loan loss reserves and the overall portfolio loss reserves.

During the three months ended March 31, 2005, the Company’s loan loss recoveries exceeded chargeoffs by $14,000. During the three month period ended March 31, 2004, chargeoffs exceeded recoveries by $871,000. The allowance for credit losses at March 31, 2005 was $1,997,000, or 4.7% of gross loans, versus $817,000, or 1.9% of gross loans at March 31, 2004.

Nonperforming loans, defined as loans past due ninety days or more and loans for which the accrual of interest has been discontinued, totaled $4,059,000 at March 31, 2005, an increase of $2,182,000 from $1,877,000 at December 31, 2004. Non-accrual loans increased $1,871,000. The increase was due primarily to the terms of one loan to finance the sale of foreclosed real estate not meeting the criteria for the accrual of interest under generally accepted accounting principles. Non-performing loans as a percentage of total gross loans were 8.4% at March 31, 2005 and 3.4% at December 31, 2004.
While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

NON-INTEREST INCOME: Non-interest income totaled $110,000 for the three months ended March 31, 2005, compared to $395,000 for the three months ended March 31, 2004, a decrease of $285,000. This decrease is primarily due to gains realized on the sale of the San Antonio Branches in 2004.

NONINTEREST EXPENSE. Noninterest expense totaled $1,217,000 for the three-month period ended March 31, 2005, an increase of $281,000, or 30.0% from the three month period ended March 31, 2004. This increase was the result of increases in salaries and employee benefit expense, legal expenses and other expense. Salaries and employee benefit expense totaled $517,000 for the three months ended March 31, 2005, an increase of $64,000 from $453,000 for the three-month period ended March 31, 2004. Other expenses increased $246,000 for the period ended March 31, 2005 from $323,000 for the period ended March 31, 2004. The increase in other expenses resulted from additional legal and other professional fees related to the Bank’s asset quality problems and regulatory agreements.

INCOME TAXES. The Company recorded no income tax benefits during the three month period ended March 31, 2004 or the three month period ended March 31, 2005.

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

Cash and cash equivalents were $3,372,000 at March 31, 2005 and represented 7.0% of total assets and 8.3% of total deposits compared to 12.9% of total assets and 16.0% of total deposits at December 31, 2004. The Bank has the ability to borrow funds from the FHLB if the Bank needs to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Bank's liquidity position is adequate based on its level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

The Holding Company is without significant assets other than its ownership of all of the common stock of the Bank and is entirely dependent upon dividends received from the Bank or borrowings from its officers and directors in order to meet its cash obligations, including debt service on the $4,350,000 due under the Notes. Under the Determination Letter with the TDOB, the Bank is currently precluded from declaring and paying any dividends without prior approval. The Company has no source of funds to pay the interest that is past due on the debt or future interest requirements.

The Company has not met any of its interest payment obligations on the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of March 31, 2005, no agreement had been reached as to any restructuring of the Notes. There are no commitments by any of the Board members to lend additional funds. Accordingly, the Company does not have the financial means to service the interest payments on the Notes.

CAPITAL RESOURCES

The Company’s total shareholders' equity was $180,000 at March 31, 2005, representing a $700,000 decrease from December 31, 2004. The Bank is subject to regulatory capital requirements administered by state and federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk-based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier I and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier I capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Total capital includes Tier I capital plus the allowance for loan losses not to exceed 1.25% of risk-weighted assets. Risk-weighted assets are the Bank’s total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier I leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier I capital divided by average adjusted assets for the most recent quarter.

Under the Determination Letter, the Bank is required to maintain its capital at the “well capitalized” level until June 1, 2008. The table below sets forth Bank-only capital levels in addition to the capital requirements under the Determination Letter and prompt corrective action regulations.

	Actual Period-end March 31, 2005	Capital Ratios December 31, 2004	Required under TDOB Determination Letter	For Capital Adequacy Purpose	Minimum Requirements to be Well Capitalized under Prompt Action Requirements

Leverage Ratio
Tier I capital to average assets - Bank	9.6%	10.3%	5.00%	4.00%	5.00%

Risk-Based Capital Ratios
Tier I capital to risk-weighted assets - Bank	12.2%	13.2%	6.00%	4.00%	6.00%

Total capital to risk-weighted assets - Bank	13.5%	14.5%	10.00%	8.00%	10.00%

Other Matters

On February 15, 2005 the Bank executed Employment Agreements with John H. Mackey and Sergio L. San Pedro. These agreements provide for a base compensation per year of $120,000 for Mr. Mackey and $100,000 per year for Mr. San Pedro, which was subsequently increased to $110,000. These agreements also provide for payments to the executives upon a change of control of the Company or the Bank.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company performed an evaluation, as of the end of the period covered by this report, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures under the circumstances are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported.

During the period covered by this report, the Bank made the following changes in its internal controls:

(1) At December 31, 2004, the Bank did not have an effective program in reconciling its balance sheet accounts. The Bank has subsequently employed personnel to appropriately monitor the accounting process. As a result, the balance sheet accounts are now effectively reconciled on a timely basis.

There have been no other significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls during the Company's past fiscal quarter or subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the sales contract for the San Antonio branches, the Company was a party to an arbitration hearing with the purchaser (TexStar National Bank). On January 18, 2005 the Arbitrator ruled against the Company and awarded TexStar National Bank approximately $122,000. The related expense of this award was accrued in the Company’s 2004 financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to its Written Agreement with the Federal Reserve, the Holding Company may not take dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Federal Reserve. In addition, the Holding Company may not declare or pay any dividends without the prior written approval of the Federal Reserve and the Director of the Division of Bank Supervision and Regulation of the Board of Governors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Although no default has been declared, the Company did not pay interest that was due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003, March 31, 2004, September 30, 2004, March 31, 2005 and September 30, 2005 on its $4,350,000 9% convertible subordinated debt due March 31, 2008 issued under the Notes. Part I contains statements about the Notes. Only the specific statements about the Notes, the arrearage in payments of interest due and the possible consequences of default are incorporated in this Item 3. The specific statements are located in Part I, in Item 1, Note 5 to the financial statements and in Item 2, under the following headings: Overview, Dependence on the Bank, Analysis of Financial Condition and Liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE NUMBER
3.01	Certificate of Incorporation, as amended	Filed with the Company’s Form 10-K dated December 31, 1993 and incorporated by reference herein.
3.02	Restated Bylaws	Filed with the Company’s Form 10-K dated December 31, 1994 and incorporated by reference herein.
4.01	Form of Common Stock certificate (specimen)	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.02	Indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee	Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
4.03	Form of Notes (included in Exhibit 4.02)	Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
4.04	Form of Note Purchase Agreements dated March 31, 1998	Filed with the Company's Registration Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
10.01	Branch Purchase and Assumption Agreement entered into with W. Marvin Rush as Agent for the organizers of TexStar Bank on October 31, 2003	Filed with tee Company's Form 8-K filed on November 18, 2003 and incorporated by reference herein.
11	Statement Regarding the Computation of Earnings Per Share	Reference is hereby made to the Consolidated Statements of Operations on page 3 and Note 2 to the Consolidated Financial Statements on page 8 hereof
31.1	Certification of principal executive officer and principal financial officer Pursuant to Rule 13a-14(a)/15d-14(a)	32
32.1	Certification of the chief executive officer and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	34

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2006

Surety Capital Corporation

By:	/s/ Richard Abrams
Richard Abrams, Chairman

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE NUMBER
3.01	Certificate of Incorporation, as amended	Filed with the Company’s Form 10-K dated December 31, 1993 and incorporated by reference herein.
3.02	Restated Bylaws	Filed with the Company’s Form 10-K dated December 31, 1994 and incorporated by reference herein.
4.01	Form of Common Stock certificate (specimen)	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.02	Indenture dated as of March 31, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee	Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
4.03	Form of Notes (included in Exhibit 4.02)	Filed with the Company's Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.
4.04	Form of Note Purchase Agreements dated March 31, 1998	Filed with the Company’s Registration Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
10.01	Branch Purchase and Assumption Agreement entered into with W. Marvin Rush as Agent for the organizers of TexStar Bank on October 31, 2003	Filed with the Company's Form 8-K filed on November 18, 2003 and incorporated by reference herein.
11	Statement Regarding the Computation of Earnings Per Share	Reference is hereby made to the Consolidated Statements of Operations on page 4 and Note 2 to the Consolidated Financial Statements on page 8 hereof
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	32
32.1	Certification of the chief executive officer and chief financial officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	34

Exhibit 31.1

I, Richard Abrams, principal executive officer and principal financial officer of Surety Capital Corporation, certify that:

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: March 2, 2006	/s/ Richard Abrams
Richard Abrams, Chairman (principal executive officer and principal financial officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Surety Capital Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard N. Abrams, chief executive officer and chief financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 2, 2006	/s/ Richard Abrams
Richard Abrams, Chairman (chief executive officer and chief financial officer)