Form 10-Q
period 2005-06-30
SURETY CAPITAL CORP /DE/
filed 2006-04-14
CIK 784932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

Yes [] No [x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
Common stock outstanding on June 30, 2005: 11,320,973
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

		Page No.
PART I	- FINANCIAL INFORMATION
ITEM 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Comprehensive Income	4
	Condensed Consolidated Statements of Changes in Shareholders' (Deficit) Equity	5
	Condensed Consolidated Statements of Cash Flow	6
	Notes to Consolidated Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3.	Controls and Procedures	27

PART II	- OTHER INFORMATION
ITEM 1.	Legal Proceedings
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
ITEM 3.	Defaults Upon Senior Securities	28
ITEM 6.	Exhibits and Reports on Form 8-K	29

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

SURETY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(000 omitted)

	June 30	December 31,
	2005	2004

	(Unaudited)	(Unaudited)
Assets:
Cash and due from banks	$ 3,623	$ 7,043
Federal funds sold	0	0

Total cash and cash equivalents	3,623	7,043
Interest-bearing time deposits in other financial institutions	25	25
Securities available for sale, at fair value	0	34
Loans, net	41,242	41,759
Premises and equipment, net	2,083	2,067
Accrued interest receivable	130	181
Other real estate and repossessed assets	65	1,580
Goodwill, net	1,045	1,045
Other assets	746	1,038

Total assets	$ 48,959	$ 54,772

Liabilities:
Noninterest-bearing demand deposits	$ 8,946	$ 7,690
Savings, NOW and money market accounts	8,589	9,827
Time deposits, $100,000 and over	9,164	9,712
Other time deposits	15,384	16,695

Total deposits	42,083	43,924
FHLB Borrowing	1,000	3,000
Convertible subordinated debt	4,350	4,350
Accrued interest payable and other liabilities	1,842	2,618
Total liabilities	49,275	53,892

Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued Common stock, $0.01 par value, 20,000,000 shares authorized, 11,400,809 issued at June 30, 2005 and December 31, 2004.	114	114

Additional paid-in capital	18,103	18,103
Accumulated deficit	(18,158)	(16,977)
Treasury stock, 79,836 shares at cost	(375)	(375)
Accumulated other comprehensive income (loss)	0	15

Total shareholders' equity	(316)	880

Total liabilities and shareholders' equity	$ 48,959	$54,772

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
		Three Months Ended (000 omitted)				Six Months Ended (000 omitted)

	June 30		June 30		June 30		June 30
		2005		2004		2005		2004

Interest income:
Loans, including fees	$	$ 907	$	$ 1,062	$	$ 1,778	$	$ 2,069
Securities, all taxable		0		29		0		32
Federal funds sold and interest bearing deposits		20		7		31		9

Total interest income		927		1,098		1,809		2,110

Interest expense:
Deposits		227		236		452		486
Notes Payable		102		111		203		213

Total interest expense		329		347		655		699

Net interest income		598		751		1,154		1,411
Provision for credit losses		75		533		223		533

Net interest income after provision for credit
losses		523		218		931		878

Noninterest income:
Service charges on deposit accounts		60		84		125		188
Other fee income		0		6		0		16
Gain (loss) on sale of other real estate owned		123		41		85		41
Gain (loss) on sale of branches		0		0		0		265
Other income		35		82		117		98

Total noninterest income		218		213		327		608

Noninterest expense:
Salaries and employee benefits		501		373		1,018		825
Occupancy and equipment		80		105		211		265
Other expenses		640		444		1,210		767

Total noninterest expense		1,221		922		2,439		1,857

Net loss before income taxes		(480)		(491)		(1,181)		(371)
Income tax (benefit)		-		-		-		-

Net income (loss)		$(480)		$(491)		$(1,181)		$(371)

Net income (loss) per share - Basic		$(0.04)		$(0.05)		$(0.10)		$(0.04)

Net income (loss) per share - Diluted		$(0.04)		$(0.05)		$(0.10)		$(0.04)

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended			Six Months Ended

	June 30	June 30	June 30		June 30
	2005	2004		2005	2004

Net loss	$(480,000)	$ (491,000)		$(1,181,000)	$(371,000)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale
securities arising during the period, net of taxes	(15,000)	0		(16,000)	2,000

Total other comprehensive income (loss)	(15,000)	0		(16,000)	2,000
Comprehensive loss	$(495,000)	$ (491,000)	$	$(1,197,000)	$(369,000)

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
(Unaudited)

	Six Months Ended

	June 30	June 30
	2005	2004

Balance at December 31, 2004 and 2003	$880,000	$3,762,000
Net loss	(1,181,000)	(371,000)
Change in fair value of securities available-for-sale, net of tax	(15,000)	2,000

Balance at end of period	$(316,000)	$3,393,000

See accompanying notes to consolidated financial statements.

5

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

		Six Months Ended

	June 30, 2005	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,181,000)	$(371,000)
Adjustments to reconcile net loss to net cash provided
by operating activities
Provision for credit losses	223,000	533,000
Depreciation	61,000	72,000
FHLB stock dividends	(7,000)	(13,000)
TIB stock dividends	0	(3,000)
Net gain on sale of branches	0	(265,000)
Net (gain) loss on the sale or disposal of assets	0	(41,000)
Other	(18,000)	0
Changes in other assets and liabilities
Accrued interest receivable	51,000	84,000
Other assets	20,000	914,000
Accrued interest payable and other liabilities	(772,000)	(372,000)

Net cash provided by operating activities	$(1,623,000)	$538,000
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	$294,000	$45,000
Securities available for sale
Purchases	0	(198,000)
Maturities and repayments	34,000	754,000
Disposal of Federal Reserve Bank stock	278,000	0
Expenditures for property and equipment	(77,000)	(9,000)
Proceeds from the sale of property and equipment		2,479,000
Proceeds for the sale of other real estate owned	1,515,000	1,440,000
Net expenditures from the disposal of branches	0	(18,565,000)

Net cash provided by investing activities	$2,044,000	$(14,079,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$(1,841,000)	$2,069,000
Borrowing from the FHLB	5,300,000	6,700,000
Repayment of borrowing from FHLB	(7,300,000)	(6,700,000)
Net cash provided by financing activities	$(3,841,000)	$2,069,000

Net change in cash and cash equivalents	$(3,420,000)	$(11,472,000)
CASH AND CASH EQUIVALENTS, beginning of year	$7,043,000	$14,426,000

CASH AND CASH EQUIVALENTS, end of period	$3,623,000	$2,954,000

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$456,000	$740,000
Significant non-cash transactions:
Transfers of repossessed collateral to other real estate owned	$27,000	$376,000
Financed sales of other real estate owned	$2,945,000	1,458,000

SURETY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The accompanying unauditedconsolidated financial statements include the accounts of Surety Capital Corporation (the "Holding Company") and its wholly-owned subsidiary, Surety Bank (the "Bank" and, together with the Holding Company, the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading and to present fairly the financial position of the Company at June 30, 2005, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances.

The Company has not filed its Form 10K-SB annual report for the fiscal year ended December 31, 2004 due to its inability to obtain audited financial statements for that period.

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

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred significant losses, is in default on the interest payments on its subordinated debt, is operating under both a Determination Letter (the “Determination Letter”) with the Texas Department of Banking (“TDOB”) and a Written Agreement (the “Written Agreement”) with the Board of Governors of the Federal Reserve Bank of Dallas (the “Federal Reserve”), and, prior to June 1, 2005, operated under a Consent Order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”). The appropriateness of using the going concern basis is dependent upon the Company's ability to improve profitability through increasing marketing efforts, introducing new deposit products, emphasizing loan growth and reducing non-interest expense. In addition, the Company must meet the requirements of the Determination Letter and the Written Agreement, both of which are discussed in further detail below in Item 2 under the heading "Regulatory Relations." The uncertainty of these conditions raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2005	2004	2005	2004

Weighted average shares outstanding	11,320,973	10,006,080	11,320,973	10,006,080
Basic	0	0	0	0
Effect of stock options	0	0	0	0
Weighted average shares outstanding - diluted	11,320,973	10,006,080	11,320,973	10,006,080

The Company reported a net loss for the three and six-month periods ended June 30, 2005 and for the three and six month periods ended June 30, 2004. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.

Note 3. Securities

Securities available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

June 30, 2005
U.S. Government agencies and corporations	$0	$0	$0	$0
Mortgage-backed securities	0	0	0	0
Other securities	0	0	0	0
Total	$0	$0	$0	$0

December 31, 2004
U. S. Government agencies and corporations	$0	$0	$0	$0
Mortgage-backed securities	0	0	0	0
Other securities	18	16	0	34
Total	$18	$16	$0	$34

There were no holdings of securities of any one issuer in an amount greater than 10% of shareholders' equity at December 31, 2004 or June 30, 2005.

Mortgage-backed securities are backed by pools of mortgages that are insured or guaranteed by the Federal Home Loan Mortgage Corporation and the Government National Mortgage Corporation. Other securities include stock holdings in Independent Bankers Financial Corporation, the Federal Reserve Bank and the Federal Home Loan Bank ("FHLB").

The amortized cost and estimated fair value of securities available for sale at June 30, 2005 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations. Mortgage-backed securities and other securities are shown separately since they are not due at a single maturity date.

	Amortized Cost	Estimated Fair Value
Due within one year
Due after one year through five years	$ 0	$ 0
Due after five years through ten years	0	0
Mortgaged-backed securities	0	0
Other securities	$ 0	$ 0

Total Securities	$ 0	$ 0

The Company sold equity securities during the three-months ended June 30, 2005 and recorded gains of $17,000. There were no sales of securities available-for-sale during the three-month period ended June 30, 2004.

Note 4. Loans

Loans consisted of the following:

	June 30, 2005 (000 omitted)	December 31, 2004 (000 omitted)
Real estate loans	$ 27,909	$ 27,575
Insurance premium financing	6,473	5,384
Commercial loans	6,536	6,675
Consumer loans	2,464	4,116
Total gross loans	43,382	43,750
Unearned interest	(136)	(156)
Allowance for credit losses	(2,004)	(1,835)

Activity in the allowance for credit losses on loans was as follows:

	Three Months Ended (000 omitted)		Six Months Ended (000 omitted)
	June 30	June 30	June 30	June 30
	2005	2004	2005	2004

Beginning balance	$1,997	$ 827	$ 1,835	$ 1,688
Provision for credit losses	75	533	223	533
Charge-offs	(219)	(232)	(308)	(1,363)
Recoveries

Ending balance	$ 2,004	$ 1,302	$ 2,004	$ 1,302

Impaired and non-performing loans were as follows:

	June 30, 2005 (000 omitted)	December 31, 2004 (000 omitted)
Impaired loans with allowance allocated	$305	$ 1,777
Impaired loans with no allowance allocated	2,,225	0
Impaired loans	2,530	1,777
Amount of allowance allocated	100	253
Non-performing loans
Loans past due over 90 days and still accruing	$ 78	$100
Non-accrual loans	2,530	1,777
Total non-performing loans	$ 2,608	$ 1,877

Approximately, $2,225,000 of the non-performing loans as of June 30, 2005 relate to the sale of other real estate owned which has deferred income of $ 1,425,000. The terms of the loan do not meet the criteria for the accrual of interest under generally accepted accounting principles as the loan is interest only payable semiannually with all unpaid principal and interest due at maturity. Subsequent to June 30, 2005, the Company sold this loan for approximately $1,500,000, eliminated the deferred income of $1,425,000 and recognized a gain on sale of the loan of approximately $642,000.

Note 5. Convertible Subordinated Debt and Notes Payable

On March 31, 1998, the Holding Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Holding Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Holding Company. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008. The amount of the interest arrearage is $1,468,125.00.

The Company did not pay the interest due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003, March 31, 2004, September 30, 2004 or March 31, 2005. In February 2002, the Company notified holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of June 30, 2005, no agreement had been reached as to any restructuring of the Notes.

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

The Notes are not subject to mandatory redemption or sinking fund provisions. At any time after March 31, 2002 and prior to maturity, the Notes are redeemable for cash at the option of the Company, on at least 30 but not more than 60 days’ notice, in whole or in part, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption.

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

Financial instruments with off-balance sheet risk at June 30, 2005 and December 31, 2004 included unfunded loan commitments of $941,000 and $1,915,000 and letters of credit of $150,000 and $175,000, respectively.

There were no Federal funds sold at June 30, 2005 or December 31, 2004.

The Company has geographic concentrations of credit in its principal market areas of Grayson and Tarrant Counties, Texas. When the Bank sold its four branches in San Antonio, Texas (the “San Antonio Branches”), it was required to retain several loans as part of the transaction. Therefore, there is also geographic concentration of credit in Bexar County, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance Premium Finance ("IPF") loans, secured by the residual value of unearned insurance premiums, comprised $6,473,000, or 14.9%, and $5,384,000, or 12.3%, of gross loans at June 30, 2005 and December 31, 2004, respectively.

Note 7. Other Non-interest Expense

Other non-interest expense consisted of the following:

	Three Months Ended			Six Months Ended

	June 30	June 30	June 30	June 30
	2005	2004	2005	2004
	(000 omitted)	(000 omitted)	(000 omitted)	(000 omitted)

Legal, audit and other professional services	$ 268	$ $ 101	$ $ 514	$ $ 186
Postage and delivery	8	24	34	47
Telephone	11	22	18	41
Office supplies	20	21	40	35
Amortization of debt issuance costs	10	10	20	20
Insurance	46	65	91	106
FDIC and OCC assessments	32	129	70	137
Other	245	72	423	195

Total other non-interest expense	640	$$444	$ $ 1,210	$$767

Note 8. Business Segments

The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on interest income and profit or loss from operations.

	Community Banking	Insurance Premium Financing	Total
Six month period ended June 30, 2005:	(000 omitted)	(000 omitted)	(000 omitted)
Net interest income	$ 680	$ 474	$ 1,154
Provision for credit losses	(223)	0	(223)
Noninterest income	322	5	327
Noninterest expense	(2,121)	(318)	(2,439)

Six month period ended June 30, 2004:
Net interest income	$ 982	$ 429	$ 1,411
Provision for credit losses	(533)	0	(533)
Noninterest income	596	12	608
Noninterest expense	(1,606)	(251)	(1,857)
Net income (loss)	(561)	190	(371)

Three month period ended June 30, 2005:
Net interest income	$ 339	$ 259	$ 598
Provision for credit losses	(75)	0	(75)
Noninterest income	215	3	218
Noninterest expense	(1,052)	(169)	(1,221)
Net income (loss)	(573)	93	(480)

Three month period ended June 30, 2004:
Net interest income	$470	$ 281	$ 751
Provision for credit losses	(533)	0	(533)
Noninterest income	201	12	213
Noninterest expense	(806)	(116)	(922)
Net income (loss)	(668)	177	(491)

At June 30, 2005
Loans, gross	36,909	6,473	43,382
Total assets	42,694	6,265	48,959

At December 31, 2004
Loans, gross	38,366	5,384	43,750
Total assets	49,680	5,092	54,772

Note 9. Current Developments

On June 1, 2005, the Bank converted its charter to a Texas state charter and the Bank’s name changed to Surety Bank. Both the TDOB and the Bank’s shareholder approved the charter conversion. The Holding Company is the only shareholder of the Bank. Except for the change in the form of the charter and the resulting regulatory oversight by the TDOB, no major changes in the operation of the Bank are contemplated. The reason for the conversion was the Board of Directors’ belief that the Bank can operate more effectively and efficiently as a state bank. When the conversion was consummated and as a part of the conversion, all shares of stock in the Bank were cancelled and an identical number of shares of stock in the state bank were issued. All of the issued and outstanding shares of the state bank after conversion are owned by the Holding Company, so there is no new or different shareholder. There was no change of facilities as a result of the conversion; the Bank continues to operate from the same facilities and locations as a state bank that it had as a national bank. The directors and the executive officers of the Bank continue to serve as directors and hold the same offices after the conversion. As a result of the conversion, the Texas Department of Banking issued a Determination Letter under which the Company is to operate. See item 2 for a detailed discussion of the Determination Letter.

On October 10, 2005, the Board of Directors of the Company entered into the Written Agreement with the Federal Reserve. Under the Written Agreement, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the Federal Reserve. Also, the Company is required to develop and submit to the Federal Reserve a written three-year capital plan for the Bank, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Company has not met its interest payment obligations on the Notes since missing the interest payment that was due March 31, 2002.

On January 20, 2006, the Bank sold its Whitesboro branch to Legend Bank, N.A. (Legend) and recorded a gain on sale of approximately $1,541,000. In connection with the sale of the Whitesboro branch, Legend assumed approximately $20,314,000 in deposits and purchased, among other assets, approximately $12,898,000 in loans. The Bank transferred approximately $4,172,000 in cash to complete the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2005 compared to December 31, 2004, and the consolidated results of operations for the six-month and three-month periods ended June 30, 2005 compared to the same periods in 2004. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

The Bank currently operates under a Determination Letter issued by the TDOB and effective on June 1, 2005. Among other requirements, the Bank’s Board of Directors must (1) submit a comprehensive strategic plan and (ii) an improved capital plan. The Bank’s Board of Directors and management are attempting to comply with the Determination Letter, but compliance with its provisions cannot be assured.

Further, the Holding Company is without significant assets other than its ownership of all the common stock of the Bank and is dependent upon dividends received from the Bank in order to meet its cash obligations, including service of its obligations under the Notes. Pursuant to the provisions of the Company’s agreement with the TDOB and the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is precluded from declaring and paying any dividends without prior TDOB and FDIC approval. Previously, the Company was subject to the same restrictions pursuant to the Consent Order issued by the OCC. The Company received OCC approval to reduce the Bank's surplus in 2000 and received loans from certain employees and members of the Board of Directors during 2001 to help the Company meet its cash obligations. The TDOB and FDIC, as well as the Federal Reserve, approved two returns of capital of approximately $34,000 in January and February, 2006 to allow the Company to meet some of its cash obligations. However, there have been no other approvals by the TDOB and FDIC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Holding Company, nor have there been future commitments by any employee, officer or director to loan the Holding Company additional funds. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital. The Company has made a request to the Bank for a distribution of $150,000. This request is pending approval of the TDOB, FDIC and the Federal Reserve Bank.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have material adverse effects on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

- The ability of the Company to comply with the terms of the Determination Letter entered into on June 1, 2005 with the TDOB as more fully discussed below under "Regulatory Relations".

- The ability of the Company to comply with the terms of the Written Agreement entered into on October 11, 2005 with the Federal Reserve Bank as more fully discussed below under “Regulatory Relations”.

- The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

- The ability of the Company to grow despite the reduction in the number of branches and overall size resulting from the January 2004 sale of the San Antonio Branches and the January 2006 sale of the Whitesboro branch

- The ability of the Company to grow deposits and loans since the change of management during November 2004.

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

- The ability of the Company to compete with other financial institutions as effectively as the Company currently intends due to increases incompetitive pressures in the financial services sector.

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

REGULATORY RELATIONS

CONDITIONS OF CONVERSION TO A STATE CHARTER IMPOSED BY THE TEXAS DEPARTMENT OF BANKING. The TDOB issued a Determination Letter requiring the Bank to submit a capital plan, a strategic plan and budget, appoint a compliance committee, revise its loan policy, improve its classified assets, revise the Bank’s asset/liability policy, correct any violations of laws or regulations, if any, review its information systems, correct internal control and procedure weaknesses, if any, appoint an Audit Committee, provide the TDOB with 30 days prior notice of any addition to the Board of Directors or employment of any executive officer and provide quarterly progress reports by the Board of Directors of the Bank to the TDOB and FDIC showing compliance with the Determination Letter.

WRITTEN AGREEMENT: On October 10, 2005, the Board of Directors of the Company entered into a Written Agreement with the Federal Reserve. Under the Written Agreement, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the Federal Reserve. Also, the Company is required to develop and submit to the Federal Reserve a written three-year capital plan for the Bank, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Company has not met its interest payment obligations on the Notes since missing the interest payment that was due March 31, 2002.

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

DEPENDENCE ON BANK. The Holding Company is without significant assets other than its ownership of all of the common stock of the Bank. The Holding Company is dependent upon dividends received from the Bank in order to meet its cash obligations, including debt service on the Notes. The Bank is currently precluded from declaring and paying any dividends to the Holding Company without prior TDOB and FDIC approval, and other than the returns of capital in the first quarter of 2006, no further approval has been obtained. The Bank previously had the same restrictions pursuant to the Consent Order issued by the OCC. On March 28, 2000, the OCC approved a reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. During 2001, certain Board members lent the Company $195,000 under noninterest bearing notes convertible into shares of unregistered restricted stock and purchased shares of newly issued restricted stock for $351,900 to enable the Company to meet its cash obligations, including interest payments on the Notes. During 2002, the Company issued 655,000 shares of unregistered restricted common stock for $68,100 and converted $95,000 of non-interest bearing notes into 438,392 shares of unregistered restricted common stock. During 2004, the Company received $15,000 to pay corporate expenses for the issuance of 833,333 shares of unregistered restricted common stock. $10,000 was received from directors of the Company. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock and (except for those noted above) there have been no approvals by the TDOB and FDIC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Company. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs. See also the discussion below under the heading "Liquidity".

ANALYSIS OF FINANCIAL CONDITION

The Company's assets totaled $49.0 million at June 30, 2005, representing a $5.8 million, or 10.6%, decrease compared to $54.8 million at December 31, 2004. Cash and cash equivalents declined $3.4 million from $7.0 million at December 31, 2004 to $3.6 million at June 30, 2005. Loans, adjusted for transfers to other real estate, declined $0.5 million, and other real estate and repossessed assets declined $1.5 million. The decrease in assets was primarily the result of utilizing liquidity to fund reductions in deposits and borrowings coupled with the disposal of repossessed assets.

Net loans decreased $0.6 million, or 1.%, from $41.8 million at December 31, 2004 to $41.2 million at June 30, 2005. IPF loans increased $1.1 million, or 20.2%, from December 31, 2004. Real estate loans decreased $0.3 million, or 0.7%. Loans, net, as a percentage of total deposits, were 98.0% at June 30, 2005 compared to 95.1% at December 31, 2004.

Other real estate owned and repossessed assets decreased $1.5 million to $65,000 at June 30, 2005. During the first quarter, the Company sold two large real estate parcels. The Bank recognized $85,000 of the gains on the sale of real estate and deferred gains of $1.4 million.

Total deposits were $42.1 million at June 30, 2005, a $1.8 million, or 4.2% decrease, from December 31, 2004. Non-interest-bearing demand deposits increased $1.2 million to $8.9 million and represented 21.3% of total deposits at June 30, 2005 compared to $7.7 million, or 17.5% of total deposits, at December 31, 2004. Interest-bearing deposits decreased $3.1 million, or 8.5%, from December 31, 2004.

Convertible subordinated debt under the Notes totaled $4.350 million at June 30, 2005 and December 31, 2004. The Notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank and bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the Notes is payable semi-annually. The Company has not yet met any of its interest payment obligations under the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified the holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of June 30, 2005, no agreement had been reached as to any restructuring of the Notes. Management does not know if it will be successful in these negotiations. The amount of the principal and any accrued and unpaid interest on the Notes is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the notes, together with any accrued and unpaid interest, to be immediately due and payable.

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

In January 2004, the Company sold the San Antonio Branches at a profit of approximately $265,000. The effect of the branch sales had a material positive effect on first and second quarter results of operations.

The Company experienced a $480,000 net loss for the three months ended June 30, 2005 ($0.04 per share) compared to a $491,000 net loss for the three months ended June 30, 2004 ($0.05 per share). There was a provision for credit loss of $533,000 and a gain on the sale of other real estate of $41,000 for the three months ended June 30, 2004 compared to a provision for credit loss of $ 75,000 and a gain on the sale of other real estate of $ 123,000 for the three months ended June 30, 2005. For the six-month period ended June 30, 2005, the Company recorded a net loss of $1,181,000 ($0.10 per share) compared to a $371,000 loss ($0.04 per share) for the six month period ended June 30, 2004. There was a gain on the sale of other real estate owned of $41,000, the gain on the sale of the San Antonio Branches of $265,000 and a provision for credit losses of $533,000 for the six month period ended June 30, 2004 compared to a gain on the sale of other real estate owned of $85,000 and provision for credit losses of $ 223,000 for the six month period ended June 30, 2005.

The Company did not record a tax benefit with the losses because the Company cannot be reasonably certain that it will receive a future income tax benefit. At June 30, 2005, total other real estate owned and repossessed assets had been reduced to $65,000 but loans on non-accrual status were $2.5 million. These non-performing assets represented 5.1% of total assets. Resolution of these problem assets would have a positive effect on the Company's operations.

NET INTEREST INCOME: Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. For the three months ended June 30, 2005, net interest income decreased $153,000 to $598,000, or 20.3%, compared to $751,000 for the three months ended June 30, 2004. This resulted from a decrease in total interest income of $171,000 being partially offset by a reduction in interest expense of $18,000 for the three months ended June 30, 2005.

The decrease in total interest income was primarily due to the decrease in interest and fees earned on loans, which decreased $155,000 during the three months ended June 30, 2005 as compared with the three months ended June 30, 2004. While average loans outstanding during the comparative time periods decreased, the weighted average yield on the loan portfolio decreased to approximately 8.2% for the three months ended June 30, 2005 from approximately 9.1% for the three months ended June 30, 2004. The decline in average yields resulted from a decline in overall rates charged. For the six month period ended June 30, 2005, net interest income declined $257,000 to $1,154,000 from $1,411,000 for the six month period ended June 30, 2004. This resulted from a decrease in total interest income of $301,000 being partially offset by a reduction in interest expense of $44,000 during the six months ended June 30, 2005. The net interest margin was 5.1% during the six month period ended June 30, 2005, representing a 30 basis point decrease from the six month period ended June 30, 2004. Interest and fees on loans decreased from $2,069,000 for the six months ended June 30, 2004 to $1,778,000 for the six months ended June 30, 2005, a decrease of $291,000. Average loans outstanding during the six month period ended June 30, 2005 decreased from the six month period ended June 30, 2005. The weighted average yield on the loan portfolio increased approximately 60 basis points to 8.2% during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Total interest expense also decreased as a result lower levels of deposits and borrowings outstanding. Interest expense on deposits decreased $9,000 for the three months ended June 30, 2005 to $227,000 from $236,000 for the three months ended June 30, 2004. Interest on notes payable declined $9,000 from $111,000 to $102,000.

Interest expense on deposits decreased from $486,000 for the six months ended June 30, 2004 to $452,000 for the six months ended June 30, 2005, a decrease of $34,000. Interest expense on notes payable decreased $10,000 for the six months ended June 30, 2005 to $203,000 from $213,000 for the six months ended June 30, 2004.

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

ALLOWANCE AND PROVISION FOR CREDIT LOSSES. The Company maintains an allowance for credit losses in an amount that, in management's judgment, is more than adequate to absorb reasonably foreseeable losses inherent in the loan portfolio. While the Company’s management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors, including the performance of the Company's loan portfolio, the economy, changes in real estate values and interest rates and the view of the regulatory authorities toward loan classifications. The provision for loan losses is determined by management as the amount to be added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level that is considered adequate to absorb losses inherent in the loan portfolio. The amount of the provision is based on management's quarterly review of the loan portfolio and consideration of such factors as historical loss experience, general prevailing economic conditions, changes in the size and composition of the loan portfolio and specific borrower considerations, including the ability of the borrower to repay the loan and the estimated value of the underlying collateral. In addition, the Company utilizes outside consultants to review its loan portfolio periodically and is examined periodically by regulatory examiners.

All lending activity contains risks of loan losses and the Company recognizes these credit risks as a necessary element of its business activity. One of the primary objectives of the loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio loss reserves.

During the three months ended June 30, 2005, the Company experienced loan losses of $68,000, net of recoveries. During the three months ended June 30, 2004, charge-offs exceeded recoveries by $58,000. Loan losses, net of recovery were $54,000 for the six months ended June 30, 2005 compared to net charge-offs of $919,000 during the six months ended June 30, 2004. The allowance for credit losses at June 30, 2005 was $2,004,000, or 4.6% of gross loans, versus $1,302,000, or 2.6% of gross loans, at June 30, 2004.

Nonperforming loans, defined as loans past due ninety days or more and loans for which the accrual of interest has been discontinued, totaled $2,608,000 at June 30, 2005, an increase of $731,000 from $1,877,000 at December 31, 2004. Non-accrual loans increased $753,000. The increases were due primarily to the sale of other real estate for $2,225,000 where the terms of the loan did not meet the criteria for the accrual of interest under generally accepted accounting principles partially offset by the reduction of non accrual loans due to pay offs. Non-performing loans as a percentage of total gross loans were 6.0% at June 30, 2005 and 4.3% at December 31, 2004.

While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

NON-INTEREST INCOME: Non-interest income totaled $218,000 for the three months ended June 30, 2005, compared to $213,000 for the three months ended June 30, 2004, an increase of $5,000. This increase is primarily due to gains realized on the sale of other real estate owned, substantially offset by declines in service charges on deposit accounts and miscellaneous income.

For the six month period ended June 30, 2005, total non-interest income decreased $281,000. Other income for the six month period ended June 30, 2004 includes a $265,000 gain realized on the sale of the San Antonio Branches. Increases and decreases in other elements of other income offset each other.

NONINTEREST EXPENSE. Noninterest expense totaled $1,221,000 for the three-month period ended June 30, 2005, an increase of $299,000, or 32.4%, from the three month period ended June 30, 2004. This increase was the result of increases in salaries and employee benefit expense, legal expenses and other expense. Salaries and employee benefit expense totaled $501,000 for the three months ended June 30, 2005, an increase of $128,000 from $373,000 for the three-month period ended June 30, 2004. Other expenses increased $196,000 for the period ended June 30, 2005 from $444,000 for the period ended June 30, 2004. The increase in salaries and employee benefits resulted from adding employees and severance payments to previous employees. The increase in other expenses resulted from additional legal and other professional fees related to the Bank’s asset quality problems and regulatory agreements.

For the six month period ended June 30, 2005, non-interest expense increased $582,000 as compared to the six month period ended June 30, 2004. Salary and employee benefit expenses increased $193,000, or 23.4%, and other expenses increased $443,000, or 57.8%, during the same time period for the reasons noted above.

INCOME TAXES. The Company recorded no income tax benefits during the three month period ended June 30, 2004 or the three month period ended June 30, 2005.

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

Cash and cash equivalents were $3,623,000 at June 30, 2005 and represented 7.4% of total assets and 8.6% of total deposits compared to 12.9% of total assets and 16.0% of total deposits at December 31, 2004. The Bank has the ability to borrow funds from the FHLB if the Bank needs to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Bank's liquidity position is adequate based on its level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

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

The Company has not yet met any of its interest payment obligations on the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of June 30, 2005, no agreement had been reached as to any restructuring of the Notes. There are no commitments by any of the Board members to lend additional funds. Accordingly, the Company does not have the financial means to service the interest payments on the Notes.

CAPITAL RESOURCES

The Company’s total shareholders' deficit was ($246,000) at June 30, 2005 as compared to total shareholders’ equity of $880,000 at December 31, 2004, representing a $1,126,000 decrease from December 31, 2004. The Bank is subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk-based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier I and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier I capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Total capital includes Tier I capital plus the allowance for loan losses not to exceed 1.25% of risk-weighted assets. Risk-weighted assets are the Bank’s total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier I leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier I capital divided by average adjusted assets for the most recent quarter.

Under the Determination Letter, the Bank is required to maintain its capital at the “well capitalized” level until June 1, 2008. The table below sets forth Bank-only capital levels in addition to the capital requirements under the Determination Letter and prompt corrective action regulations.

	Actual Period-end June 30, 2005	Capital Ratios December 31, 2004	Required under TDOB Determination Letter	For Capital Adequacy Purpose	Minimum Requirements to be Well Capitalized under Prompt Action Requirements

Leverage Ratio
Tier I capital to average assets - Bank	9.5%	10.3%	5.00%	4.00%	5.00%

Risk-Based Capital Ratios
Tier I capital to risk-weighted assets - Bank	11.4%	13.2%	6.00%	4.00%	6.00%

Total capital to risk-weighted assets - Bank	12.7%	14.5%	10.00%	8.00%	10.00%

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

There has been no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have not been any legal proceedings of a material nature.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Determination Letter, the Bank is precluded from declaring and paying any dividends without prior TDOB and FDIC approval.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Although no default has been declared, the Company did not pay interest that was due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003, March 31, 2004, September 30, 2004, March 31, 2005 and September 30, 2005 on $4,350,000 aggregate principal amount of the Notes. Part I contains statements about the Notes. Only the specific statements about the Notes, the arrearage in payments of interest due and the possible consequences of default are incorporated in this Item 3. The specific statements are located in Part I, in Item 1, Note 5 to the financial statements and in Item 2, under the following headings: Overview, Dependence on the Bank, Analysis of Financial Condition and Liquidity.

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

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2006 Surety Capital Corporation

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

Date: April 10, 2006	/s/ Richard Abrams
Richard Abrams, Chairman (principal executive officer and principal financial officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Surety Capital Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard N. Abrams, chief executive officer and chief financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 10, 2006	/s/ Richard Abrams
Richard Abrams, Chairman (chief executive officer and chief financial officer)