Form 10QSB
period 2006-06-12
SURETY CAPITAL CORP /DE/
filed 2006-06-12
CIK 784932

SRYP -- Surety Capital Corp.
Com (1 Cent)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-QSB
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ___________.
Commission files number 001-12818

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
Common stock outstanding on September 30, 2005: 11,320,973
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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

SURETY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(000 omitted)

	September 30	December 31,
	2005	2004

	(Unaudited)	(Unaudited)
Assets:
Cash and due from banks	$5,989	$ 7,043
Federal funds sold	0	0

Total cash and cash equivalents	5,989	7,043
Interest-bearing time deposits in other financial institutions	25	25
Securities available for sale, at fair value	0	34
Loans, net	40,424	41,759
Premises and equipment, net	2,342	2,067
Accrued interest receivable	119	181
Other real estate and repossessed assets	65	1,580
Goodwill, net	1,045	1,045
Other assets	709	1,038

Total assets	$ 50,718	$ 54,772

Liabilities:
Noninterest-bearing demand deposits	$ 8,369	$ 7,690
Savings, NOW and money market accounts	8,313	9,827
Time deposits, $100,000 and over	8,871	9,712
Other time deposits	18,389	16,695

Total deposits	43,942	43,924
FHLB Borrowing	-	3,000
Convertible subordinated debt	4,350	4,350
Accrued interest payable and other liabilities	2,080	2,618
Total liabilities	50,372	53,892

Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
Common stock, $0.01 par value, 20,000,000 shares authorized, 11,400,809 issued at September 30, 2005; 11,400,809 issued at December 31, 2004	114	114

Additional paid-in capital	18,103	18,103
Accumulated deficit	(17,496)	(16,977)
Treasury stock, 79,836 shares at cost	(375)	(375)
Accumulated other comprehensive income (loss)	0	15

Total shareholders' equity	(346)	880

Total liabilities and shareholders' equity	$ 50,718	$54,772

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
		Three Months Ended			Nine Months Ended

	September 30	September 30		September 30		September 30
	2005		2004		2005	2004

Interest income:
Loans, including fees	$$1,043	$	$ 950	$	$ 2,821	$$3,019
Securities, all taxable	7		3		7	35
Federal funds sold and interest bearing deposits	7		3		38	12

Total interest income	1,057		956		2,866	3,066

Interest expense:
Deposits	242		260		694	746
Notes Payable	111		81		314	294

Total interest expense	353		341		1,008	1,040

Net interest income	704		615		1,858	2,026
Provision for credit losses	50		743		273	1,276

Net interest income after provision for credit
losses	654		(128)		1,585	750

Noninterest income:
Service charges on deposit accounts	57		94		182	282
Other fee income	11		4		11	20
Gain on sale of loan	642		-		642	-
Gain (loss) on sale of other real estate owned	5		-		90	41
Gain (loss) on sale of branches	-		(76)		-	265
Other income	387		(91)		504	7

Total noninterest income	1,102		(69)		1,429	615

Noninterest expense:
Salaries and employee benefits	480		437		1,498	1,262
Occupancy and equipment	109		107		320	372
Other expenses	506		494		1,716	1,261

Total noninterest expense	1,095		1,038		3,534	2,895

Net loss before income taxes	661		(1,235)		(520)	(1,530)
Income tax (benefit)	-		-		-	-

Net income (loss)	$661		$(1,235)		$(520)	$(1,530)

Net income (loss) per share - Basic	$(0.06)		$(0.11)		$(0.05)	$(0.14)

Net income (loss) per share - Diluted	$(0.06)		$(0.11)		$(0.05)	$(0.14)

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended			Nine Months Ended

	September 30	September 30	September30		September 30
	2005	2004		2005	2004

Net loss	$661	$ (1,235)		$(520)	$(1,530)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale
securities arising during the period, net of taxes	-	-		(16)	2

Comprehensive loss	$661	$ (1,235)	$	$(520)	$(1,530)

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
(Unaudited)

	Nine Months Ended

	September 30	September 30
	2005	2004

Balance at December 31, 2004 and 2003	$880	$3,762
Net loss	(520)	(1,530)
Change in fair value of securities available-for-sale, net of tax	(14)	2
Issuance of common stock	-	31

Balance at end of period	$(346)	$2,265

See accompanying notes to consolidated financial statements.

5

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

		Six Months Ended

	September 30, 2005	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(520)	$(1,530)
Adjustments to reconcile net loss to net cash provided
by operating activities
Provision for credit losses	273	1,276
Depreciation	103	105
FHLB stock dividends	(17)	-
TIB stock dividends	(642)	-
Net gain on sale of branches	-	(265)
Net (gain) loss on the sale or disposal of assets	(42)	(41)
Other	(90)	-
Changes in other assets and liabilities
Accrued interest receivable	62	137
Other assets	330	(254)
Accrued interest payable and other liabilities	(358)	69

Net cash provided by operating activities	$(1,081)	$(503)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	$3,059	$2.071
Securities available for sale
Purchases	-	(198)
Sales, maturities and repayments	36	1,009
Decrease in interest bearing time deposits, net	-	3
Expenditures for property and equipment	(402)	(240)
Proceeds from the sale of property and equipment	66	2,476
Proceeds for the sale of other real estate owned	250	1,440
Net expenditures from the disposal of branches	0	(18,565)

Net cash provided by investing activities	$3,009	$(12,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$18	$796
Borrowing from the FHLB	8,300	6,700
Repayment of borrowing from FHLB	(11,300)	(6,700)
Issuance of Common Stock	-	31
Net cash provided by financing activities	$(2.982)	$827

Net change in cash and cash equivalents	$(1,054)	$(11,680)
CASH AND CASH EQUIVALENTS, beginning of year	$7,043	$14,426

CASH AND CASH EQUIVALENTS, end of period	$5,989	$2,746

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$696	$774
Significant non-cash transactions:
Transfers of repossessed collateral to other real estate owned	$377	$1,023
Financed sales of other real estate owned	$1,732	2,347

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

These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading and to present fairly the financial position of the Company at September 30, 2005, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances.

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

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred significant losses, is in default on the interest payments on its subordinated debt, is operating under both a Determination Letter (the “Determination Letter”) with the Texas Department of Banking (“TDOB”) and a Written Agreement (the “Written Agreement”) with the Board of Governors of the Federal Reserve Bank of Dallas (the “Federal Reserve”), and, prior to September 1, 2005, operated under a Consent Order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”). The appropriateness of using the going concern basis is dependent upon the Company's ability to improve profitability through increasing marketing efforts, introducing new deposit products, emphasizing loan growth and reducing non-interest expense. In addition, the Company must meet the requirements of the Determination Letter and the Written Agreement, both of which are discussed in further detail below in Item 2 under the heading "Regulatory Relations." The uncertainty of these conditions raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September30	September 30
	2005	2004	2005	2004

Net income (loss)	$661		$(520)	$1,530
As reported		$1,235	0	0
Pro forma	661	(1,235)	(520)	(1,530)
Net income (loss) per share (as reported)
Basic	$0.06	$(0.11)	$(0.05)	$(0.14)
Diluted	$0.06	$(0.11)	$(0.05)	$(0.14)
Pro forma
Basic	$0.06	$(0.11)	$(0.05)	$(0.14)
Diluted	$0.06	$(0.11)	$(0.05)	$(0.14)

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	Septmeber 30
	2005	2004	2005	2004
Weighted average shares outstanding
Basic	11,320,973	10,890,392	11,320,973	10,803,500
Effect of stock options	-	-	-	-
Weighted average shares outstanding - diluted	11,320,973	10,890,392	11,320,973	10,803,500

The Company reported a net loss for the three and six-month periods ended September 30, 2005 and for the three and six month periods ended September 30, 2004. Accordingly, the dilutive effect of stock options is not considered in the net loss per share calculations for these periods.

Note 3. Securities

Securities available-for-sale consisted of the following:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

September 30, 2005
U.S. Government agencies and corporations	$0	$0	$0	$0
Mortgage-backed securities	0	0	0	0
Other securities	0	0	0	0
Total	$0	$0	$0	$0

December 31, 2004
U. S. Government agencies and corporations	$0	$0	$0	$0
Mortgage-backed securities	0	0	0	0
Other securities	18	16	0	34
Total	$18	$16	$0	$34

The Company sold equity securities during the nine-months ended September 30, 2005 and recorded gains of $17,000.

Note 4. Loans

Loans consisted of the following:

	September 30, 2005 (000 omitted)	December 31, 2004 (000 omitted)
Real estate loans	$25,434	$27,575
Insurance premium financing	7,573	5,384
Commercial loans	7,255	6,675
Consumer loans	2,208	4,116
Total gross loans	42,470	43,750
Unearned interest	116	156
Allowance for credit losses	1,930	1,835
Loans, net	$40,424	$41,759

Activity in the allowance for credit losses on loans was as follows:

	Three Months Ended (000 omitted)		Nine Months Ended (000 omitted)
	September 30	September 30	September 30	September 30
	2005	2004	2005	2004

Beginning balance	$2,004	$ 1,302	$1,835	$ 1,688
Provision for credit losses	50	743	273	1,276
Charge-offs	(214)	(285)	(522)	(1,748)
Recoveries	90	76	344	520

Ending balance	$ 1,930	$ 1,736	$1,930	$ 1,736

Impaired and non-performing loans were as follows:

	September 30, 2005 (000 omitted)	September 31, 2004 (000 omitted)
Impaired loans with allowance allocated	$505	$ 1,777
Impaired loans with no allowance allocated	-	-
Impaired loans	505	1,777
Amount of allowance allocated	127	253
Non-performing loans
Loans past due over 90 days and still accruing	$ 78	$100
Non-accrual loans	108	1,777
Total non-performing loans	$ 209	$ 1,877

Note 5. Convertible Subordinated Debt and Notes Payable

On March 31, 1998, the Holding Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Holding Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Holding Company. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008. The amount of the interest arrearage at September 30, 2005 is $1,566,000.

The Company did not pay the interest due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003, March 31, 2004, September 30, 2004, March 31, 2005, or September 30, 2005. In February 2002, the Company notified holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of September 30, 2005, no agreement had been reached as to any restructuring of the Notes.

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

Financial instruments with off-balance sheet risk at September 30, 2005 and December 31, 2004 included unfunded loan commitments of $1,307,000 and $1,915,000 and letters of credit of $175,000 and $175,000, respectively.

There were no Federal funds sold at September 30, 2005 or December 31, 2004.

The Company has geographic concentrations of credit in its principal market areas of Grayson and Tarrant Counties, Texas. When the Bank sold its four branches in San Antonio, Texas (the “San Antonio Branches”), it was required to retain several loans as part of the transaction. Therefore, there is also geographic concentration of credit in Bexar County, Texas. Additionally, the Company has a significant concentration of credit, based upon like collateral. Insurance Premium Finance ("IPF") loans, secured by the residual value of unearned insurance premiums, comprised $7,573,000, or 17.8%, and $5,384,000, or 12.3%, of gross loans at September 30, 2005 and December 31, 2004, respectively. On May 5, 2006, the Company sold its IPF loan portfolio. See current developments.

Note 7. Other Non-interest Expense

Other non-interest expense consisted of the following:

	Three Months Ended			Nine Months Ended

	September 30	September 30	September 30	September 30
	2005	2004	2005	2004
	(000 omitted)	(000 omitted)	(000 omitted)	(000 omitted)

Legal, audit and other professional services	$ 212	$ 238	$ 726	$ 424
Postage and delivery	23	39	79	86
Telephone	9	2	27	43
Office supplies	14	20	54	55
Amortization of debt issuance costs	10	6	20	26
Insurance	23	41	114	147
FDIC and OCC assessments	28	34	98	171
Other	187	114	588	309

Total other non-interest expense	$506	$494	$ 1,716	$1,261

Note 8. Business Segments

The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on interest income and profit or loss from operations.

	Community Banking	Insurance Premium Financing	Total
Nine month period ended September 30, 2005:	(000 omitted)	(000 omitted)	(000 omitted)
Net interest income	$1,076	$782	$1,858
Provision for credit losses	(273)	-	(273)
Noninterest income	1,036	393	1,429
Noninterest expense	(3,030)	(504)	(3,534)
Net income (loss)	(1,191)	671	(520)

Nine month period ended September 30, 2004:
Net interest income	$ 1,508	$ 518	$ 2,026
Provision for credit losses	(1,276)	-	(1,276)
Noninterest income	603	12	615
Noninterest expense	(2,509)	(386)	(2,895)
Net income (loss)	$ (1,674)	$ 144	$ (1,530)

Three month period ended September 30, 2005:
Net interest income	$ 396	$ 308	$ 704
Provision for credit losses	(50)	0	(50)
Noninterest income	714	388	1,102
Noninterest expense	(909)	(186)	(1,095)
Net income (loss)	151	510	661

Three month period ended September 30, 2004:
Net interest income	$526	$ 89	$ 615
Provision for credit losses	(743)	-	(743)
Noninterest income	(69)	-	(69)
Noninterest expense	(903)	(135)	(1,038)
Net income (loss)	$(1,189)	$(46)	$(1,253)

At September 30, 2005
Loans, gross	$34,897	$7,573	$42,470
Total assets	$43,145	$7,573	$50,718

At December 31, 2004
Loans, gross	$ 38,366	$ 5,384	$ 43,750
Total assets	$ 49,388	$ 5,384	$ 54,772

On May 5, 2006, the Company sold its IPF loan portfolio and business segment. See current developments.

Note 9. Current Developments

On September 1, 2005, the Bank converted its charter to a Texas state charter and the Bank’s name changed to Surety Bank. Both the TDOB and the Bank’s shareholder approved the charter conversion. The Holding Company is the only shareholder of the Bank. Except for the change in the form of the charter and the resulting regulatory oversight by the TDOB, no major changes in the operation of the Bank are contemplated. The reason for the conversion was the Board of Directors’ belief that the Bank can operate more effectively and efficiently as a state bank. When the conversion was consummated and as a part of the conversion, all shares of stock in the Bank were cancelled and an identical number of shares of stock in the state bank were issued. All of the issued and outstanding shares of the state bank after conversion are owned by the Holding Company, so there is no new or different shareholder. There was no change of facilities as a result of the conversion; the Bank continues to operate from the same facilities and locations as a state bank that it had as a national bank. The directors and the executive officers of the Bank continue to serve as directors and hold the same offices after the conversion. As a result of the conversion, the Texas Department of Banking issued a Determination Letter under which the Company is to operate. See item 2 for a detailed discussion of the Determination Letter.

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

On January 20, 2006, the Bank sold its Whitesboro branch to Legend Bank, N.A. (Legend) and recorded a gain on sale of approximately $1,542,000. In connection with the sale of the Whitesboro branch, Legend assumed approximately $20,314,000 in deposits and purchased, among other assets, approximately $12,898,000 in loans. The Bank transferred approximately $4,172,000 in cash to complete the transaction.

On May 5, 2006, the Bank sold its Insurance Premium Finance loan portfolio and recorded a gain of approximately $323,000. In connection with the sale, the Bank sold approximately $3.7 million in loans and received approximately $4.0 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2005 compared to December 31, 2004, and the consolidated results of operations for the nine-month and three-month periods ended September 30, 2005 compared to the same periods in 2004. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

The Bank currently operates under a Determination Letter issued by the TDOB and effective on September 1, 2005. Among other requirements, the Bank’s Board of Directors must (1) submit a comprehensive strategic plan and (ii) an improved capital plan. The Bank’s Board of Directors and management are attempting to comply with the Determination Letter, but compliance with its provisions cannot be assured.

Further, the Holding Company is without significant assets other than its ownership of all the common stock of the Bank and is dependent upon dividends received from the Bank in order to meet its cash obligations, including service of its obligations under the Notes. Pursuant to the provisions of the Company’s agreement with the TDOB and the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is precluded from declaring and paying any dividends without prior TDOB and FDIC approval. Previously, the Company was subject to the same restrictions pursuant to the Consent Order issued by the OCC. The Company received OCC approval to reduce the Bank's surplus in 2000 and received loans from certain employees and members of the Board of Directors during 2001 to help the Company meet its cash obligations. The TDOB and FDIC, as well as the Federal Reserve, approved two returns of capital of approximately $34,000 in January and February, 2006 to allow the Company to meet some of its cash obligations. However, there have been no other approvals by the TDOB and FDIC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Holding Company, nor have there been future commitments by any employee, officer or director to loan the Holding Company additional funds. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital. The Company has made a request to the Bank for a distribution of $150,000. This request has been approved by TDOB, FDIC and the Federal Reserve Bank.

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have material adverse effects on the operations and future prospects of the Company and its subsidiaries include, but are not limited to, the following:

- The ability of the Company to comply with the terms of the Determination Letter entered into on September 1, 2005 with the TDOB as more fully discussed below under "Regulatory Relations".

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

In March 2002, the Company entered into a settlement with the SEC. In connection with the settlement, the Company acknowledged certain reporting and internal control deficiencies and agreed to cease and desist from the stipulated violations in the future. The Company and the Bank no longer employ the persons directly responsible for managing the IPF division during the period when the diversions occurred and the Company no longer uses the services of the accounting firm auditing the Company at that time. None of the current members of the Holding Company or the Bank's Boards of Directors served in those capacities during the period when the violations of the Exchange Act occurred.

DEPENDENCE ON BANK. The Holding Company is without significant assets other than its ownership of all of the common stock of the Bank. The Holding Company is dependent upon dividends received from the Bank in order to meet its cash obligations, including debt service on the Notes. The Bank is currently precluded from declaring and paying any dividends to the Holding Company without prior TDOB and FDIC approval. Other than the returns of capital in the first quarter of 2006, and a May 9, 2006 approval for additional distributions totaling $150,000, no further approval has been obtained. The Bank previously had the same restrictions pursuant to the Consent Order issued by the OCC. On March 28, 2000, the OCC approved a reduction in the Bank's surplus in the amount of $500,000 that enabled the Company to meet debt service obligations under the Notes and pay for other operating expenses through March 31, 2000. During 2001, certain Board members lent the Company $195,000 under non-interest bearing notes convertible into shares of unregistered restricted stock and purchased shares of newly issued restricted stock for $351,900 to enable the Company to meet its cash obligations, including interest payments on the Notes. During 2002, the Company issued 655,000 shares of unregistered restricted common stock for $68,100 and converted $95,000 of non-interest bearing notes into 438,392 shares of unregistered restricted common stock. During 2004, the Company received $15,000 to pay corporate expenses for the issuance of 833,333 shares of unregistered restricted common stock. $10,000 was received from directors of the Company. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock and (except for those noted above) there have been no approvals by the TDOB and FDIC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Company. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs. See also the discussion below under the heading "Liquidity".

ANALYSIS OF FINANCIAL CONDITION

The Company's assets totaled $50.7 million at September 30, 2005, representing a $4.3 million, or 7.4%, decrease compared to $54.8 million at December 31, 2004. Cash and cash equivalents declined $1.0 million from $7.0 million at December 31, 2004 to $6.0 million at September 30, 2005. Loans declined $1.3 million, and other real estate and repossessed assets declined $1.5 million. The decrease in assets was primarily the result of utilizing liquidity to fund reductions in deposits and borrowings coupled with the disposal of repossessed assets.

Net loans decreased $1.3 million, or 3.2%, from $41.8 million at December 31, 2004 to $40.4 million at September 30, 2005. IPF loans increased $2.2 million, or 40.7%, from December 31, 2004. Real estate loans decreased $2.1 million, or 7.8%. Loans, net, as a percentage of total deposits, were 92.3% at September 30, 2005 compared to 95.1% at December 31, 2004.

Other real estate owned and repossessed assets decreased $1.5 million to $65,000 at September 30, 2005. During the first quarter, the Company sold two large real estate parcels and provided most of the financing, requiring the deferral of gains on the real estate sales. The Bank recognized $90,000 of the gains on the sales of real estate and recognized subsequent gains of $642 thousand on the sale of a loan related to the financed real estate sale.

Total deposits were $43.9 million at September 30, 2005, an $18,000 increase from December 31, 2004. Non-interest-bearing demand deposits increased $0.7 million to $8.4 million and represented 19.0% of total deposits at September 30, 2005 compared to $7.7 million, or 17.5% of total deposits, at December 31, 2004. Interest-bearing deposits decreased $0.7 million, or 1.8%, from December 31, 2004.

Convertible subordinated debt under the Notes totaled $4.350 million at September 30, 2005 and December 31, 2004. The Notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank and bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the Notes is payable semi-annually. The Company has not yet met any of its interest payment obligations under the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified the holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of September 30, 2005, no agreement had been reached as to any restructuring of the Notes. Management does not know if it will be successful in these negotiations. The amount of the principal and any accrued and unpaid interest on the Notes is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the Notes, together with any accrued and unpaid interest, to be immediately due and payable.

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

The Company's net income is primarily dependent upon its net interest income, which is the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Provisions for credit losses, service charges, gains on the sale of assets and other income, non-interest expense and income taxes also affect net income.

In January 2004, the Company sold the San Antonio Branches at a profit of approximately $265,000. The effect of the branch sales had a material positive effect on first and second quarter results of operations.

The Company recorded $661,000 net income for the three months ended September 30, 2005 ($0.06 per share) compared to a $1,235,000 net loss for the three months ended September 30, 2004 ($0.11 per share). There was a provision for credit loss of $743,000 for the three months ended September 30, 2004. The three months ended September 30, 2005 included a provision for credit loss of $50,000, a $642,000 gain on the sale of a loan made to finance the sale of other real estate, and a $387,000 reversal of a reserve for compensatory damages originated in connection with the irregularities found in the IPF division during 1999 and 2000. For the nine-month period ended September 30, 2005, the Company recorded a net loss of $520,000 ($0.05 per share) compared to a $1,530,000 loss ($0.14 per share) for the nine-month period ended September 30, 2004. There was a gain on the sale of other real estate owned of $41,000, the gain on the sale of the San Antonio Branches of $265,000 and a provision for credit losses of $1,276,000 for the nine-month period ended September 30, 2004 compared to a gain on the sale of other real estate owned of $90,000, provision for credit losses of $ 273,000, gain on the loan sale of $642,000, and a $387,000 reversal of a reserve for compensatory damages for the nine-month period ended September 30, 2005.

The Company did not record a tax benefit with the losses because the Company cannot be reasonably certain that it will receive a future income tax benefit.

NET INTEREST INCOME: Net interest income is normally the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. For the three months ended September 30, 2005, net interest income increased $89,000 to $704,000, or 14.5%, compared to $615,000 for the three months ended September 30, 2004. This resulted from an increase in total interest income of $101,000 being partially offset by an increase in interest expense of $12,000 for the three months ended September 30, 2005.

The increase in total interest income was primarily due to the increase in interest and fees earned on loans, which increased $93,000 during the three months ended September 30, 2005 as compared with the three months ended September 30, 2004. While average loans outstanding during the comparative time periods decreased, the weighted average yield on the loan portfolio decreased to approximately 8.8% for the three months ended September 30, 2005 from approximately 9.1% for the three months ended September 30, 2004. The decline in average yields resulted from a decline in overall rates charged. For the nine-month period ended September 30, 2005, net interest income declined $168,000 to $1,858,000 from $2,026,000 for the nine-month period ended September 30, 2004. This resulted from a decrease in total interest income of $200,000 being partially offset by a reduction in interest expense of $32,000 during the nine months ended September 30, 2005. The net interest margin was 6.4% during the nine month period ended September 30, 2005, representing a 100 basis point increase from the nine-month period ended September 30, 2004. Interest and fees on loans decreased from $3,019,000 for the nine months ended September 30, 2004 to $2,821,000 for the nine months ended September 30, 2005, a decrease of $198,000. Average loans outstanding during the nine-month period ended September 30, 2005 decreased from the nine-month period ended September 30, 2005. The weighted average yield on the loan portfolio increased approximately 120 basis points to 8.8% during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Total interest expense also decreased as a result lower levels of deposits and borrowings outstanding. Interest expense on deposits decreased $18,000 for the three months ended September 30, 2005 to $242,000 from $260,000 for the three months ended September 30, 2004. Interest on notes payable increased $30,000 from $81,000 to $111,000.

Interest expense on deposits decreased from $746,000 for the nine months ended September 30, 2004 to $694,000 for the nine months ended September 30, 2005, a decrease of $52,000. Interest expense on notes payable increased $20,000 for the nine months ended September 30, 2005 to $314,000 from $294,000 for the nine months ended September 30, 2004.

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

During the three months ended September 30, 2005, the Company experienced loan losses of $124,000, net of recoveries. During the three months ended September 30, 2004, charge-offs exceeded recoveries by $309,000. Loan losses, net of recoveries were $178,000 for the nine months ended September 30, 2005 compared to net charge-offs of $1,228,000 during the nine months ended September 30, 2004. The allowance for credit losses at September 30, 2005 was $1,930,000, or 4.5% of gross loans, versus $1,736,000, or 3.7% of gross loans, at September 30, 2004.

Nonperforming loans, defined as loans past due ninety days or more and still accruing and loans for which the accrual of interest has been discontinued, totaled $209,000 at September 30, 2005, a decrease of $1,668,000 from $1,877,000 at December 31, 2004. Non-accrual loans decreased $1,669,000. Non-performing loans as a percentage of total gross loans were 0.5% at September 30, 2005 and 4.3% at December 31, 2004.

While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

NON-INTEREST INCOME: Non-interest income totaled $1,102,000 for the three months ended September 30, 2005, compared to a loss of $69,000 for the three months ended September 30, 2004, an increase of $1,171,000. This increase is primarily due to gain realized on the sale of a loan made to facilitate the sale of real estate owned and a reversal of a reserve for compensatory damages.

For the nine-month period ended September 30, 2005, total non-interest income increased $814,000. Other income for the nine-month period ended September 30, 2004 includes a $265,000 gain realized on the sale of the San Antonio Branches. Other income for the comparable 2005 period includes a $642,000 gain on loan sale and a $387,000 reversal of a reserve for compensatory damages.

NONINTEREST EXPENSE. Non-interest expense totaled $1,095,000 for the three-month period ended September 30, 2005, an increase of $57,000, or 5.5%, from the three-month period ended September 30, 2004. This increase was the result of increases in salaries and employee benefit expense, legal expenses and other expense. Salaries and employee benefit expense totaled $480,000 for the three months ended September 30, 2005, an increase of $43,000 from $437,000 for the three-month period ended September 30, 2004.

For the nine-month period ended September 30, 2005, non-interest expense increased $639,000 as compared to the nine-month period ended September 30, 2004. Salary and employee benefit expenses increased $236,000, or 18.7%, and other expenses increased $455,000, or 36.1%, during the same time period for the reasons noted above.

INCOME TAXES. The Company recorded no income tax benefits during the three-month period ended September 30, 2004 or the three-month period ended September 30, 2005.

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

Cash and cash equivalents were $5,989,000 at September 30, 2005 and represented 11.8% of total assets and 13.6% of total deposits compared to 12.9% of total assets and 16.0% of total deposits at December 31, 2004. The Bank has the ability to borrow funds from the FHLB if the Bank needs to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Bank's liquidity position is adequate based on its level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

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

The Company has not yet met any of its interest payment obligations on the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of September 30, 2005, no agreement had been reached as to any restructuring of the Notes. There are no commitments by any of the Board members to lend additional funds. Accordingly, the Company does not have the financial means to service the interest payments on the Notes.

CAPITAL RESOURCES

The Company’s total shareholders' equity was $346,000 at September 30, 2005 as compared to total shareholders’ equity of $880,000 at December 31, 2004, representing a $534,000 decrease from December 31, 2004. The Bank is subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk-based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier I and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier I capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Total capital includes Tier I capital plus the allowance for loan losses not to exceed 1.25% of risk-weighted assets. Risk-weighted assets are the Bank’s total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier I leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier I capital divided by average adjusted assets for the most recent quarter.

Under the Determination Letter, the Bank is required to maintain its capital at the “well capitalized” level until June 1, 2008. The table below sets forth Bank-only capital levels in addition to the capital requirements under the Determination Letter and prompt corrective action regulations.

	Actual Period-end September 30, 2005	Capital Ratios December 31, 2004	Required under TDOB Determination Letter	For Capital Adequacy Purpose	Minimum Requirements to be Well Capitalized under Prompt Action Requirements

Leverage Ratio
Tier I capital to average assets - Bank	10.95%	10.27%	8.00%	4.00%	5.00%

Risk-Based Capital Ratios
Tier I capital to risk-weighted assets - Bank	13.35%	13.17%	6.00%	4.00%	6.00%

Total capital to risk-weighted assets - Bank	14.64%	14.46%	12.00%	8.00%	10.00%

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

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2005.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: _________________, 2006 Surety Capital Corporation

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

Date: June 6,2006	/s/ Richard Abrams
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

Date: June 6, 2006	/s/ Richard Abrams
Richard Abrams, Chairman (chief executive officer and chief financial officer)