Form 10QSB
period 2006-08-14
SURETY CAPITAL CORP /DE/
filed 2006-08-14
CIK 784932

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

SURETY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(000 omitted)

	March 31	December 31,
	2006	2005

	(Unaudited)	(Unaudited)
Assets:
Cash and due from banks	$6,678	$ 8,554
Federal funds sold	1,600	0

Total cash and cash equivalents	8,278	8,554
Interest-bearing time deposits in other financial institutions	25	25
Securities available for sale, at fair value	0	34
Loans, net	21,275	36,580
Premises and equipment, net	1,886	2,334
Accrued interest receivable	128	189
Other real estate and repossessed assets	1	63
Goodwill, net	0	1045
Other assets	758	705

Total assets	$ 32,351	$ 49,495

Liabilities:
Noninterest-bearing demand deposits	$ 4015	$ 6902
Savings, NOW and money market accounts	1011	7535
Time deposits, $100,000 and over	8,265	10,166
Other time deposits	10,805	17,897

Total deposits	24,096	42,500
FHLB Borrowing	-	-
Convertible subordinated debt	4,350	4,350
Accrued interest payable and other liabilities	2,072	2,031
Total liabilities	30,518	48,881

Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued Common stock, $0.01 par value, 20,000,000 shares authorized, 11,400,809 issued at March 31, 2006 and December 31, 2005.	114	114

Additional paid-in capital	18,103	18,103
Accumulated deficit	(16,009)	(17,228)
Treasury stock, 79,836 shares at cost	(375)	(375)
Accumulated other comprehensive income (loss)	0	0

Total shareholders' equity	1833	614

Total liabilities and shareholders' equity	$ 32,351	$49,495

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
		Three Months Ended

	March 31	March 31
	2006	2005

Interest income:
Loans, including fees	$$778	$$871
Securities, all taxable	0	0
Federal funds sold and interest bearing deposits	61	11

Total interest income	839	882

Interest expense:
Deposits	227	225
Notes Payable	98	102

Total interest expense	325	327

Net interest income	514	555
Provision for credit losses	98	148

Net interest income after provision for credit
losses	612	407

Noninterest income:

Other fee income	3	0

Gain (loss) on sale of other real estate owned	36	38
Gain (loss) on sale of branches	1541	0
Other income	72	83

Total noninterest income	1704	110

Noninterest expense:
Salaries and employee benefits	505	517
Occupancy and equipment	115	131
Other expenses	477	569

Total noninterest expense	1,097	1,217

Net loss before income taxes	661	(1,235)
Income tax (benefit)	-	-

Net income (loss)	$661	$(1,235)

Net income (loss) per share - Basic	$(0.06)	$(0.11)

Net income (loss) per share - Diluted	$(0.06)	$(0.11)

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended

	March 31	March 31
	2006	2005

Net loss	$1219	$ (700)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale
securities arising during the period, net of taxes	-	-

Comprehensive loss	$1219	$ (700)

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
(Unaudited)

	Three Months Ended

	March 31	March 31
	2006	2005

Balance at December 31, 2005 and 2004	$614	$880
Net loss	1219	(700)
Change in fair value of securities available-for-sale, net of tax	0	0

Balance at end of period	$1833	$180

See accompanying notes to consolidated financial statements.

5

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

		Three Months Ended

	March 31, 2006	March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$1219	$700
Adjustments to reconcile net loss to net cash provided
by operating activities
Provision for credit losses	98	148
Depreciation	63	29
Amortization, net of accretion	10	10
Gain on sale of branch sale	(1541)	0-
FHLB Stock Dividends	5-	0
Gain (loss) on sale of other real estate owned	(36)	(38)
Accrued interest receivable	(2)	43
Other assests	19	20
Accrued interest payable and other liabilities	2	699
Net cash provided (used) by operating activities	411	1189

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	$2331	$1448
Expenditures for property and equipment	32	16
Proceeds for the sale of other real estate owned	98	1320
Cash paid in sale of Whitesboro branch	4172

Net cash provided by investing activities	$1775	$2790

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$1910	$3272
Increase (decrease) in borrowings	8,300	2000
Net cash provided by financing activities	$1910	$5272

Net change in cash and cash equivalents	$276	$3671
CASH AND CASH EQUIVALENTS, beginning of year	$8554	$7043

CASH AND CASH EQUIVALENTS, end of period	$8278	$3372

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$220	$229
Significant non-cash transactions:	0	27
Transfers of repossessed collateral to other real estate owned	$0	$2945
Financed sales of other real estate owned
Sale of Whitesboro branch:
Liabilities assumed by purchaser	$20314	0
Tangible assets sold	13556	0

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

The Company has not filed its Form 10K-SB annual report for the fiscal year ended March 31, 2006 due to its inability to obtain audited financial statements for that period.

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

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

	Three Months Ended
	March 31	March 31
	2006	2005

Weighted average shares outstanding - basic	11,320,973	11,320,973
Effect of stock options	0	0
Weighted average shares outstanding - diluted	11,320,973	11,320,973

The Company reported net loss for the three-month period ended March 31, 2005. For the three-month period ended March 31, 2006, option exercise prices exceeded market prices of the stock. Accordingly, the dilutive effect of stock options is not considered in the net income (loss) per share calculations for this period.

Note 3. Branch Sale

On January 20, 2006, the Bank sold its Whitesboro, Texas branch. Set forth below is a summary of the transaction ($000’s):

Recap of Assets and Liabilities Sold:
Deposits sold	$20,314
Loans sold	12,998
Other assets sold	558
Cash transferred	4,172

Recap of Gain on Branch Sale:
Deposit premium	$ 2,526
Loan discount	(162)
Gain on sale of premises	222
Related intangibles written off	(1,045)
Net gain	$ 1,541

Note 4. Loans

Loans consisted of the following:

	March 31, 2006 (000 omitted)	December 31, 2005 (000 omitted)
Real estate	$12,413	$23,879
Insurance premium financing	4,296	5,653
Commercial loans	5,047	6,145
Consumer loans	829	1,961
Agriculture	0	358
Other	14	98

Total gross loans	22,599	38,094

Deferred income	(263)	(281)
Allowance for credit losses	(1,061)	(1,233)

Loans, net	$21,275	36,580

Activity in the allowance for credit losses on loans was as follows:

	Three Months Ended (000 omitted)
	March 31	March 31
	2006	2005

Beginning balance	$1,233	$ 1,835
(Credit to) provision for loan losses	(98)	148
Charge-offs	(240)	(89)
Recoveries	166	103
Ending balance	$1,061	$ 1,997

Impaired and non-performing loans were as follows:

	March 31, 2006 (000 omitted)	December 31, 2005 (000 omitted)
Impaired loans with allowance allocated	$96	$156
Impaired loans with no allowance allocated	0	0
Impaired loans	96	156
Amount of allowance allocated	60	33

Non-performing loans:
Loans past due over 90 days and still accruing	139	6
Non-accrual loans	101	131
Total non-performing loans	$240	$137

Note 5. Convertible Subordinated Debt and Notes Payable

On March 31, 1998, the Holding Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Holding Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Holding Company. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008. The amount of the interest arrearage at March 31, 2006 is $1,761,750.

The Company did not pay the interest due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003, March 31, 2004, September 30, 2004, March 31, 2005, September 30, 2005 or March 31, 2006. In February 2002, the Company notified holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of March 31, 2006, no agreement had been reached as to any restructuring of the Notes.

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

There were no Federal funds sold at March 31, 2006 or December 31, 2005.

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

Note 7. Other Non-interest Expense

Other non-interest expense consisted of the following:

	Three Months Ended
	March 31	March 31
	2006	2005
	(000 omitted)	(000 omitted)
Legal, audit and other professional services	$185	$268
Postage and delivery	18	18
Telephone	6	11
Office supplies	16	20
Insurance	6	46
FDIC and OCC assessments	29	32
Other	217	174

Total other non-interest expense	$477	$569

Note 8. Business Segments

The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on interest income and profit or loss from operations.

	Community Banking	Insurance Premium Financing	Total
Three month period ended March 31, 2006:	(000 omitted)	(000 omitted)	(000 omitted)
Net interest income	$309	$205	$514
Provision for credit losses	98	-	98
Noninterest income	1,638	66	1,704
Noninterest expense	(916)	(181)	(1,097)
Net income (loss)	1,129	90	1,219

Three month period ended March 31, 2005:
Net interest income	$340	$ 215	$ 555
Provision for credit losses	(148)	-	(148)
Noninterest income	108	2	110
Noninterest expense	(1,068)	(149)	(1,217)
Net income (loss)	(768)	68	(700)

Loans, gross	$34,897	$7,573	$42,470
Total assets	$43,145	$7,573	$50,718

At December 31, 2004
Loans, gross	$18,303	$4,296	$22,599
Total assets	27,930	4,421	32,351

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

On January 20, 2006, the Bank sold its Whitesboro branch to Legend Bank, N.A. (Legend) and recorded a gain on sale of approximately $1,541,000. See Note 3 for additional details related to the branch sale.

On May 5, 2006, the Bank sold its Insurance Premium Finance loan portfolio and recorded a gain of approximately $323,000. In connection with the sale, the Bank sold approximately $3.7 million in loans and received approximately $4.0 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion focuses on the consolidated financial condition of the Company at March 31, 2006 compared to December 31, 2005, and the consolidated results of operations for the three-month period ended March 31, 2006 compared to the same periods in 2005. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

Further, the Holding Company is without significant assets other than its ownership of all the common stock of the Bank and is dependent upon dividends received from the Bank in order to meet its cash obligations, including service of its obligations under the Notes. Pursuant to the provisions of the Company’s agreement with the TDOB and the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is precluded from declaring and paying any dividends without prior TDOB and FDIC approval. Previously, the Company was subject to the same restrictions pursuant to the Consent Order issued by the OCC. The Company received OCC approval to reduce the Bank's surplus in 2000 and received loans from certain employees and members of the Board of Directors during 2001 to help the Company meet its cash obligations. The TDOB and FDIC, as well as the Federal Reserve, approved three returns of capital of approximately $109,000 in January, February and May, 2006 to allow the Company to meet some of its cash obligations. However, there have been no other approvals by the TDOB and FDIC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Holding Company, nor have there been future commitments by any employee, officer or director to loan the Holding Company additional funds. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital.

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

Other real estate owned and repossessed assets decreased $62 thousand to $1 thousand at March 31, 2006.

Total deposits were $24.1 million at March 31, 2006, an $18.4 million decrease from December 31, 2005. Deposits increased $1.9 million exclusive of the deposits sold with the Whitesboro branch.

Convertible subordinated debt under the Notes totaled $4.350 million at March 31, 2006 and December 31, 2005. The Notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank and bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the Notes is payable semi-annually. The Company has not yet met any of its interest payment obligations under the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified the holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of March 31, 2006, no agreement had been reached as to any restructuring of the Notes. Management does not know if it will be successful in these negotiations. The amount of the principal and any accrued and unpaid interest on the Notes is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the Notes, together with any accrued and unpaid interest, to be immediately due and payable.

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

In January 2006, the Company sold its Whitesboro, Texas Branch at a profit of approximately $1,541,000. The effect of the branch sale had a material positive effect on the March 2006 quarter results of operations.

The Company recorded $1,219,000 net income for the three months ended March 31, 2006 ($0.11 per share) compared to a $700,000 net loss for the three months ended March 31, 2005 ($0.06 per share). There was a credit to loan loss of $98,000 for the three months ended March 31, 2006, as contrasted with a provision for loan losses of $148,000 for the corresponding period in 2005. The three months ended March 31, 2006 included a gain on the sale of other real estate owned of $36,000 versus a $38,000 loss for the 2005 period. Noninterest expense declined $120,000 from 2005 to 2006 as a result of an $83,000 decrease in professional fees and a $40,000 decrease in insurance expense.

The Company did not record a tax benefit with the losses because the Company cannot be reasonably certain that it will receive a future income tax benefit.

NET INTEREST INCOME: Net interest income is normally the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. For the three months ended March 31, 2006, net interest income decreased $41,000 to $514,000, or 7.4%, compared to $555,000 for the three months ended March 31, 2005. This resulted from a decrease in total interest income of $43,000 coupled with an increase in interest expense of $2,000 for the three months ended March 31, 2006.

The decrease in total interest income was primarily due to a 27.8% decrease in earning assets ($32.7 million versus $45.3 million) despite an increase in average yields earned from 7.78% in 2005 to 10.26% in 2006. The Whitesboro branch sale, which closed January 20, 2006, included approximately $13 million in loans.

Total interest expense increased $2,000 as a result of an increase in average rates paid from 3.25% in 2005 to 4.63% in 2006. Average interest-bearing liabilities decreased $12.3 million (30.5%) from $40.4 million in 2005 to $28.1 million in 2006. The Whitesboro branch sale included approximately $20 million in deposits.

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

During the three months ended March 31, 2006, the Company experienced loan losses of $74,000 net of recoveries ($240,000 - $166,000).

During the three months ended March 31, 2005, recoveries exceeded chargeoffs by $14,000. The allowance for credit losses at March 31, 2006 was $1,061,000, or 4.7% of gross loans, versus $1,997,000, or 5.2% of gross loans, at March 31, 2005.

Nonperforming loans, defined as loans past due ninety days or more and still accruing and loans for which the accrual of interest has been discontinued, totaled $240,000 at March 31, 2006, an increase of $103,000 from $137,000 at December 31, 2005. Non-accrual loans decreased $30,000. Non-performing loans as a percentage of total gross loans were 1.1% at March 31, 2006 and 0.4% at December 31, 2005.

While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

NON-INTEREST INCOME: Non-interest income totaled $1,704,000 for the three months ended March 31, 2006, compared to $110,000 for the three months ended March 31, 2005, an increase of $1,594,000. This increase is primarily due to gain of $1,541,000 realized on the sale of the Bank’s Whitesboro, Texas branch. In addition, the Bank recorded $36,000 in gains on the sale of other real estate owned versus a loss of $38,000 in 2005.

NONINTEREST EXPENSE. Non-interest expense totaled $1,097,000 for the three-month period ended March 31, 2006; a decrease of $120,000, or 9.9%, from the three-month period ended March 31, 2005. This decrease was the result of decreases in professional fees and insurance.

INCOME TAXES. The Company recorded no income tax benefits during the three-month period ended March 31, 2006 or the three-month period ended March 31, 2005.

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

CAPITAL RESOURCES

The Company’s total shareholders' equity was $1,833,000 at March 31, 2006 as compared to total shareholders’ equity of $614,000 at December 31, 2005, representing a $1,219,000 increase from December 31, 2005. The Bank is subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk-based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier I and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier I capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Total capital includes Tier I capital plus the allowance for loan losses not to exceed 1.25% of risk-weighted assets. Risk-weighted assets are the Bank’s total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier I leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier I capital divided by average adjusted assets for the most recent quarter.

Under the Determination Letter, the Bank is required to maintain its capital at the “well capitalized” level until June 1, 2008. The table below sets forth Bank-only capital levels in addition to the capital requirements under the Determination Letter and prompt corrective action

	Actual Period-end March 31, 2006	Capital Ratios December 31, 2005	Required under TDOB Determination Letter	For Capital Adequacy Purpose	Minimum Requirements to be Well Capitalized under Prompt Action Requirements

Leverage Ratio
Tier I capital to average assets - Bank	22.2%	11.3%	5.00%	4.00%	5.00%

Risk-Based Capital Ratios
Tier I capital to risk-weighted assets - Bank	32.6%	15.2%	6.00%	4.00%	6.00%

Total capital to risk-weighted assets - Bank	33.8%	16.5%	12.00%	8.00%	10.00%

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Although no default has been declared, the Company did not pay interest that was due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003, March 31, 2004, September 30, 2004, March 31, 2005, September 30, 2005 and March 31, 2006 on $4,350,000 aggregate principal amount of the Notes. Part I contains statements about the Notes. Only the specific statements about the Notes, the arrearage in payments of interest due and the possible consequences of default are incorporated in this Item 3. The specific statements are located in Part I, in Item 1, Note 5 to the financial statements and in Item 2, under the following headings: Overview, Dependence on the Bank, Analysis of Financial Condition and Liquidity.

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

Date: August 7, 2006 Surety Capital Corporation

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

Date: August 7, 2006	/s/ Richard Abrams
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

Date: August 7, 2006	/s/ Richard Abrams
Richard Abrams, Chairman (chief executive officer and chief financial officer)