Form 10QSB
period 2006-06-06
SURETY CAPITAL CORP /DE/
filed 2006-09-25
CIK 784932

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

SURETY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(000 omitted)

	June 30	December 31,
	2006	2005

	(Unaudited)	(Unaudited)
Assets:
Cash and due from banks	$10,759	$ 8,554
Federal funds sold	3,000	0

Total cash and cash equivalents	13,759	8,554
Interest-bearing time deposits in other financial institutions	125	25

Loans, net	15,716	36,580
Premises and equipment, net	1,837	2,334
Accrued interest receivable	105	189
Other real estate and repossessed assets	1	63
Goodwill, net	0	1,045
Other assets	709	705

Total assets	$32,252	$49,495

Liabilities:
Noninterest-bearing demand deposits	$ 4,052	$ 6,902
Savings, NOW and money market accounts	1,062	7,535
Time deposits, $100,000 and over	8,296	10,166
Other time deposits	10,680	17,897

Total deposits	24,090	42,500
FHLB Borrowing	-	3,000
Convertible subordinated debt	4,350	4,350
Accrued interest payable and other liabilities	2,146	2,031
Total liabilities	30,586	48,881

Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
Common stock, $0.01 par value, 20,000,000 shares authorized, 11,400,809 issued at September 30, 2005; 11,400,809 issued at December 31, 2004	114	114

Additional paid-in capital	18,103	18,103
Accumulated deficit	(16,176)	(17,228)
Treasury stock, 79,836 shares at cost	(375)	(375)
Accumulated other comprehensive income (loss)	0	0

Total shareholders' equity	1,666	614

Total liabilities and shareholders' equity	$ 32,252	$49,495

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
		Three Months Ended			Nine Months Ended

	June 30	June 30		June 30		June 30
	2006		2005		2006	2005

Interest income:
Loans, including fees	$$470	$	$ 907	$	$ 1,248	$$1,778
Securities, all taxable	7		0		7	0
Federal funds sold and interest bearing deposits	127		20		188	31

Total interest income	604		927		1,443	1,809

Interest expense:
Deposits	215		227		442	452
Notes Payable	98		102		196	203

Total interest expense	313		329		638	655

Net interest income	291		598		805	1,154
Provision for credit losses	0		(75)		98	(223)

Net interest income after provision for credit
losses	291		523		903	931

Noninterest income:
Service charges on deposit accounts	29		60		81	125
Other fee income	3		0		6	0
Gain on sale of loan	17		123		53	83
Gain (loss) on sale of other real estate owned	0		0		1541	0
Gain (loss) on sale of branches	323		0		323	0
Other income	94		35		166	117

Total noninterest income	466		218		2,170	327

Noninterest expense:
Salaries and employee benefits	366		501		871	1,018
Occupancy and equipment	113		80		228	211
Other expenses	445		640		922	1,210

Total noninterest expense	924		1,221		2,021	2,439

Net loss before income taxes	(167)		(480)		1,052	(1,181)
Income tax (benefit)	-		-		-	-

Net income (loss)	$(167)		$(480)		$1,052	$(1,181)

Net income (loss) per share - Basic	$(0.01)		$(0.04)		$0.09	$(0.10)

Net income (loss) per share - Diluted	$(0.01)		$(0.04)		$0.09	$(0.10)

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended			Nine Months Ended

	June 30	June 30	June 30	June 30
	2006	2005	2006	2005

Net loss	$(167)	$ (480)	$1,052	$(1,181)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale
securities arising during the period, net of taxes	0	(15)	0	(16)

Comprehensive loss	$(167)	$ (495)	$$1,052	$(1,197)

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
(Unaudited)

	Six Months Ended

	June 30	June 30
	2006	2005

Balance at December 31, 2005 and 2004	$614	$880
Net loss	1,052	(1,181)
Change in fair value of securities available-for-sale, net of tax	0	(15)

Balance at end of period	$1,666	$(316)

See accompanying notes to consolidated financial statements.

5

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	June 30, 2006	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$1,052	$(1,181)
Adjustments to reconcile net loss to net cash provided
by operating activities
Provision for credit losses	(98)	223
Depreciation	125	61
FHLB stock dividends	21	21
TIB stock dividends	(10)	(7)
Net gain on sale of Insurance Premium Financing	(323)	0
Net gain on sale of Whitesboro branch	(1,541)	(0)
Net gain on the sale or other real estate owned	(53)	-
Other		(18)
Other	(118)
Accrued interest receivable	21	51
Other assets	(17)	(1)
Accrued interest payable and other liabilities	157	(772)
Net cash provided by operating activities	$(784)	$(1,623)
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	$4,242	$294
Securities available for sale	0	34
Disposal of Federal Reserve Bank stock	0	278
Purchase of interest bearing time deposits	(100)	0
Expenditures for property and equipment	(45)	(77)
Proceeds from sale of other real estate owned	115	1,515
Cash paid in sale of Whitesboro branch	4,172	0
Proceeds from sale of Insurance Premium financing	4,045	0

Net cash provided by investing activities	$4,085	$2,044

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$1,904	$(1,841)
Borrowing from the FHLB	0	5,300
Repayment of borrowing from FHLB	0	(7,300)
Issuance of Common Stock	1,904	(3,841)
Net cash provided by financing activities	$(2.982)	$827

Net change in cash and cash equivalents	$(5,204)	$(3,420)
CASH AND CASH EQUIVALENTS, beginning of year	$8,554	$7,043

CASH AND CASH EQUIVALENTS, end of period	$13,759	$3,623

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$474	$456
Significant non-cash transactions:
Transfers of repossessed collateral to other real estate owned	$0	$27
Financed sales of other real estate owned	$0	2,945
Sale of Whitesboro branch:
Liabilities assumed by purchaser	20,314	0
Tangible assets sold	(13,556)	0
Goodwill eliminated in connection with the sale	(1,045)	0
Gain on sale of Whitesboro branch	(1,541)	0
Cash paid in connection with the sale of the Whitesboro branch	(4,172)	0
Sale of Insurance Premium Financing:
Tangible assets sold	3,722	0
Cash received in connection with the sale of Insurance Premium Financing	4,045	0,

SURETY CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements include the accounts of Surety Capital Corporation (the "Holding Company") and its wholly-owned subsidiary, Surety Bank (the "Bank" and, together with the Holding Company, the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading and to present fairly the financial position of the Company at June 30, 2006, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances.

The Company has not filed its annual report on Form 10-KSB for the fiscal year ended December 31, 2004 due to its inability to obtain audited financial statements for that period due to certain scope limitations

Some items in prior financial statements have been reclassified to conform to the current presentation.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets." Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, was amortized on a straight-line method up to fifteen years prior to the adoption of SFAS No. 142. Effective January 1, 2002, goodwill is no longer amortized but tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, for goodwill is recognized as a permanent charge to non-interest expense. Management determined that there was no goodwill impairment as of December 31, 2005.

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

Earnings per common share are computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was as follows:

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
Weighted average shares outstanding
Basic	11,320,973	11,320,973	11,320,973	11,320,973
Effect of stock options	-	-	-	-
Weighted average shares outstanding - diluted	11,320,973	11,320,973	11,320,973	11,320,973

The Company reported net losses for the three-month periods ended June 30, 2006 and 2005 and for the six-month period ended June 30, 2005. For the six-month period ended June 30, 2006, option exercise prices exceeded market prices of the stock. Accordingly, the dilutive effect of stock options is not considered in the net income (loss) per share calculations for these periods.

Note 3. Branch Sale

On January 20, 2006, the Bank sold its Whitesboro, Texas branch. Set forth below is a summary of the transaction ($000’s):

Recap of Assets and Liabilities Sold:	000 omitted
Deposits sold	$20,314
Loans sold	12,998
Other assets sold	558
Cash transferred	4,172

Recap of Gain on Branch Sale:
Deposit premium	$ 2,526
Loan discount	(162)
Gain on sale of premises	222
Goodwill associated with branch sold	(1,045)
Net gain	$ 1,541

Note 4. Loans

Loans consisted of the following:

	June 30, 2006 (000 omitted)	December 31, 2005 (000 omitted)
Real estate loans	$10,543	$23,879
Insurance premium financing	0	5,653
Commercial loans	5,357	6,145
Consumer loans	617	1,961
Agriculture	0	358
Other	0	98
Total gross loans	16,517	38,094
Deferred income	(179)	(281)
Allowance for credit losses	(622)	(1,233)

Loans, net	$15,716	$36,580

Activity in the allowance for credit losses on loans was as follows:

	Three Months Ended (000 omitted)		Six Months Ended (000 omitted)
	June 30	June 30	June 30	June 30
	2006	2005	2006	2005

Beginning balance	$1,061	$1,997	$1,234	$ 1,835
Provision for credit losses	0	75	(98)	223
Charge-offs	(500)	(219)	(740)	(308)
Recoveries	61	151	226	254

Ending balance	$622	$ 2,004	$622	$ 2,004

Impaired and non-performing loans were as follows:

	June 30, 2006 (000 omitted)	December 31, 2005 (000 omitted)
Impaired loans with allowance allocated	$591	$156
Impaired loans with no allowance allocated	-	-
Impaired loans	591	156
Amount of allowance allocated	65	33
Non-performing loans
Loans past due over 90 days and still accruing	$0	$6
Non-accrual loans	591	131
Total non-performing loans	$591	$137

Note 5. Convertible Subordinated Debt and Notes Payable

On March 31, 1998, the Holding Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Holding Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Holding Company. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on June 30 and September 30 of each year. No principal payments are due until maturity on March 31, 2008. The amount of the interest arrearage at March 31, 2006 is $1,761,750. The accrued interest at June 30, 2006 is $1,859,625.

The Company did not pay the interest due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003, March 31, 2004, September 30, 2004, March 31, 2005, September 30, 2005 or March 31, 2006. In February 2002, the Company notified holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of June 30, 2006, no agreement had been reached as to any restructuring of the Notes.

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

Financial instruments with off-balance sheet risk at June 30, 2006 and December 31, 2005 included unfunded loan commitments of $1,723,000 and $2,608,000 and letters of credit of $0 and $150,000, respectively.
There was $3,000,000 in Federal funds sold at June 30, 2006.

The Company has geographic concentrations of credit in its principal market area of Tarrant County, Texas. Prior to the sale of the Whitesboro, Texas branch in January 2006, it also had concentrations in Grayson County, Texas. When the Bank sold its four branches in San Antonio, Texas (the “San Antonio Branches”), it was required to retain several loans as part of the transaction. Therefore, there is also some geographic concentration of credit in Bexar County, Texas. Insurance Premium Finance ("IPF") loans, secured by the residual value of unearned insurance premiums, comprised $5,653,000, or 14.8%, of gross loans at December 31, 2005. On May 5, 2006, the Company sold its IPF loan portfolio. See current developments.

Note 7. Other Non-interest Expense

Other non-interest expense consisted of the following:

	Three Months Ended			Six Months Ended

	June 30	June 30	June 30	June 30
	2006	2005	2006	2005
	(000 omitted)	(000 omitted)	(000 omitted)	(000 omitted)

Legal, audit and other professional services	$ 204	$ 268	$ 389	$ 514
Postage and delivery	8	8	26	34
Telephone	6	11	12	18
Office supplies	9	20	25	40
Amortization of debt issuance costs	11	10	21	20
Insurance	15	46	21	91
FDIC and OCC assessments	27	32	56	70
Other	165	245	372	423

Total other non-interest expense	$ 445	$ 640	$ 922	$ 1,210

Note 8. Business Segments

The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on interest income and profit or loss from operations.

	Community Banking	Insurance Premium Financing	Total
Six-month period ended June 30, 2006:	(000 omitted)	(000 omitted)	(000 omitted)
Net interest income	$ 538	$ 267	$805
Provision for credit losses	98	0	98
Noninterest income	2,103	67	2,170
Noninterest expense	(1,739)	(282)	(2,021)
Net income (loss)	1,000	52	1,052

Six-month period ended June 30, 2005:
Net interest income	$ 680	$ 474	$ 1,154
Provision for credit losses	(223)	-	(223)
Noninterest income	322	5	327
Noninterest expense	(2,121)	(318)	(2,439)
Net income (loss)	(1,342)	161	(1,181)

Three-month period ended June 30, 2006:
Net interest income	$ 229	$ 62	$ 291
Provision for credit losses	0	0	0
Noninterest income	465	1	466
Noninterest expense	(823)	(101)	(924)
Net income (loss)	(129)	(38)	(167)

Three-month period ended June 30, 2005:
Net interest income	$ 339	$ 259	$ 598
Provision for credit losses	(75)	-	(75)
Noninterest income	215	3	218
Noninterest expense	(1,052)	(169)	(1,221)
Net income (loss)	(573)	93	(480)

At June 30, 2006
Loans, gross	$ 16,517	$0	$ 16,157
Total assets	$ 32,252	$0	$ 32,252

At December 31, 2005
Loans, gross	$32,441	$5,653	$38,094
Total assets	43,933	5,562	49,495

On May 5, 2006, the Company sold its IPF loan portfolio and business segment. See current developments.

Note 9. Sale of Insurance Premium Financing

On May 5, 2005, the Company sold its Insurance Premium Financing (IPF) business segment to a Maryland bank. The tangible assets sold consisted on IPF loans of $3,722,000. The Company recorded a $323,000 gain on the sale.

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

On October 10, 2005, the Board of Directors of the Company entered into the Written Agreement with the Federal Reserve. Under the Written Agreement, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the Federal Reserve. Also, the Company is required to develop and submit to the Federal Reserve a written three-year capital plan for the Bank, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Company has not met its interest payment obligations on the Notes since missing the interest payment that was due June 30, 2002.

On January 20, 2006, the Bank sold its Whitesboro branch to Legend Bank, N.A. (Legend) and recorded a gain on sale of approximately $1,541,000. See Note 3 for additional details related to the branch sale.

On May 5, 2006, the Bank sold its Insurance Premium Finance loan portfolio and recorded a gain of approximately $323,000. In connection with the sale, the Bank sold approximately $3.7 million in loans and received approximately $4.0 million in cash. See Note 9.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion focuses on the consolidated financial condition of the Company at June 30, 2006 compared to December 31, 2005, and the consolidated results of operations for the three-month period ended June 30, 2006 compared to the same period in 2005. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

The Bank currently operates under a Determination Letter issued by the TDOB, which became effective on June 1, 2005. Among other requirements, the Bank’s Board of Directors must (1) submit a comprehensive strategic plan and (ii) an improved capital plan. The Bank’s Board of Directors and management are attempting to comply with the Determination Letter, but compliance with its provisions cannot be assured.

Further, the Holding Company is without significant assets other than its ownership of all the common stock of the Bank and is dependent upon dividends or return of capital received from the Bank in order to meet its cash obligations, including service of its obligations under the Notes. Pursuant to the provisions of the Company’s agreement with the TDOB and the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is precluded from declaring and paying any dividends without prior TDOB and FDIC approval. Previously, the Company was subject to the same restrictions pursuant to the Consent Order issued by the OCC. The Company received OCC approval to reduce the Bank's surplus in 2000 and received loans from certain employees and members of the Board of Directors during 2001 to help the Company meet its cash obligations. The TDOB and FDIC, as well as the Federal Reserve, approved three returns of capital of approximately $109,000 in January, February and May, 2006 to allow the Company to meet some of its cash obligations. However, there have been no other approvals by the TDOB and FDIC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Holding Company, nor have there been future commitments by any employee, officer or director to loan the Holding Company additional funds. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital.

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

- The ability of the Company to comply with the terms of the Written Agreement entered into on October 10, 2005 with the Federal Reserve Bank as more fully discussed below under “Regulatory Relations”.

- The ability of the Company to retain key executives and employees and the difficulty that the Company may experience in replacing key executives and employees in an effective manner.

- The ability of the Company to grow despite the reduction in the number of branches and overall size resulting from the January 2004 sale of the San Antonio Branches, the January 2006 sale of the Whitesboro branch and the May 2006 sale of the insurance premium finance business.

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

WRITTEN AGREEMENT: On October 10, 2005, the Board of Directors of the Company entered into a Written Agreement with the Federal Reserve Bank (FRB). Under the Written Agreement, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the Federal Reserve. Also, the Company is required to develop and submit to the Federal Reserve a written three-year capital plan for the Bank, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Company was notified that as of February 13, 2006, it was not in compliance with all of the provisions of its FRB Agreement.

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
DEPENDENCE ON BANK. The Holding Company is without significant assets other than its ownership of all of the common stock of the Bank. The Holding Company is dependent upon dividends received or return of capital distributions from the Bank in order to meet its cash obligations, including debt service on the Notes. The Bank is currently precluded from declaring and paying any dividends to the Holding Company without prior TDOB and FDIC approval. Other than the returns of capital in the first quarter of 2006, and a May 9, 2006 approval for additional distributions totaling $150,000, no further approval has been obtained. The Bank previously had the same restrictions pursuant to the Consent Order issued by the OCC. During 2003, the Company received $15,000 to pay corporate expenses for the issuance of 833,333 shares of unregistered restricted common stock. $10,000 was received from directors of the Company. The amount was recorded as a liability in 2003 pending issuance of the shares. During 2004, the Company issued 1,394,729 unregistered shares in exchange for $31,000, including the amount collected in 2003 referred to above. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock and (except for those noted above) there have been no approvals by the TDOB and FDIC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Company. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs. See also the discussion below under the heading "Liquidity".

ANALYSIS OF FINANCIAL CONDITION

The Company's assets totaled $32.2 million at June 30, 2006, representing a $17.2 million, or 34.8%, decrease compared to $49.5 million at December 31, 2005. Cash and cash equivalents increased $5.2 million from $8.6 million at December 31, 2005 to $13.8 million at June 30, 2006. Loans declined $20.9 million, and other real estate and repossessed assets declined $62 thousand. The decrease in assets was primarily the result of selling the Bank’s Whitesboro, Texas office on January 20, 2006 and the Insurance Premium Financing (IPF) Division on May 6, 2006. The sale of the Whitesboro branch included approximately $20.3 million in deposits, $13.0 million in loans, and $400 thousand in fixed assets. Also as a result of the sale, the Bank eliminated goodwill of approximately $1.045 million associated with the original purchase of the Whitesboro branch. The sale of the IPF Division included approximately $3.7 million in loans.

Net loans decreased $20.9 million, or 57.0%, from $36.6 million at December 31, 2005 to $15.7 million at June 30, 2006. Most of the decrease related to loans sold with the Whitesboro branch and the IPF division. Loans, net, as a percentage of total deposits, were 65.2% at June 30, 2006 compared to 86.1% at December 31, 2005.

Other real estate owned and repossessed assets decreased $62 thousand to $1 thousand at June 30, 2006.

Total deposits were $24.0 million at June 30, 2006, an $18.4 million decrease from December 31, 2005. Deposits increased $1.8 million exclusive of the deposits sold with the Whitesboro branch.

Convertible subordinated debt under the Notes totaled $4.350 million at June 30, 2006 and December 31, 2005. The Notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank and bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the Notes is payable semi-annually. The Company has not yet met any of its interest payment obligations under the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified the holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of June 30, 2006, no agreement had been reached as to any restructuring of the Notes. Management does not know if it will be successful in these negotiations. The amount of the principal and any accrued and unpaid interest on the Notes is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the Notes, together with any accrued and unpaid interest, to be immediately due and payable.

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

In January 2006, the Company sold its Whitesboro, Texas Branch at a profit of approximately $1,541,000. In May 2006, the Company sold its IPF Division at a profit of approximately $323,000. Both of these transactions had material effects on the respective quarters and the year-to-date results of operations.

The Company recorded a $167,000 net loss for the three months ended June 30, 2006 ($0.01 per share) compared to a $480,000 net loss for the three months ended June 30, 2005 ($0.04 per share). There was no loan loss provision for the three months ended June 30, 2006, as contrasted with a provision for loan losses of $75,000 for the corresponding period in 2005. The three months ended June 30, 2006 included a gain on the sale of other real estate owned of $17,000 versus a $123,000 gain for the 2005 period. The three months ended June 30, 2006 included a gain of $323,000 from the sale of the IPF division as contrasted with no comparable transactions in 2005. Noninterest expense declined $297,000 from 2005 to 2006 as a result of a $135,000 decrease in salaries and employee benefits, a $64,000 decrease in professional fees, a $31,000 decrease in insurance expense, and a general decrease in other expenses resulting from the sale of the Whitesboro branch and the IPF Division.
The Company recorded net income of $1,052,000 for the six month period ended June 30, 2006 versus a loss of ($1,181,000) for the six month period ended June 30, 2005. For the 2006 period, there was a credit to loan loss provision of $98,000 versus a loss provision of $223,000 for the 2005 period. Noninterest income for the June 2006 six month period was $2,170,000 versus $327,000 for the comparable 2005 period. The 2006 six month period included a $1,541,000 gain on the sale of the Whitesboro branch and a $323,000 gain on the sale of the IPF Division. Noninterest expense declined $418,000 (17.1%) from $2,439,000 for the 2006 six month period to $2,021,000 for the comparable 2005 period. Salaries and employee benefits decreased $147,000, professional fees decreased $125,000, insurance expense decreased $70,000, and other expenses decreased in general as a result of the sale of the Whitesboro branch and the IPF division.

The Company did not record a tax benefit with the losses because the Company cannot be reasonably certain that it will receive a future income tax benefit.

NET INTEREST INCOME: Net interest income is normally the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. For the three months ended June 30, 2006, net interest income decreased $307,000 to $291,000, or 51.3%, compared to $598,000 for the three months ended June 30, 2005. This resulted from a decrease in total interest income of $323,000 coupled with a decrease in interest expense of $16,000 for the three months ended June 30, 2006.

The decrease in total interest income was primarily due to a 35.9% decrease in earning assets ($29.4 million versus $45.9 million) despite an increase in average yields earned from 7.57% in 2005 to 8.12% in 2006. The Whitesboro branch sale, which closed January 20, 2006, included approximately $13 million in loans. The IPF Division sale, which closed May 6, 2006, included approximately $3.7 million in loans.
Total interest expense decreased $17,000 as a result of a 35.4% decrease in average interest-bearing liabilities ($24.5 million versus $37.9 million) coupled with an increase in average rates paid from 3.45% in 2005 to 5.11% in 2006. The Whitesboro branch sale included approximately $20 million in deposits.

For the six months ended June 30, 2006, net interest income decreased $349,000 (30.2%) from $1,154,000 to $805,000. This resulted from a $366,000 decrease in interest income coupled with a $17,000 decrease in interest expense. Average earning assets decreased $14.6 million (31.9%) and average yields increased from 7.47% to 9.25%. Average costing liabilities decreased $12.9 million (32.9%) and average rates paid increased from 3.34% to 4.86%.

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

During the three months ended June 30, 2006, the Company experienced loan losses of $439,000 net of recoveries ($500,000 - $61,000). During the three months ended June 30, 2005, chargeoffs exceeded recoveries by $68,000 ($219,000 - $151,000). The allowance for credit losses at June 30, 2006 was $622,000, or 3.8% of gross loans, versus $2,004,000, or 5.2% of gross loans, at June 30, 2005.
During the six months ended June 30, 2006, the Company experienced loan losses of $513,000 net of recoveries ($740,000 - $227,000). During the six months ended June 30, 2005, chargeoffs exceeded recoveries by $54,000 ($308,000 - $254,000). The allowance for credit losses at June 30, 2006 was $622,000, or 3.8% of gross loans, versus $2,004,000, or 5.2% of gross loans, at June 30, 2005.

Nonperforming loans, defined as loans past due ninety days or more and still accruing and loans for which the accrual of interest has been discontinued, totaled $591,000 at June 30, 2006, an increase of $454,000 from $137,000 at December 31, 2005. Non-accrual loans increased $460,000. Non-performing loans as a percentage of total gross loans were 3.6% at June 30, 2006 and 0.4% at December 31, 2005.
While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

NON-INTEREST INCOME: Non-interest income totaled $466,000 for the three months ended June 30, 2006, compared to $218,000 for the three months ended June 30, 2005, an increase of $248,000. This increase is primarily due to gain of $323,000 realized on the sale of the IPF Division. In addition, the Bank recorded $17,000 in gains on the sale of other real estate owned in 2006 versus gains of $123,000 in 2005.
Non-interest income totaled $2,170,000 for the six months ended June 30, 2006 versus $327,000 for the six months ended June 30, 2005. The 2006 period included the $1,541,000 gain on the sale of the Whitesboro branch and the $323,000 gain on the sale of the IPF Division.

NONINTEREST EXPENSE. Non-interest expense totaled $924,000 for the three-month period ended June 30, 2006, a decrease of $297,000, or 24.3%, from the three-month period ended June 30, 2005. This decrease was the result of decreases in salaries and benefits, professional fees, insurance, and other general expenses decreasing as a result of the sale of the Whitesboro branch and the IPF Division.

Non-interest expense totaled $2,021,000 for the six months ended June 30, 2006 versus $2,439,000 for the six months ended June 30, 2005. Salaries and employee benefits decreased $147,000, professional fees decreased $125,000, insurance expense decreased $70,000, and other expenses decreased in general as a result of the sale of the Whitesboro branch and the IPF division.
INCOME TAXES. The Company recorded no income tax benefits during the three-month period ended June 30, 2006 or the three-month period ended June 30, 2005.

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

Cash and cash equivalents were $13,759,000 at June 30, 2006 and represented 42.7% of total assets and 57.1% of total deposits compared to ratios of 17.3% of total assets and 20.1% of total deposits at December 31, 2005. The Bank has the ability to borrow funds from the FHLB if the Bank needs to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Bank's liquidity position is adequate based on its level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

The Holding Company is without significant assets other than its ownership of all of the common stock of the Bank and is entirely dependent upon dividends received and return of capital from the Bank or borrowings from its officers and directors in order to meet its cash obligations, including debt service on the $4,350,000 due under the Notes. Under the Determination Letter with the TDOB, the Bank is currently precluded from declaring and paying any dividends without prior approval. The Company has no source of funds to pay the interest that is past due on the debt or future interest requirements.

The Company has not yet met any of its interest payment obligations on the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of June 30, 2006, no agreement had been reached as to any restructuring of the Notes. There are no commitments by any of the Board members to lend additional funds. Accordingly, the Company does not have the financial means to service the interest payments on the Notes.

CAPITAL RESOURCES

The Company’s total shareholders' equity was $1,666,000 at June 30, 2006 as compared to total shareholders’ equity of $614,000 at December 31, 2005, representing a $1,052,000 increase from December 31, 2005. The Bank is subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk-based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier I and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier I capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Total capital includes Tier I capital plus the allowance for loan losses not to exceed 1.25% of risk-weighted assets. Risk-weighted assets are the Bank’s total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier I leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier I capital divided by average adjusted assets for the most recent quarter.

Under the Determination Letter, the Bank is required to maintain its capital at the “well capitalized” level until June 1, 2008. The table below sets forth Bank-only capital levels in addition to the capital requirements under the Determination Letter and prompt corrective action regulations.

	Actual Period-end June 30, 2006	Capital Ratios December 31, 2005	Required under TDOB Determination Letter	For Capital Adequacy Purpose	Minimum Requirements to be Well Capitalized under Prompt Action Requirements

Leverage Ratio
Tier I capital to average assets - Bank		24.3%	5.00%	4.00%	5.00%

Risk-Based Capital Ratios
Tier I capital to risk-weighted assets - Bank		39.5%	6.00%	4.00%	6.00%

Total capital to risk-weighted assets - Bank		40.8%	10.00%	8.00%	10.00%

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Although no default has been declared, the Company did not pay interest that was due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003, March 31, 2004, September 30, 2004, March 31, September 30, 2005 and March 31, 2006 on $4,350,000 aggregate principal amount of the Notes. Part I contains statements about the Notes. Only the specific statements about the Notes, the arrearage in payments of interest due and the possible consequences of default are incorporated in this Item 3. The specific statements are located in Part I, in Item 1, Note 5 to the financial statements and in Item 2, under the following headings: Overview, Dependence on the Bank, Analysis of Financial Condition and Liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE NUMBER
3.01	Certificate of Incorporation, as amended	Filed with the Company’s Form 10-K dated December 31, 1993 and incorporated by reference herein.
3.02	Restated Bylaws	Filed with the Company’s Form 10-K dated December 31, 1994 and incorporated by reference herein.
4.01	Form of Common Stock certificate(specimen)	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.02	Indenture dated as of June 30, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee	Filed with the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference herein.
4.03	Form of Notes (included in Exhibit 4.02)	Filed with the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference herein.
4.04	Form of Note Purchase Agreements dated June 30, 1998	Filed with the Company's Registration Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
10.01	Branch Purchase and Assumption Agreement entered into with W. Marvin Rush as Agent for the organizers of TexStar Bank on October 31, 2003	Filed with the Company's Form 8-K filed on November 18, 2003 and incorporated by reference herein.
11	Statement Regarding the Computation of Earnings Per Share	Reference is hereby made to the Consolidated Statements of Operations on page 4 and Note 2 to the Consolidated Financial Statements on page 8 hereof
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	32
32.1	Certification of the chief executive 35 officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	34

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: _________________, 2006 Surety Capital Corporation

By: /s/ Richard Abrams

Richard Abrams, Chairman

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE NUMBER
3.01	Certificate of Incorporation, as amended	Filed with the Company’s Form 10-K dated December 31, 1993 and incorporated by reference herein.
3.02	Restated Bylaws	Filed with the Company’s Form 10-K dated December 31, 1994 and incorporated by reference herein.
4.01	Form of Common Stock certificate(specimen)	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.02	Indenture dated as of June 30, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee	iled with the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference herein.
4.03	Form of Notes (included in Exhibit 4.02)	iled with the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated by reference herein.
4.04	Form of Note Purchase Agreements dated June 30, 1998	Filed with the Company's Registration Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
10.01	Branch Purchase and Assumption Agreement entered into with W. Marvin Rush as Agent for the organizers of TexStar Bank on October 31, 2003	Filed with the Company's Form 8-K filed on November 18, 2003 and incorporated by reference herein.
11	Statement Regarding the Computation of Earnings Per Share	Reference is hereby made to the Consolidated Statements of Operations on page 4 and Note 2 to the Consolidated Financial Statements on page 8 hereof
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	32
32.1	Certification of the chief executive 35 officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	34

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

Date: September 22,2006	/s/ Richard Abrams
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

Date: September 22, 2006	/s/ Richard Abrams
Richard Abrams, Chairman (chief executive officer and chief financial officer)