Form 10KSB
period 2005-12-01
SURETY CAPITAL CORP /DE/
filed 2006-10-05
CIK 784932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Post Office Box 1778, Fort Worth, Texas 76101
(Address of Principal Executive Offices)

817-850-9800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Issuer's revenues for its most recent fiscal year: $5,518,000

The aggregate market value of Common Stock held by nonaffiliates of the Registrant on July 19, 2006, based on the average of the bid and ask price for the Common Stock, was $1,653,117. For purposes of this computation, all officers, directors and 5% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 5% beneficial owners are, in fact, affiliates of the
Registrant.

As of July 19, 2006, 11,400,809 shares of Common Stock were issued and 11,320,973 were outstanding.

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

Documents Incorporated by Reference: None.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This document (including information incorporated by reference) contains, and future oral and written statements of Surety Capital Corporation (the “Company”) and its management may contain, forward-looking statements, within the meaning of such term in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company's management and on information currently available to management, are generally identifiable by the use of words such as "believe," "expect," "anticipate," "plan," "intend," "estimate," "may," "will," "would," "could," "should" or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

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

- The ability of the Company to manage the risks associated with the foregoing as well as its inability to meet its obligations under certain 9% Convertible Subordinated Notes Due 2008 (the “Notes”), issued by the Company pursuant to an indenture between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee, including interest payments that became due March 31, 2002 and subsequent periods which the Company has not made.

- The ability of the Company to comply with the terms of the Determination Letter entered into in June 2005 with the Texas Department of Banking (“TDB”) as more fully discussed below under the heading “Regulatory Relations.”

- The ability of the Company to comply with the terms of the Written Agreement with the Federal Reserve Bank of Dallas (the "FRB”) entered into in October 2005, as more fully discussed below under the heading "Regulatory Relations". The FRB notified the Company that as of June, 2006, it was not in compliance with all the provisions of the Agreement.

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

PART I

ITEM 1. BUSINESS.

GENERAL

The Company (Surety Capital Corporation), a corporation incorporated under the laws of the state of Delaware in 1985, is a bank holding company registered under the bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company owns all of the issued and outstanding shares of capital stock of Surety Bank, National Association (the "Bank"), Fort Worth, Texas, formerly Texas Bank, National Association and formerly Texas National Bank. On December 31, 2005 the Bank had full service offices in Fort Worth and Whitesboro, Texas.

The Company's principal executive offices are located at 301 Byron Street, Fort Worth, Texas 76114, and its telephone number is 817-850-9800.

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

THE BANK

The Bank was chartered as a national banking association in 1983. The Bank converted to a state charter on June 1, 2005 and the Texas Department of Banking became its primary regulator. As discussed elsewhere, the Bank sold its Whitesboro branch in January of 2006. After January, 2006, the Bank only operates a full service office in Fort Worth, Texas. The Bank also operates one mobile branch to serve Dallas and Tarrant counties in Texas. The Bank provides retail and commercial banking services to its customers, including checking and savings accounts, time deposits, IRAs, money transfers, safe deposit facilities, commercial loans, real estate mortgage loans, consumer loans and night depository facilities. The Bank specialized in IPF lending until that division was sold May, 2006. At December 31, 2005, commercial loans, real estate loans, consumer loans and IPF loans represented 17.3%, 62.7%, 5.1% and 14.8% of the Company's total loan portfolio before deducting unearned interest, respectively. Management believes that no material industry or group concentrations exist in the loan portfolio.

REGULATORY RELATIONS
DETERMINATION LETTER. On June 1, 2005, the Bank and the TDB entered into a formal written agreement (the "Determination Letter") that replaced prior agreements with the Office of the Comptroller of the Currency (“OCC”). The Letter includes provisions for new appointments to the Board of Directors, management effectiveness, and adoption of a three-year strategic plan. The Letter prohibits the payment of dividends without prior permission and requires the Bank to meet the federal “well capitalized” capital definition for a period of three years. Management believes that it is in compliance with the Determination Letter with the TDB.
WRITTEN AGREEMENT. On October 10, 2005, the Board of Directors of the Company entered into a Written Agreement (the "Agreement") with the FRB. Under the Agreement, the Company is not permitted to declare or pay any corporate dividends (or receive any dividends from its Bank subsidiary) or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Company has not yet met any of its interest payment obligations on the $4.350 million of convertible debt under the Notes since missing an interest payment due March 31, 2002. The Company was subsequently notified that it is not in complete compliance with all of the provisions of the Agreement.

DEPENDENCE ON BANK

The Company, as a holding company, is without significant assets other than its ownership of all the common stock of the Bank. The Company is dependent upon dividends received from the Bank or return of capital in order to meet its cash obligations, including debt service on the Notes. Under an agreement with the TDB (referred to herein as the “New Formal Agreement”), the Bank is currently precluded from declaring and paying any dividends without prior TDB and FRB approval and no approval has been obtained, with the exception of $109,000 approved during 2006 for the payment of operating expenses. During 2002, the Company issued 655,000 shares of unregistered restricted common stock for $68,100 and converted $95,000 of non-interest bearing notes into 438,392 shares of unregistered restricted common stock. During 2003, the Company received $15,000 to pay corporate expenses for the issuance of 833,333 shares of unregistered restricted common stock. $10,000 was received from directors of the company. The amount was recorded as a liability in 2003 pending the issuance of the common shares. During 2004, the Company issued 1,394,729 unregistered shares in exchange for $31,000, including the $10,000 referred to above. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock and there have been no approvals by the TDB or FRB for future reductions in the Bank's surplus other than $75,000 approved for additional regulatory expenses, payment of dividends or other upstream of capital by the Bank to the Company which has been requested. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs. See the discussion below under the heading "Liquidity".

COMMERCIAL AND CONSUMER LENDING

The Company provides general commercial lending services for corporate and other business clients as a part of the Company's efforts to serve the local communities in which it operates. Certain risks are involved in granting loans, primarily related to the borrowers' ability and willingness to repay the debt. Before the Company extends a new loan to a customer, these risks are assessed through a review of the borrower's past and current credit history, the collateral being used to secure the transaction, the borrower's general character and various other factors. Once the decision has been made to extend credit, a responsible credit officer monitors these factors throughout the life of the loan. The Company commissioned several independent loan reviews during 2005. Any loan identified as a problem credit by management or during the loan review is assigned to the Company's "watch loan list," and is subject to ongoing monitoring to ensure appropriate action is taken when deterioration has occurred. Commercial, industrial and agricultural loans are primarily variable-rate and include operating lines of credit and term loans made to small businesses primarily based on their ability to repay the loan from the business's cash flow. Business assets such as equipment and inventory typically secure these loans. When the borrower is not an individual, the Company generally obtains the personal guarantee of the business owner. As compared to consumer lending, which includes loans secured by a single-family residence, personal installment loans and automobile loans, commercial lending entails significant additional risks. These loans typically involve larger loan balances and are generally dependent on the business's cash flow and, thus, may be subject to adverse conditions in the general economy or in a specific industry. Management reviews the borrower's cash flows when deciding whether to grant the credit to evaluate whether estimated future cash flows will be adequate to service principal and interest of the new obligation in addition to existing obligations. Commercial real estate and farmland loans are primarily secured by borrower-occupied business real estate and are dependent on the ability of the related business to generate adequate cash flow to service the debt. Such loans primarily carry variable-interest rates. Commercial real estate loans are generally originated with a loan-to-value ratio of 80% or less. Management performs much the same analysis when deciding whether to grant a commercial real estate loan as a commercial loan.

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

INSURANCE PREMIUM FINANCING

Until May 2006, the Company supplemented its traditional community bank lending with its specialized niche-lending product of IPF. The Company funded this specialized lending activity by using relatively low cost core retail deposits from its network of community banking offices. This gave the Company a pricing advantage over non-bank competitors.

IPF lending involved the lending of funds to companies and individuals for the purpose of financing their purchase of property and casualty insurance. The Company marketed this product through approximately 250 independent insurance agents and maintains a loan portfolio supported by insurance policies underwritten by approximately 300 insurance companies. The loans were relatively short term, generally with initial maturities of eight to ten months. The down payment and monthly installments on each loan were calculated so that in most cases the equity or value of the unearned premium in the policy exceeded the net balance due on the loan. If the borrower did not make the loan payments on time, the Company had the right, after notice to the borrower, to cancel the insurance policy and to receive the entire amount of the unearned premium from the insurance company writing the insurance. The unearned premium is then applied to the net loan balance.

At December 31, 2005, IPF loans totaled approximately $5.7 million or 14.8% of the Bank's gross loans, compared to approximately $5.4 million, or 12.3% of gross loans at December 31, 2004.

In May 2006 the Bank sold its IPF business segment.

COMPETITION

There is significant competition among banks and bank holding companies in the market served by the Company, and the Company believes that such competition among such banks and bank holding companies, many of which have far greater assets and financial resources than the Company, will continue to increase in the future. The Company also encounters intense competition in its commercial and consumer banking business from savings and loan associations, credit unions, factors, insurance companies, commercial and captive finance companies, and certain other types of financial institutions, many of which are larger in terms of capital, resources and personnel. The casualty IPF business of the Company was also very competitive. Large insurance companies offer their own financing plans, and other independent premium finance companies and other financial institutions offer IPF loans.

The Company believes that such competition will continue and increase in the future. In addition, the manner in which and the means by which financial services are delivered to customers have changed significantly in the past and can be expected to continue to change in the future. It is not possible to predict the manner in which existing technology, and changes in existing technology, will affect the Company. Changes in technology are likely to require additional capital investments to remain competitive. Although the Company has invested in new technology in the past, there can be no assurance that the Company will have sufficient financial resources or access to the proprietary technology, which might be necessary to remain competitive in the future. On November 12, 1999 the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act made sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities. The GLB Act is not expected to have a material effect on the activities in which the Company and the Bank currently engage, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act. See "Gramm-Leach-Bliley Act of 1999" under "Item 1. Business - Supervision and Regulation: Regulation of the Company."

EMPLOYEES

As of December 31, 2005 the Bank had 35 full-time equivalent employees. The Bank provides a number of benefits such as health, dental and life insurance for all employees, as well as education assistance for qualified, employees. None of the Bank's employees are subject to a collective bargaining agreement, and the Bank believes that its employee relations are good. The Company has no employees not also employed by the Bank.

SELECTED FINANCIAL DATA

The following summary of consolidated financial data of the Company is derived from the financial statements of the Company as of and for the five years ended December 31, 2005. At December 31,
-------------------------------------------------------------
(Dollars in thousands, except per share amounts)

-------------------------------------------------------------

	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
Total assets	49,495	54,772	91,439	104,049	95,560
Cash and cash equivalents	8,554	7,043	14,426	18,411	14,403
Securities available for sale	-	34	1,580	4,522	10,598
Loans, net of unearned income	37,813	43,594	67,182	72,506	62,263
Allowance for credit losses on loans	(1,233)	(1,835)	(1,688)	(1,461)	(1,266)
Total deposits	42,500	43,924	81,438	94,026	83,155
Long term debt	4,350	4,350	4,350	4,350	4,350
Shareholders' equity	614	880	3,762	4,627	6,975

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
INCOME STATEMENT DATA:
Interest income	3,990	3,756	5,811	6,364	6,996
Interest expense	1,390	1,373	2.050	2,262	3,225
--------------------------------------------------------
Net interest income	2,600	2,383	3,761	4,102	3,771
Provision for (losses) recoveries	357	(1,460)	(245)	(1,885)	-
--------------------------------------------------------
Net interest income after provision for credit (losses)
recoveries	2,957	923	3,516	2,217	3,771
Noninterest income	1,528	982	959	1,007	858
Noninterest expense	4,736	4,835	5,249	5,973	6,183
---------------------------------------------------------
Income (loss) before income taxes	(251)	(2,930)	(774)	(2,751)	(1,554)
Income tax expense (benefit)	-	-	-	-	-
---------------------------------------------------------
Net income (loss)	$ (251)	$ (2,930)	$ (774)	$ (2,751)	$ (1,554)

COMMON SHARE DATA:
Net income (loss)– basic	$ (0.02)	$ (0.28)	$ (0.08)	$ (0.30)	$ (0.23)
Net income (loss) – diluted	$ (0.02)	$ (0.28)	(0.08)	(0.30)	(0.23)
Book value	0.05	0.08	0.38	0.47	0.87
Dividend pay-out ratio	--	--	--	--	--

	At or for the Year Ended December 31,
	2005	2004	2003	2002	2001
PERFORMANCE DATA
Return (loss) on average total assets	(0.51)%	(4.85)%	(0.85)%	(2.72)%	(1.64)%
Return (loss) on average shareholders' equity	(73.65)%	(102.20)%	(20.60)%	(47.35)%	(20.72)%
Net interest spread(1)	5.48%	3.65%	4.16%	3.96%	3.93%
Net interest margin(2)	5.88%	4.44%	4.48%	4.38%	4.60%
Average shareholders' equity to average assets	0.69%	4.75%	4.30%	5.75%	7.92%
Total loans to total deposits at year-end	86.07%	95.07%	80.42%	77.11%	74.88%

ASSET QUALITY RATIOS
Nonperforming assets to total assets	0.46%	6.32%	5.82%	5.60%	1.54%
Nonperforming loans to total loans	0.44%	4.32%	4.78%	5.55%	1.18%
Net loan charge-offs to average loans	0.59%	2.60%	0.03%	2.42%	0.00%
Allowance for credit losses on loans to total loans	3.26%	4.21%	2.51%	2.02%	2.03%
Allowance for credit losses on loans to nonperforming loans	747.27%	97.45%	52.03%	36.32%	172.98%

(1) Calculated as the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Calculated as net interest income divided by average interest-earning assets.

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

WRITTEN AGREEMENT. On October 10, 2005, the Board of Directors of the Company entered into a Written Agreement (the "Agreement") with the FRB. Under the Agreement, the Company is not permitted to declare or pay any corporate dividends (or receive any dividends from its Bank subsidiary) or incur any additional debt without the prior approval of the FRB. Also, the Company was required to develop and submit to the FRB a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Company has not yet met any of its interest payment obligations on the $4.350 million of convertible debt under the Notes since missing the payment that was due March 31, 2002. The Company was subsequently notified in June 2006 that it is not in compliance with all of the provisions of the Agreement.

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

REGULATION OF THE BANK

The Bank is a state banking association and therefore is subject to regulation, supervision and examination by the TDB. The Bank is also a member of the FDIC. Requirements and restrictions under the laws of the United States include a reserves requirement, restrictions on the nature and the amount of loans which can be made, restrictions on the business activities in which a bank may engage, restrictions on the payment of dividends to shareholders and minimum capital requirements. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources." Because the FRB regulates the bank holding company parent of the Bank, the FRB also has supervisory authority that directly affects the Bank. In addition, upon making certain determinations with respect to the condition of any insured bank, such as the Bank, the FDIC may begin proceedings to terminate a bank's federal deposit insurance.
DETERMINATION LETTER. On June 1, 2005, the Bank and the TDB entered into a formal written agreement (the "Determination Letter") that replaced prior agreements with the OCC. The Letter includes provisions for new appointments to the Board of Directors, management effectiveness, and adoption of a three-year strategic plan. The Letter prohibits the payment of dividends without prior permission and requires the Bank to meet the federal “well capitalized” capital definition for a period of three years. The Bank has been notified by the Texas Department of Banking that it is in partial compliance with the Determination Letter and is vigorously pursuing full compliance with this agreement.
RESTRICTIONS ON DISTRIBUTION OF SUBSIDIARY BANK DIVIDENDS AND ASSETS. The Company owns all the outstanding common stock of the Bank. As a holding company without significant assets other than its ownership of all the common stock of the Bank, the Company's ability to meet its cash obligations, including debt service on the $4,350,000 aggregate principal amount of the Notes, is almost entirely dependent upon the payment of dividends by the Bank on its common stock. The declaration and payment of dividends by the Bank is subject to the discretion of the Board of Directors of the Bank and is restricted by the state banking laws and the regulations of the TDB, as well as by the New Formal Agreement.

Pursuant to 12 U.S.C. Section 56, a bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. As of December 31, 2005 the Bank has negative undivided profits of $(11,486,000). Payment of dividends out of undivided profits is further limited by 12 U.S.C. Section 60(a), which prohibits a state bank from declaring a dividend on its shares of common stock until its surplus equals its common capital, unless there has been transferred to surplus not less than 1/10th of the national bank's net income of the preceding half year in the case of quarterly or semi-annual dividends or not less than 1/10th of the national bank's net income of the preceding two consecutive half year periods in the case of annual dividends. The payment of dividends by the Bank is also subject to the provisions of 12 U.S.C. Section 60(b), which provides that no dividend may be declared or paid without the prior approval of the TDB if the total of all dividends, including the proposed dividend, in any calendar year exceeds the total of the Bank's net income for that year combined with its retained net income (or loss) of the preceding two years. The Bank incurred losses for fiscal years 2005 and 2004 in the aggregate amount of $2,269,000. Furthermore, under state law, a bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." Moreover, the TDB may find a dividend payment that meets all of the foregoing statutory requirements to be an unsafe and unsound practice and on those grounds prohibit the dividend.

Additionally, the Determination Letter prohibits the Board of Directors of the Bank from declaring or paying any dividends unless the Bank (a) is in compliance with 12 U.S.C. Sections 56 and 60, its approved capital program provided for in the Determination Letter, and the Tier 1 capital levels set forth in the Determination Letter, and (b) has obtained the prior written approval of the TDB and FDIC. See "Determination Letter" under "Item 1. Business - Supervision and Regulation: Regulation of the Bank."

During 2004, the Company received $15,000 for 833,333 shares of restricted common stock from members of the Board of Directors. During 2005, the Company received $10,000 which has not been determined to be for stock or debt. There are ongoing discussions with the FRB as to the status of this money. There are no future commitments by any officer or director to loan the Company funds or purchase the Company's stock. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital needs. The Company is attempting to negotiate with Note holders to accept non-interest bearing notes, warrants to purchase Company stock, and/or a modified conversion feature in exchange for interest to be due over the next three years. The Company does not know if it will be successful in these negotiations.

Until the restrictions under the New Formal Agreement with the TDB are lifted and the Bank satisfies all other statutory and regulatory requirements with respect to the payment of dividends, the Bank is precluded from paying a dividend to the Company, without prior TDB approval. Under these circumstances it is highly unlikely that the Company would be able to rely on alternative sources of capital, such as borrowings from financial institutions or issuances of equity securities and subordinated debt instruments. Therefore, the Company for the foreseeable future is dependent on the TDB's approval of future dividends by the Bank to the Company or continued loans from certain directors. The TDB may not approve dividends by the Bank to the Company, particularly if the Bank is unable to commence operating profitably in the near future.

The Company is unable to make the required interest payments, and continues to be in default under the Notes. The Indenture pursuant to which the Notes are issued does not provide for any right of acceleration of the payment of the Notes as a result of any failure of the Company to timely pay principal of and interest on the Notes, or to comply with the covenants contained in the Indenture; the holder of the Notes (or the Trustee on behalf of the holders of all the Notes affected) may, however, in lieu of accelerating the maturity of the Notes, seek to enforce payment of such interest, principal or premium, if any, and the performance of such covenants or agreements. Furthermore, the Notes may be accelerated in the event of the bankruptcy, insolvency or reorganization of the Company. The initiation of any such course of action by the holders of the Notes in the event of the failure of the Company to meet its debt servicing obligations under the Notes could have a significant adverse impact on the future operations of the Company. In February 2002, the Company notified the holders of its notes that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of December 31, 2005, no agreement had been reached as to any restructuring of the convertible subordinated debt. Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its stockholders, including any depository institution holding company (such as the Company) or any stockholder or creditor thereof.

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

BRANCHING. Texas state banks may establish a branch anywhere in Texas provided that the branch is approved in advance by the TDB, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. Under the Riegle-Neal Interstate banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), subject to certain concentration limits and other requirements, (a) bank holding companies such as the Company are permitted to acquire banks and bank holding companies located in any state; (b) any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of the holding company, and (c) banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states - provided that, in the case of any such purchase or de novo branch establishment, the host state has adopted legislation "opting in" to those provisions of Riegle-Neal; and, provided that, in the case of a merger with a bank located in another state, neither of the two states involved has adopted legislation "opting out" of that provision of Riegle-Neal. On August 28, 1995 Texas enacted legislation opting out of interstate banking which was effective until September 1999. However, in the second quarter of 1998, the TDB approved a series of merger transactions requested by a non-Texas based institution that ultimately resulted in the merger of its Texas-based bank into the non-Texas based institution. Although challenged in the courts, the final legal ruling allowed the merger to proceed. In addition, on May 13, 1998, the Texas Banking Commission began accepting applications filed by state banks to engage in interstate mergers and branching.

CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. FDIA requires the TDB to take "prompt corrective action" with respect to any state bank that does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well-capitalized" to "critically undercapitalized," and require or permit the TDB to take supervisory action regarding any national bank that is not at least "adequately capitalized." Under these regulations, a state bank is considered "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage ratio of 5% or greater, and it is not subject to any order, written agreement or directive to meet and maintain a specific capital level for any capital measure. A state bank is considered "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and a leverage capital ratio of 4% or greater, and the institution does not meet the definition of an undercapitalized institution. A state bank is considered "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4%. A "significantly undercapitalized" institution is one which has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%. A "critically undercapitalized" institution is one that has a ratio of tangible equity to total assets that is equal to or less than 2%. With certain exceptions, state banks will be prohibited from making capital distributions or paying management fees if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized national banks will be required to file capital restoration plans with the TDB. Undercapitalized state banks also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The TDB may also, among other things, require an undercapitalized state bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

The TDB is authorized to take various enforcement actions against any significantly undercapitalized state bank and any undercapitalized national bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the TDB. The powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring a new election of directors and requiring the dismissal of directors and officers.

As an institution's capital decreases, the TDB's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The TDB has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator. Based on its capital ratios as of December 31, 2005, and exclusive of the Determination Letter, the Bank meets the requirements to be categorized as well capitalized under the applicable regulations. However, if the Bank was to become undercapitalized and these restrictions were to be imposed, the restrictions, either individually or in the aggregate, could have a significant adverse effect on the operations of the Bank.

CAPITAL ADEQUACY GUIDELINES. Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements issued by the FRB and the Bank is subject to similar requirements imposed by the TDB.

The various federal and state bank regulatory agencies, including the FRB and the TDB, have adopted risk-based capital requirements for assessing bank holding company (whose consolidated total assets are greater than $150 million at December 31, 2005) and Bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

The FRB(for the Company) and the TDB (for the Bank) have also adopted guidelines which supplement the risk-based capital guidelines with a minimum leverage ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3% for institutions with well diversified risk (including no undue interest rate exposure, excellent asset quality, high liquidity, good earnings), that are generally considered to be strong banking organizations (rated a CAMEL 1 under applicable federal guidelines), and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4% to 5%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets. The FRB continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expanding activities by bank holding companies. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital (less deductions for intangibles otherwise includable in Tier 1 capital) to total tangible assets. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" for a discussion of the Company's and the Bank's Tier 1 and Tier 2 capital ratios.

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

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the TDB may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

EXAMINATIONS. The TDB periodically examines and evaluates national banks. Based upon such an evaluation, the TDB may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the TDB-determined value and the book value of such assets.

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

BROKERED DEPOSIT RESTRICTIONS. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the TDB and FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.

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

COMMUNITY REINVESTMENT ACT OF 1977 ("CRA"). Under the CRA, a bank's applicable regulatory authority (which is the TDB for the Bank) is required to assess the record of each financial institution which it regulates to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by such institution for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The Bank has undertaken significant actions to comply with the CRA, and received a "satisfactory" rating in its most recent review by federal regulators with respect to its compliance with the CRA. Both the United States Congress and the banking regulatory authorities have proposed substantial changes to the CRA and fair lending laws, rules and regulations, and there can be no certainty as to the effect, if any, that any such changes would have on the Bank.

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

EXPANDING ENFORCEMENT AUTHORITY. One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the FRB, TDB and FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution that it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

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

STATISTICAL DISCLOSURES

The following schedules present, for the periods indicated, certain financial and statistical information of the Company as required under the SEC's Industry Guide 3, "Statistical Disclosures By Bank Holding Companies." The statistical disclosures of dollar amounts below are stated in thousands.

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

II. SECURITIES PORTFOLIO

A. The following is a schedule of the carrying values of securities available for sale and other securities at December 31 (in thousands):

	2005	2004
U.S. Treasury notes	$ --	$ --
U.S. government agencies	--	--
State and county municipals	--	--
Mortgage-backed securities	--	--
Other securities	--	34
------------------------------------------------------	-----------	------------
Total securities	$ --	$ 34

III. LOAN PORTFOLIO

A. Types of Loans - Total year-end loans are comprised of the following classifications at December 31 (in thousands):

	2005		2004
Loans:	(Amount)%		(Amount)%
IPF Loans	$ 5,653	14.8%	$ 5,384	12.3%
Commercial loans	6,601	17.3%	6,675	15.3%
Consumer loans	1,961	5.1%	4,116	9.5%
Real estate loans	23,879	62.7%	27,575	63.0%
	----------------------------------------------------------------------------------------
Total loans	$ 38,094	100.0%	$ 43,750	100.0%
Less: Unearned interest	(281)	0.7%	(156)	0.4%
Allowance for credit losses	(1,233)	3,2%	(1,835)	4.2%
	-----------------------------------------------------------------------------------------
Total loans, net	$ 36,580		$ 41,759

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities of loans based on contractual terms and assuming no amortization or prepayments, excluding residential real estate and home equity loans, IPF loans and consumer installment loans, as of December 31, 2005 (in thousands):

	Within One Year	One Year to Five Years	After Five Years	Total
Commercial, including IPF	$ 11,694	$ 549	$ 11	$ 12,254
Consumer	1,257	682	22	1,961
Real estate	18,077	2,895	2,907	23,879
Total	$ 31,028	$ 4,126	$ 2,940	$ 38,094

Set forth below is a table depicting loans maturing or repricing after December 31, 2006 by fixed rate and floating or adjustable rates (in thousands):

	Fixed	Adjustable	Total
Commercial	$ 438	$ 122	$ 560
Consumer	678	26	704
Real estate	4,056	1,746	5,802
Total	$ 5,172	$ 1,894	$ 7,066

C. Risk Elements

1. Nonaccrual, Past Due and Restructured Loans - The following schedule summarizes nonaccrual, past due and restructured loans as of December 31 (in thousands):

(a), (b) & (c)	2005	2004
Nonaccrual loans	$ 156	$ 1,777
Loans 90 days or more past due and still accruing	6	100
-------------------------
Total nonperforming loans	$ 162	$ 1,877
Other repossessed assets	63	1,580
-------------------------
Total nonperforming assets	$ 225	$ 3,457
Restructured loans performing in compliance with modified terms	1,253	-
Nonperforming assets plus performing Restructured loans	$ 1,478	$ 3,457
Nonperforming assets plus performing Restructured loans as a % of loans	3.9%	7.9%
Nonperforming assets plus performing Restructured loans as a % of assets	3.0%	6.3%

There were no loans, which are "troubled debt restructurings" as defined in Statement of Financial Accounting Standards No. 15 (exclusive of loans included in total nonperforming loans in the above table). The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that collection of interest is doubtful, which is when loans are past due as to principal and interest 90 days or more (120 days for IPF), except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible. In such cases, loans are individually evaluated in order to determine whether to continue income recognition after 90 days beyond the due dates. When loans are placed on nonaccrual status, any accrued interest is charged against interest income. The decrease in nonperforming assets of $3,232,000 is due primarily to aggressive efforts to collect nonperforming loans, dispose of repossessed assets, and closely monitor the performance of loans in general.

(d) Impaired Loans - Information regarding impaired loans at December 31 is as follows (in thousands):

	2005	2004
-------------------------
Year-end loans with allowance allocated	$ 156	$ 1,777
Year-end loans with no allowance allocated	--	--
Total impaired loans	$ 156	$ 1,777
Amount of the allowance allocated	$ 33	$ 253

Impaired loans are primarily comprised of commercial loans and installment loans, and are carried at present value of expected cash flows, discounted at the loan's effective interest rate or at fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans. Smaller-balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage and construction loans secured by one- to four-family residences, IPF, consumer and home equity loans. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. When analysis of a borrower's operating results and financial condition indicates that the borrower's underlying cash flows are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Year-end loans with allowance allocated and total impaired loans decreased by $1,621,000 due to the collection of several large loans from the prior year. During 2005, there was a change in management's analysis of the provision for loan and credit losses. Management has taken is more conservative position in analyzing loans with respect to a specific reserve. Loans which in prior years, would have been included in the calculation of a general reserve, are now specifically reserved. The change in management's philosophy is due to primarily to recommendations made by the TDB and changes in management.

2. Potential Problem Loans - At December 31, 2005, no loans were identified which management has serious doubts about the borrower's ability to comply with present loan repayment terms and which are not included in Item III.C.1., above.

3. Foreign Outstandings - There were no foreign outstandings during any period presented.

4. Loan Concentrations - At December 31, 2005, there were no concentrations of loans greater than 10% of total loans that are not otherwise disclosed as a category of loans in Item III.A. above.

D. Other Interest-Bearing Assets - At December 31, 2005, there were no other interest-bearing assets required to be disclosed under Item III.C.1 or 2 above, if such assets were loans.

IV. SUMMARY OF LOAN LOSS EXPERIENCE

A. The following schedule presents an analysis of the activity in the allowance for loan losses, average loan data and related ratios for the year ended December 31, 2005 and 2004 (in thousands):

	December 31, 2005	December 31, 2004
Beginning balance	$ 1,835	$ 1,688
Charge-offs:
1-4 family first liens	17	11
1-4 family junior liens	34	0
Nonfarm nonresidential	0	236
Commercial and industrial	389	1,439
Consumer	34	229
Other	283	17
Total charge-offs	757	1,932
Recoveries:
Construction	3	0
1-4 family first liens	--	9
1-4 family junior liens	5	0
Nonfarm nonresidential	0	1
Commercial and industrial	318	339
Consumer	50	76
Other	136	194
Total recoveries	512	619
Net charge-offs recoveries	245	1,313
Provision for credit losses (recoveries)on loans	(357)	1,460
	----------	----------
Ending balance	$ 1,233	$ 1,835
Average loans	$ 41,336	$ 50,587
Ratio of net charge-offs to average loans	0.6%	2.60%

B. The following schedule is a breakdown of the December 31, 2005 allowance for credit losses allocated by type of credit. A breakdown of the percentage of loans in each category to total loans is included in Item III.A., above.

	December 31, 2005	% to Total Lns	December 31, 2004	% to Total Lns
Loans:
Commercial loans	$ 496	1.30%	$ 668	1.53%
Consumer	50	0.13%	123	0.28%
Real estate loans	630	1.65%	981	2.24%
Unallocated	57	0.15%	63	0.14%
	-----------	----------	------------	----------
Total for allowance lo losses	$ 1,233	3.23%	$ 1,835	4.19%

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

V. DEPOSITS

A. The following is a schedule of average deposit amounts and average rates paid on each category for the years indicated (in thousands):

	Average Amount Outstanding During the Year		Average Rate Paid During the Year
	2005	2004	2005	2004
Noninterest-bearing demand deposits	$ 7,819	$ 14,382	----%	----%
Interest-bearing demand deposits	7,460	9,300	0.79%	0.71%
Savings deposits	1,223	1,450	0.49%	0.48%
Time deposits	25,457	24,360	3.59%	3.66%

Total average deposits	$ 41,959	$ 49,492	2.33%	1.95%

B. Other categories - not applicable.

C. Foreign deposits - not applicable.

D. The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 2005 (in thousands):

Three months or less	$ 710
Over three months through six months	-
Over six months through twelve months	-
Over one year through three years	5,618
Over three years	513
Total	$ 10,166

E. Time deposits greater than $100,000 issued by foreign offices – not applicable.

VI. RETURN ON EQUITY AND ASSETS

This information is included in "Item 1. Business - Selected Financial Data."

VII. SHORT-TERM BORROWINGS

This item is not required for the Company because average outstanding balances of short-term borrowings during the years ended December 31, 2005 and 2004 were less than 30% of shareholders' equity at such dates.

REPORTS TO STOCKHOLDERS AND GENERAL INQUIRIES

Surety Capital Corporation is required to file an Annual Report on Form 10-KSB which includes audited financial statements with the United States Securities and Exchange Commission (“SEC”). In addition to annual reporting, Surety Capital Corporation is required to file quarterly reports on Form 10-QSB. Surety Capital Corporation is also required to disclose certain corporate events if they are deemed “material events.” Some events are deemed material enough to require the filing of a Current Report on Form 8-K. All reports are filed and become public information.

Copies of the Form 10-KSB annual report and the Company’s quarterly reports may be obtained without charge by contacting:

Surety Capital Corporation
Post Office Box 1778
Fort Worth, Texas 76101
(817) 850-9800
Dick@sryp.net

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 2. PROPERTIES.

The following chart provides information about the Company's existing facilities.

BRANCH/OFFICE	APPROX. SQ. FT.	LOCATION/OWNERSHIP
----------------	--------	-------------------------
Fort Worth	18,208	1501 Summit Avenue Fort Worth, Texas 76102 Owned

Whitesboro	6,365	2500 Highway 82 East Whitesboro, Texas 76263 Owned as of December 31, 2005(sold January, 2006)

The Company considers its physical properties to be in good operating condition and suitable for the purposes for which they are (or were) being used. All the properties owned by the Company are (or were) unencumbered by any mortgage or security interest and are, in management's opinion, adequately insured.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in various legal proceedings arising in connection with its ordinary course of business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None. The Company did not hold an annual shareholders meeting during the year 2003, 2004 and 2005. The Board of Directors was restructured in 2005 due to resignations. The Company plans to hold a shareholders meeting during 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The following table sets forth, for the periods indicated, the high and low bid price per share of the Company's Common Stock as reported on the National Quotation Bureau for 2005 and 2004. The quotations provided reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

---------------------------------------------

---------------------------------------------

	Low	High
2005 Fiscal Year
First Quarter	$0.21	$0.57
Second Quarter	$0.14	$0.21
Third Quarter	$0.12	$0.20
Fourth Quarter	$0.08	$0.20

2004 Fiscal Year
First Quarter	$0.06	$0.13
Second Quarter	$0.06	$0.12
Third Quarter	$0.095	$0.122
Fourth Quarter	$0.07	$0.63

The Company's Common Stock is currently traded through the National Quotation Bureau (commonly known as "pink sheets") at any time that a broker agrees to make a market in the stock.

STOCKHOLDERS

As of December 31, 2005, there were approximately 416 record holders of the Company's Common Stock.

DIVIDEND POLICY

The Company has not previously paid any cash dividends. The Company currently intends to retain earnings to make the interest payment on the Notes and to pay its other operating expenses, rather than using earnings to pay dividends. The payment of any cash dividends by the Company in the future will depend to a large extent on the receipt of dividends from the Bank. The ability of the Bank to pay dividends is dependent upon the Bank's earnings and financial condition, the Bank's compliance with 12 U.S.C. Sections 56 and 60, and the Bank's fulfillment of certain requirements set forth in the Written Agreement. See "Written Agreement” and "Restrictions on Distribution of Subsidiary Bank Dividends and Assets" under "Item 1. Business - Supervision and Regulation" for a discussion of regulatory constraints on the payment of dividends by national banks and bank holding companies generally.

EQUITY COMPENSATION

There was no equity compensation given to any employee or Director during 2005.

TRANSFER AGENT

Securities Transfer Corporation
16910 Dallas Parkway, Suite 100
Dallas, Texas 75248
(972) 447-9890

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

In the following pages, management presents an analysis of the Company's financial condition and results of operations as of and for the year ended December 31, 2005, compared to 2004. This discussion is designed to provide stockholders with a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the financial statements and related footnotes included elsewhere in this report.

ANALYSIS OF FINANCIAL CONDITION

TOTAL ASSETS. The Company's assets totaled $49.5 million at December 31, 2005, representing a decrease of $5.3 million (9.6%) compared to $54.8 million at December 31, 2004. Cash and cash equivalents increased $1.5 million (21.4%). Loans decreased $5.2 million (12.4%) and other real estate owned decreased by $1.5 million from $1.6 million to $63 thousand. The decrease in loans was primarily due to the efforts to identify and dispose of problem assets.

SECURITIES. During 2005, the Company liquidated its securities available for sale portfolio of approximately $34,000 for liquidity purposes. No additional purchases of securities available for sale occurred in 2005.

LOANS. Net loans decreased $5.2 million, or 12.4%, from $41.8 million at December 31, 2004 to $36.6 million at December 31, 2005. IPF loans increased $300,000 or 5.0% from $5.4 million at December 31, 2004 to $5.7 million at December 31, 2005. Commercial loans decreased $100,000 or 1.1%. Real estate loans decreased $3.7 million or 13.4%. Total loans, net of unearned interest, as a percentage of total deposits decreased to 86.1% at December 31, 2005 compared to 95.1% at December 31, 2004.

NET PREMISES AND EQUIPMENT. Net premises and equipment increased to $2.3 million at December 31, 2005 compared to $2.1 million at December 31, 2004. The increase was due to repairs of the premises and purchases of equipment of approximately $400,000 partially offset by disposals and depreciation expense of approximately $200,000.

OTHER REAL ESTATE OWNED. Other real estate owned and repossessed assets decreased $1.5 million from $1.6 million at December 31, 2004 to $63 thousand at December 31, 2005. The 2004 assets included a steel mill with approximately 30 acres of land in Fort Worth with a carrying value of approximately $800 thousand and a pharmacy in San Antonio with a carrying value of approximately $535 thousand. Both properties were sold in March 2005. The balance in other real estate at December 31, 2005 was principally houses and lots.

DEPOSITS. Total deposits were $42.5 million at December 31, 2005, a $1.4 million decrease, or 3.2% from December 31, 2004. Noninterest-bearing demand deposits decreased $0.8 million to $6.9 million and represented 16.2% of total deposits at December 31, 2005 compared to $7.7 million, or 17.5% of total deposits, at December 31, 2004.

Time deposits over $100,000 and other time deposits increased $1.7 million. Time deposits made up 66.0% of the deposit portfolio at December 31, 2005 compared to 60.1% at December 31, 2004. Substantially all of the Company's time deposits mature in less than five years and are obtained from customers in the Company's primary market. The Company occasionally purchases brokered deposits to supplement liquidity needs. Based on past experience and the Company's prevailing pricing strategies, management believes a substantial percentage of such deposits will renew with the Company at maturity. At December 31, 2005, the Bank had brokered deposits of $5.6 million.

BORROWINGS. Convertible subordinated debt totaled $4.4 million at December 31, 2005 and 2004. Convertible subordinated Notes were issued on March 31, 1998 and bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the Notes is payable semi-annually. Details of these subordinated Notes are discussed further in the Notes to the consolidated financial statements. The Company did not make the interest payment due March 2002, or any subsequent interest payments due under the Notes. In February 2002, the Company notified the holders of its convertible subordinated debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of December 31, 2005, no agreement had been reached as to any restructuring of the convertible subordinated debt.

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

In January 2004, the Company sold its four branch offices in the greater San Antonio, Texas area. Approximately $15.8 million of loans, $36.4 million of deposits, $0.2 million in furniture, fixtures and equipment, $1.5 million of goodwill and real estate and improvements were sold to TexStar Bank. The Company recorded a $265 thousand gain on the sale.

During 2005, the Company recorded a $642 thousand gain on sale of loans and a $386 credit provision for compensating damages.
During 2005, the Company recorded a provision for loan loss recoveries of $357 thousand, as contrasted with a provision for loan losses of $1.5 million in 2004, representing an improvement of $1.8 million between the periods.

The improvement in reducing the level of losses between periods is due primarily to the $546 thousand increase in noninterest income and $1.8 million improvement in loan losses, coupled with a $217 thousand increase in net interest income.

NET INTEREST INCOME. Net interest income is the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities.

For 2005, net interest income increased $217 thousand, or 9.1%, compared to 2004. Interest income increased $234 thousand and interest expense increased $17 thousand. Average earning assets declined from $53.6 million to $44.2 million but average yields increased from 7.01% to 9.03%. Average costing liabilities declined from $40.8 million to $39.2 million and average costs increased from 3.36% to 3.55%
The Company remains asset sensitive, since its interest-earning assets will generally re-price more quickly than its interest-bearing liabilities. Therefore, the Company's net interest margin will generally increase in periods of rising market interest rates and will decrease in periods of declining market interest rates. However, in a rising interest rate environment, the Company may need to increase rates to attract and retain deposits.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	Year Ended December 31, (dollars expressed in thousands)
	2005			2004
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable	41,336	3,899	9.43%	50,587	3,692	7.30%
Other earning assets	2,861	91	3.18%	3,030	64	2.11%
Total earning assets	44,197	3,990	9.03%	53,617	3,756	7.01%
Non-earning assets:
Allowance for loan losses	(1,244)			(1,218)
Other non-earning assets	6,122			7,954
Total assets	49,075			60,353
Interest-bearing liabilities:
Interest-bearing checking accounts	7,460	59	0.79%	9,300	66	0.71%
Savings accounts	1,223	6	0.49%	1,450	7	0.48%
Time deposits	25,457	913	3.59%	24,360	891	3.66%
Borrowings	5,048	412	8.16%	5,705	409	7.17%
Total costing liabilities	39,188	1,390	3.55%	40,815	1,373	3.36%
Non-costing liabilities and equity:
Noninterest-bearing deposit accounts	7,819			14,382
Other liabilities	1,727			2,289
Shareholders' equity	341			2,867
Total liabilities and equity	49,075			60,353
Net interest income	2,600			2,383
Ratio of average earning assets to average costing liabilities	112.78%			131.37%
Net interest spread	5.48%			3.65%
Net interest margin	5.88%			4.44%
Rate/Volume Table

	Year Ended December 31, 2005 vs. 2004
	Rate	Volume	Total Increase (Decrease)
Interest-earning assets:
Loans receivable	1,201	(994)	207
Other earning assets	31	(4)	(4)
Total interest income	1,232	(998)	234
Interest-bearing liabilities:
Interest-bearing checking accounts	9	(16)	(7)
Savings accounts	-	(1)	(1)
Time deposits	(17)	39	22
Borrowings	60	(57)	3
Total interest expense	52	(35)	17
Increase (decrease) in net interest income	1,180	(963)	217

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

The Company experienced net loan losses of $245 thousand during 2005 versus $1.313 million in 2004. The allowance for credit losses at December 31, 2005 was $1.233 million, or 3.26% of period end loans, versus $1.835 million, or 4.21% of period end loans at December 31, 2004.

Non performing loans, defined as loans past due ninety days or more and loans for which the accrual of interest has been discontinued, totaled $162 thousand at December 31, 2005, a decrease from $1.877 million at December 31, 2004. Nonperforming loans as a percentage of total loans were 0.42% at December 31, 2005 and 4.29% at December 31, 2004.

While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.

NONINTEREST INCOME. Noninterest income totaled $1.5 million in 2005, compared to $1.0 million in 2004, a $500 thousand increase. Service charges on deposit account income decreased $126 thousand from 2004 to 2005. Noninterest income in 2004 includes a profit on the sale of the four branches in the San Antonio area of $265 thousand. In 2005, the Company recorded a credit of $386 thousand related to compensatory damages as discussed more fully in Note 24 to the financial statements. The Company also recorded a gain in 2005 of $642 thousand on the sale of a loan it made earlier to facilitate the sale of a steel mill the Bank foreclosed in 2003. The Bank sold the property in March 2005 and financed 100% of the sales price. The gain was recorded when the Bank sold the loan for cash, without recourse.

NONINTEREST EXPENSE. Noninterest expense totaled $4.7 million for 2005, representing a $99 thousand decrease from $4.8 million for 2004. Salaries and employee benefits increased $188 thousand was a result of severance payments and adding qualified staff to manage the problem assets. Professional services increased $138 thousand as a result of utilizing consultants and attorneys to analyze and manage the asset problems. Other non-interest expenses declined $380 thousand. The Company operates two full service branches, one of which was sold in January 2006. Management believes that it has established an infrastructure which will allow it to grow with only modest increases in overhead expenses, and that its efficiency ratio will improve as interest rates improve.

INCOME TAXES. The Company has incurred losses for income tax purposes in excess of recovery available by carry back to prior periods resulting in net operating losses that carry forward to future tax years. As of December 31, 2005 and 2004, management concluded a valuation allowance for the net deferred tax asset was necessary, as management could not predict with any degree of certainty that the Company will realize the net deferred tax assets during the carry-forward period. Accordingly, a valuation reserve was recorded which had the effect of eliminating the tax benefit associated with losses recorded in 2005 and 2004. Accordingly, no provisions for income taxes or income tax benefits were recorded in 2005 or 2004.

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

	Year ended December 31, 2005			Year ended December 31, 2004
		Interest			Interest
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
ASSETS
Interest-earning assets:
Loans(1)	$41,336,000	3,899,000	9.43%	$50,587,000	3,692,000	7.30%
Other	2,861,000	91,000	3.18%	3,030,000	64,000	2.11%

Total interest-earning assets	44,197,000	3,990,000	9.03%	53,617,000	3,756,000	7.01%
Noninterest-earning assets:
Other non- earning assets	6,122,000			7,954,000
Allowance for credit losses	(1,244,000)			(1,218,000)
Total assets	$49,075,000			$60,353,000

LIABILITIES
Interest-bearing liabilities:
Interest-bearing demand deposits	$ 7,460,000	59,000	0.79%	$ 9,300,000	66,000	0.71%
Savings deposits	1,223,000	6,000	0.49	1,450,000	7,000	0.48
Time deposits	25,457,000	913,000	3.59	24,360,000	891,000	3.66
Total interest- bearing deposits	34,140,000	978,000	2.86	35,110,000	964,000	2.75
Other borrowed fund	5,048,000	412,000	8.16	5,705,000	409,000	7.17
Total interest- bearing liabilities	39,188,000	1,390,000	3.55	40,815,000	1,373,000	3.36
Noninterest-bearing liabilities
Noninterest-bearing deposits	7,819,000			14,382,000
Other liabilities	1,727,000			2,289,000
Total liabilities	48,734,000			57,486,000
Shareholders' equity	341,000			2,867,000
Total liabilities and equity	$49,075,000			$ 60,353,000
Net interest income	$2,600,000			$2,383,000
	==========			==========
Net interest spread	5.48%			3.65%
Net interest margin	5.88%			4.44%

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

	2005 Compared to 2004 Increase/(Decrease)
	Change Due to Volume	Change Due to Rate	Total Change
Interest Income:
Loans	$ (994,000)	$ 1,201,000	$ 207,000
Other	(4,000)	31,000	27,000
Total interest income	(998,000)	1,232,000	234,000
Interest Expense:
Interest-bearing demand deposits	(16,000)	9,000	(7,000)
Savings deposits	(1,000)	0	(1,000)
Time deposits	39,000	(17,000)	22,000
Total deposits	22,000	(8,000)	14,000
Other borrowed funds	(57,000)	60,000	3,000
Total interest expense	(35,000)	52,000	17,000
Net interest margin	$ (963,000)	$ 1,180,000	$ 217,000

ASSET AND LIABILITY MANAGEMENT AND MARKET RISK

The Company's primary market risk exposure is interest rate risk and liquidity risk. Interest rate risk is the risk that the Company's financial condition will be adversely affected due to movements in interest rates. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. Accordingly, the Company places great importance on monitoring and controlling interest rate risk. There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a gap analysis. As discussed above in management's analysis of net interest income, the gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the gap in order to achieve consistent return. The Company's asset and liability management policy is to maintain a gap position whereby the ratio of rate sensitive assets to rate sensitive liabilities is between 60.0% and 140.0% on a one-year time horizon. As of December 31, 2005 the Company was in a positive gap position so its assets will reprice more quickly than its liabilities. The continuing decline in interest rates during 2003 resulted in issuing agencies calling high yielding bonds carried in the Company's securities portfolio. The Company was not willing to reinvest in longer-term instruments during a period of low interest rates and instead invested in federal funds sold. This had the effect of making the Company more interest rate sensitive. One strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market indices change. As of December 31, 2005, $28.7 million, or 68.68%, of the Company's loan portfolio reprices on a regular basis or matures within one year.

The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. Federal funds sold were $6.7 million at December 31, 2005 and represented 8.7% of total interest earning assets. The Company also maintains all of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals. In addition to the gap analysis, management measures the Company's interest rate risk by computing estimated changes in net interest income. The Company's senior management and the Board of Directors Asset/Liability review committee review the exposure to interest rates at least quarterly. Exposure to interest rate risk is measured with the use of an interest rate sensitivity analysis software to determine the impact of hypothetical changes in interest rates, while the gap analysis is used to determine the repricing characteristics of assets and liabilities. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay rates, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. As with any method of measuring interest rate risk, certain shortcomings are inherent. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making risk calculations.

LIQUIDITY

Liquidity is the ability of the Company to fund customers' needs for borrowing and deposit withdrawals. The purpose of liquidity management is to assure sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality and types of deposit and investment instruments offered by the Company to its customers. The Company's principal sources of funds are deposits, loan and securities repayments, maturities of securities, sales of securities available for sale and other funds provided by operations. The Company also has the ability to borrow from the Federal Home Loan Bank (“FHLB”), subject to regulatory approval under the New Formal Agreement. The Bank has available approximately $5 million with the FHLB secured by residential real estate. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan and mortgage-backed security prepayments are more influenced by interest rates, general economic conditions and competition. The Company maintains investments in liquid assets based upon management's assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets and (4) objectives of the asset/liability management program.

Cash and cash equivalents were $8.6 million at December 31, 2005 and represented 17.3% of total assets and 20.1% of total deposits compared to 12.9% of total assets and 16.0% of total deposits at December 31, 2004. The Bank has the ability to borrow funds from the FHLB and has various federal fund sources from correspondent banks, should the Company need to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Company's liquidity position is adequate. On a stand-alone basis, the Company had $5,000 in cash on hand as of December 31, 2005. The liquidity of the Company has been adversely affected by its inability to receive dividends from the Bank, which are limited by banking statutes and regulations and not currently allowed under the Written Agreement and Determination Letter. The subordinated convertible Notes are obligations of the Company and not the Bank. The Company did not pay the interest due on its $4.4 million of Notes during 2005 and will not be able to make payments in the future unless holders of the Notes agree to negotiations initiated by the Company. As of December 31, 2005, no agreement had been reached as to any restructuring of the convertible subordinated debt and the Company is continuing to negotiate a restructuring.

CAPITAL RESOURCES

Total shareholders' equity was $614,000 at December 31, 2005, representing a $266,000 decrease from December 31, 2004, and representing 1.2% of assets. The Bank is subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk-based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier I and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier I capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Tier II capital, or total capital, includes Tier I capital plus the allowance for loan losses not to exceed 1.25% of risk-weighted assets. Risk-weighted assets are the total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier I leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier I capital divided by average adjusted assets for the most recent quarter.

As discussed above, the Bank is subject to more stringent capital requirements under the Determination Letter. The table below sets forth Bank-only actual capital levels in addition to the capital requirements under the Determination Letter and prompt corrective action regulations.

The table below sets forth the bank-only actual capital levels in addition to the capital requirements under the Determination Letter and prompt corrective action regulations:

	Year-End Capital Ratios		Formal Agreement at December 31, 2005
	2004	2005
Leverage Ratio:
Tier 1 capital to average assets Bank	11.3%	10.3%	5.00%
Risk-Based Capital Ratios:
Tier 1 capital to risk-weighted assets Bank	15.2%	13.2%	6.00%
Total capital to risk-weighted assets Bank	16.5%	14.5%	10.00%

At December 31, 2005 the Bank was in compliance with all of the capital ratio requirements. Tier 1 capital to average assets was 11.3% and total risk based capital to adjusted total assets was 16.5% versus the ratios required under the Determination Letter of 5.00% and 10.00%, respectively. On June 1, 2005, the Bank and TDB entered into the Determination Letter. The Determination Letter required the Bank to develop, within ninety days of the date of the letter, an action plan detailing the Board of Directors' assessment of how to improve the Bank including implementation and timetable. The Determination Letter also includes provisions for new appointments to the Board of Directors, management effectiveness, adoption of a three-year strategic plan and preparation of a three-year business plan. In addition, the Determination Letter requires that the Bank achieve ratios of Tier 1 capital to risk-weighted assets of at least 5.0%, Tier 1 capital to risk weighted assets of 6.00%, and Total risk-based capital to adjusted total assets of 10.00% for a period of three years. The Board is also to develop a three-year capital program, develop a written program to improve the Bank's loan portfolio and implement an internal audit program. The Determination Letter sets forth time limits to achieve each of the required actions. The TDB may extend the time requirements for good cause upon written application from the Board of Directors. If the Bank fails to achieve substantial compliance with the Determination Letter within 90 days of the expiration of the time limits (including any duly granted extensions of time) the Board shall provide a written report setting out its plans to sell, merge, or liquidate the Bank. The Board and management intend to comply with the provisions of the Determination Letter. The Company is without significant assets other than its ownership of all the common stock of the Bank and is entirely dependent upon dividends received from the Bank or loans from its Directors or employees in order to meet its cash obligations, including debt service on the Notes. Under the Determination Letter the Bank is currently precluded from declaring and paying any dividends without prior TDB approval. The Bank remains subject to the Determination Letter and management does not know when or if the TDB will agree to terminate the Determination Letter. There are no commitments from the directors to provide operating capital or from regulatory authorities allowing the Bank to declare dividends in the near future. The Company has no other sources of liquidity.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is not a party to any off-balance sheet arrangements as that term is used by the SEC in Item 303 (c)(2) of Regulation S-B.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting standards is presented in Note 1 to the Surety Capital Corporation Notes to Consolidated Financial Statements contained elsewhere herein.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE OF THE REGISTRANT.

None.

Item 8A. CONTROLS AND PROCEDURES

An evaluation was performed under supervision and with participation of the Company’s management, including the Chairman and the Principal Financial Officer, of the effectiveness and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15e promulgated under the Exchange Act) as of December 31, 2005. Based upon that evaluation, the Company’s Chairman and Principal Financial Officer concluded that the Company‘s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

The bylaws of the Company provide that the Board of Directors shall consist of such number of directors as shall be determined by resolution of the Board. By a resolution adopted by the Board on May 1, 2000, the number of directors comprising the Board of Directors was set at eight (8) and currently consists of one (1) member. Each member of the Board of Directors is elected for a one-year term to serve until his or her successor is elected and qualified. Each executive officer is appointed by the Board of Directors to serve until the first meeting of directors after the next annual meeting of stockholders.

The following table sets forth certain information relating to the directors and executive officers of the Company as of March 31, 2006:

NAME	AGE	POSITION
Richard N. Abrams	64	Chairman of the Board and CEO

The business experience of the sole director and executive officer during the past five years is set forth below:

RICHARD N. ABRAMS has served as a director of the Company since May, 2000 and was named Chairman of the Board of Directors in March, 2001 and Chief Executive Officer in March 2001. He resigned as Chief Executive Officer and Chairman of the Board of Directors of Surety Bank on November 30, 2004. He has served as Chairman of the Board and Chief Executive Officer of Funeral Financial Systems, Ltd. (a factor to the funeral industry) since August, 1985 until 2001, and of Executive Offices, Ltd. (a shared office building) since October, 1986 until 2001. Mr. Abrams has also served as Chairman of the Board of Funeraleasing, Ltd. (a leasing company for the funeral industry) since December, 1998 until 2005. Mr. Abrams is a certified public accountant.

In the last five years the Company has not been involved with any legal proceedings that are reportable under Item 401 (d) of Regulation S-B.

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

AUDIT COMMITTEE FINANCIAL EXPERT

Although the Company’s Board of Directors has not determined whether the Company’s audit committee includes an “audit committee financial expert” as defined by regulations of the SEC, the Board believes that the sole member of the audit committee possesses knowledge and experience sufficient to understand the complexities of the financial statements of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table provides certain summary information concerning compensation paid or accrued by the Company and the Bank to or on behalf of the Company's Chairman of the Board and Chief Executive Officer. There were no other executive officers that earned over $100,000 in 2003.

SUMMARY COMPENSATION TABLE ANNUAL COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	ALL OTHER COMPENSATION ($)
Richard N. Abrams, Chairman of the Board	2005	---	$ ---	$ ---
	2004	$ 31,500	$ ---	$ ---
	2003	---	$ ---	$ ---

(1) Includes salary and directors' fees paid by the Bank, before any salary reduction for contributions to the Bank's Savings Plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") and the value of car allowance.

STOCK OPTION PLANS

OPTION GRANTS. No stock options were granted in fiscal year 2005.

OPTION EXERCISES AND HOLDINGS. The following table provides information with respect to the named executive officers concerning the exercise of incentive stock options during the last fiscal year and unexercised incentive stock options held as of the end of the last fiscal year under the Stock Option Plans:

AGGREGATED OPTION EXERCISES

IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

		Number of Unexercised Options at	Value of Unexercised in the money
		FY-End (#)	FY-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Exercisable/ Unexercisable	Exercisable/ Unexercisable(2)
Richard N. Abrams	---	$---	0/0	$0/$0

(1) No incentive stock options were exercised in 2005 by the named executive officers.

COMPENSATION OF DIRECTORS

The Company's and the Bank's Board of Directors no longer consist of the same members. The Company’s Board of Directors received no compensation during 2005.

The Company has adopted the 1996 Stock Option Plan for Directors (the "1996 Directors Plan") and the 1997 Non-Qualified Stock Option Plan for Non-Employee Directors (the "1997 Directors Plan"). Under the 1996 Directors Plan and 1997 Directors Plan, an aggregate of 250,000 shares of Common Stock of the Company were set aside for issuance pursuant to the exercise of options granted thereunder, of which 178,000 shares are subject to outstanding options and 56,000 shares remain available for grant. The 1996 Directors Plan is a formula plan pursuant to which annual options are automatically granted to directors of the Company who are not employees of the Company or the Bank at fair market value. All options under the 1996 Directors Plan are non-qualified stock options, and vest one year following the date of grant. Pursuant to the plan, on the first business day of each calendar year, each non-employee director is automatically granted an option to purchase 2,000 shares of Common Stock of the Company at 100% of fair market value on the grant date. In 2005, none of the non-employee directors of the Company received an option to purchase 2,000 shares of Common Stock of the Company. The 1997 Directors Plan provided for the one time grant of 25,000 non-qualified stock options to directors of the Company who were not employees of the Company or the Bank at fair market value. In 1997, each non-employee director of the Company received an option to purchase 25,000 shares of Common Stock of the Company at exercise prices ranging from $4.18 to $5.375 per share. These options vest over five years. Currently, 140,000 options remain outstanding pursuant to the 1997 Director's Plan.

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

STOCK OPTION PLANS. The Board has adopted the 1988, 1995 and 1998 Incentive Stock Option Plans of Surety Capital Corporation and the 1997 Non-Qualified Stock Option Plan for Officers and Key Employees of Surety Capital Corporation (the "Stock Option Plans") for officers and/or key employees of the Company. The 1988, 1995 and 1998 Stock Option Plans have been approved by the stockholders of the Company. The purpose of the Stock Option Plans is to attract and retain capable employees and provide an incentive to such employees to remain in the employ of the Company. Options for the purchase of Common Stock under the Stock Option Plans may be granted to officers or key employees selected from time to time by the Stock Option Committee of the Board. The exercise price for any options granted pursuant to the Stock Option Plans must be at least equal to the fair market value of the Common Stock on the date the options are granted. Under the Stock Option Plans an aggregate of 1,200,000 shares of Common Stock of the Company were set aside for issuance pursuant to the exercise of options granted thereunder, of which 733,333 shares are subject to outstanding options and 308,825 shares remain available for grant. To exercise the options, grantees must pay the exercise price in cash or Common Stock, or any combination of cash and Common Stock. Options granted under the 1988, 1995 and 1998 Stock Option Plans are incentive stock options and options granted under the 1998 Stock Option Plan are non-qualified stock options. The Stock Option Plans contain certain "change in control" provisions designed to attract and retain valued employees of the Company and to ensure that such employees' performance is not undermined by the possibility or threat of a change in control. The 1988 and 1995 Plans provide that in the event of a change in control of the Company (in the form of a dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation) any options granted under the plans become fully exercisable, notwithstanding any vesting schedule relating to such options to the contrary. The 1998 Plan provides for the acceleration of any applicable vesting schedule upon a "change in control," which definition not only includes the dissolution or liquidation of the Company or a merger or consolidation in which the Company is not the surviving corporation, but also the acquisition by a person or group of 20% or more of the combined voting power of the Company's capital stock or under certain circumstances a change in the constitution of the Board. The 1998 plan was amended in 2001 to allow for the award of options to all employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

BY MANAGEMENT

The following table shows beneficial ownership of shares of common stock of the Company by all current directors and executive officers of the Company named in "Item 10. Executive Compensation" individually, and together with all current executive officers of the Company as a group, as of August 31, 2006:

Name of Individual or Number of Persons In Group	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Richard N. Abrams Post Office Box 1778 Fort Worth, TX 76101	346,500 (3)	3.04%
All Directors and Executive Officers as a group (1 person)	346,500 (3)	3.04%

(1) Based on information furnished by persons named and, except as otherwise indicated below, each person has sole voting and dispositive power with respect to all shares of common stock owned by such person.

(2) Based on 11,400,809 shares of common stock, which includes 11,320,973 shares of common stock issued and outstanding at August 31, 2006.

(3) Includes 11,250 shares owned by Funeral Financial Systems, Ltd. which is 99.99% owned by Richard Abrams.

5% STOCKHOLDERS

The following table sets forth certain information with respect to stockholders of the Company who were known to be beneficial owners of more than five percent (5%) of the issued and outstanding shares of the common stock of the Company as of August 31, 2004, except for Richard N. Abrams, whose ownership interest is disclosed in the preceding table.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
David Chappell 201 Main St. #400 Fort Worth, Texas 76102	646,275	5.67%
Rodney Abrams(3)(4) 141 West Jackson Suite 1310 A Chicago, Illinois, 60604	1,694,290	14.86%
Richard Hillsberg, Trustee of Abrams 2003 Family Trust (4) 330 N. Wabash Avenue 22nd Floor Chicago, IL 60611-3607	1,267,600	11.19%

(1) Based on information furnished by the entities named and, except as otherwise indicated below, each entity has sole voting and dispositive power with respect to all shares of Common Stock owned by such entity.

(2) Based on 11,400,809 shares of common stock, which includes 11,320,973 shares of common stock issued and outstanding at August 31, 2006, and shares convertible or exercisable within sixty (60) days, which are deemed outstanding for a specific stockholder pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(3) As reported on a Schedule 13D/A, and includes 74,999 shares he can acquire upon the conversion of outstanding debentures.

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

(b) REPORTS ON FORM 8-K. None filed

ITEM 14. PRINCIPAL ACCOUNTANTS AND FEES AND SERVICES

Audit Fees - The aggregate fees billed for 2005 and 2004 for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of the financial statements included in this 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings were $38,200 and $45,100, respectively.

Audit Related Fees - There were$11,500 and $4,500 of aggregate fees billed for 2005 and 2004 for assurance and related services by the principal accountant that are reasonably related the performance of the audit or review of the registrant's financial statements.

Tax Fees - There were $4,700 and $6,500 fees billed for 2005 and 2004 for professional services rendered by the principal accountant for tax compliance, tax advice, or tax planning.

All Other Fees - There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURETY CAPITAL CORPORATION

Date: October 3, 2006	/s/ Richard Abrams
Richard Abrams, Chairman (principal executive officer and principal financial officer)

By: /s/ Richard N. Abrams
---------------------
Chief Operating Officer (Principal Financial Officer and Chief Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Date: October 3, 2006 By: /s/ Richard N. Abrams
--------------------
Richard N. Abrams,
Chairman of the Board

Independent Auditors’ Report

The Board of Directors
Surety Capital Corporation and Subsidiary

We were engaged to audit the accompanying consolidated balance sheet of Surety Capital Corporation and Subsidiary (collectively referred to as Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.

We were unable to independently confirm the amount of the Company’s convertible subordinated debt as of December 31, 2005 and 2004 and the amount of common stock outstanding as of December 31, 2005 and 2004. The Company’s internal accounting records were inadequate to obtain additional competent evidential matter with respect to the financial statements for the year ended December 31, 2004. We were unable to obtain written representations from certain management of the Company’s subsidiary as required by generally accepted auditing standards as of and for the year ending December 31, 2004.

Because of the significance of the matters discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the consolidated financial statements referred to in the first paragraph.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses in all periods presented, and is operating under a Written Agreement with the Federal Reserve Bank, and the Company’s subsidiary is operating under a Determination Letter with the Texas Department of Banking, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Payne Falkner Smith & Jones, P.C.

May 12, 2006

Surety Capital Corperation and Subsidiary

Consolidated Statement of Operations

For the Years Ended December 31, 2005 and 2004

(Unaudited)

(In Thousands)

	2005	2004
Interest income:
Interest and fees on loans	$3,899	$3,692
Interest and dividends on securities	8	2
Interest on federal funds sold	10	17
Interest on other investments	73	45
Total interest income	3,990	3,756
Interest expense:
Interest on deposits	978	964
Interest on advances from the Federal Home Loan Bank	20	17
Interest on subordinated debentures	392	392
Total interest expense	1,390	1,373
Net interest income	2,600	2,383
(Credit to) provision for loan losses	(357)	1,460
Net interest income after (credit to) provision for loan losses	2,957	923
Noninterest income:
Service charges on deposit accounts	228	354
Gain on sale of branches	-	265
Gain on sale of loan	642	-
Gain on sale of available for sale securities	17	-
Gain on sale of other real estate owned	129	-
Credit provision for compensatory damages	386	-
Other	126	363
Total noninterest income	1,528	982
Noninterest expense:
Salaries and employee benefits	1,960	1,772
Occupancy, furniture and equipment	444	489
Professional fees	930	792
Other	1,402	1,782
Total noninterest expense	4,736	4,835
Net loss before tax benefit	(251)	(2,930)
Tax benefit	-	-
Net loss	$(251)	$(2,930)
Net loss per share - basic and diluted	$(0.02)	$(0.28)

Surety Capital Corperation and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2005 and 2004

(Unaudited)

(In Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury	Comprehensive
	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Income	Total
Balance at January 1, 2004	$-	$100	$18,086	$(14,047)	$(2)	$(375)		$3,762
Sale of common stock	-	14	17	-	-	-		31
Comprehensive loss:
Net loss	-	-	-	(2,930)	-	-	$(2,930)	(2,930)
Other comprehensive income:
Unrealized holding gains arising during the period	-	-	-	-	17	-	17	17
Total comprehensive loss							$(2,913)

Dividends	-	-	-	-	-	-	-	-
Balance at December 31, 2004	-	114	18,103	(16,977)	15	(375)		880
Comprehensive loss:
Net loss	-	-	-	(251)	-	-	$(251)	(251)
Other comprehensive loss:
Reclassification adjustment for gain included in net loss	-	-	-	-	(15)	-	(15)	(15)
Total comprehensive loss							$(266)

Dividends	-	-	-	-	-	-	-	-
Balance at December 31, 2005	$-	$114	$18,103	$(17,228)	$-	$(375)		$614

Surety Capital Corperation and Subsidiary
Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(Unaudited)

Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Surety Capital Corporation (herein sometimes referred to as “SCC”) and its wholly-owned subsidiary Surety Bank (“Bank”), together referred to in these Financial Statements as the Company. All significant intercompany accounts and transactions have been eliminated.

Business

The Company is principally engaged in traditional community banking activities. Community banking activities include the Company’s commercial and retail lending, deposit gathering and investment, and liquidity management activities. In addition to its community banking services, as of December 31, 2005 and 2004, respectively, the Company offered insurance premium financing. Insurance premium finance (IPF) lending involves the lending of funds to companies and individuals for the purpose of financing its purchase of property and casualty insurance.

On June 1, 2005, Surety Bank, N.A. converted from a federal chartered bank to a state chartered bank and changed its name to Surety Bank. As a result of the conversion, the Texas Department of Banking issued a Determination Letter under which the Bank currently operates (see Note 23). Prior to the conversion, the Bank was operating under a written Consent Order with the Office of the Comptroller of the Currency (OCC) (see Note 23).

During 2004, the Bank sold four of its branches located in San Antonio, Texas. All liabilities were assumed by the buyer, and all real estate, furniture and equipment were purchased. In addition, loans were transferred to the buyer. As of December 31, 2005 and 2004, the Company had two bank branches located in Fort Worth and Whitesboro, Texas.

The 2005 and 2004 consolidated financial statements were prepared assuming the Company will continue as a going concern. The Company has suffered significant losses in its core business operations in all periods presented and is now operating under a Written Agreement with the Federal Reserve Bank, and the Company’s subsidiary is operating under a Determination Letter with the Texas Department of Banking (see Note 23). As of December 31, 2005, the Bank was prohibited from paying dividends to SCC without the approval of the Texas Department of Banking and the Federal Reserve Bank. SCC is primarily dependent upon dividends received from the Bank to meet its cash obligations. SCC has convertible subordinated debt of $4,350,000 at December 31, 2005 and 2004, respectively. In February 2002 the Holding Company notified the holders of its convertible subordinated debt that SCC will not have funds to make future interest payments until the Bank obtains relief from restrictions prohibiting the Bank from paying dividends to SCC without regulatory approval. The interest payments due in 2002, 2003, 2004 and 2005 were not made. No agreement has been reached prior to December 31, 2005 regarding an alternative to the payment of interest due on the convertible subordinated debentures.

Management believes the Company will be able to return to profitability. Management’s plans to improve the Company’s profitability include selling the assets of Surety Bank and engaging in other financing product lines. Even if management is successful in its efforts to return the Company to profitability, there is substantial doubt about the Company’s ability to continue as a going concern due to the uncertainty regarding its ability to meet its cash obligations.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and valuation of other real estate owned. While management uses available information to recognize losses on loans and other real estate owned, future provisions may be necessary based on changes in local economic conditions. In addition, banking regulators, as an integral part of their examination process, periodically review the Company’s allowance for loan and other real estate losses. They may require the Company to record additional provisions for losses based on their judgment about information available to them at the time of their examination.

A significant portion of the Bank’s loans are secured by real estate and related assets located in local markets. Accordingly, the ultimate collectibility of this portion of the Bank’s loan portfolio is susceptible to changes in local market conditions.

Cash and Cash Equivalents

For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from Banks, other short-term investments and federal funds sold. All highly liquid investments with an initial maturity of less than ninety days are considered to be cash equivalents.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity or trading, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans

The Bank grants commercial, real estate, agricultural, insurance premium financing, and consumer loans to customers. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Fees associated with originating loans to the extent they exceed the direct loan origination costs are generally deferred and recognized over the life of the loan as an adjustment of yield.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on non-accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Bank has entered into, or intends to enter into in the future, commitments to extend credit, including commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Bank Premises and Equipment

Land is carried at cost. Bank premises and furniture and equipment are carried at cost, less accumulated depreciation and amortization computed using the straight-line method.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Goodwill

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, was amortized on a straight-line method up to fifteen years prior to the adoption of SFAS No. 142. Effective January 1, 2002, goodwill is no longer amortized but tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, for goodwill is recognized as a permanent charge to noninterest expense. Management has determined that there is no goodwill impairment as of December 31, 2005 and 2004. All goodwill is associated with community banking activities of the Company.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Advertising

Advertising consists of the Bank’s advertising in its local market area. Advertising is expensed as incurred. Advertising expense was approximately $54,000 and $72,000 for the years ended December 31, 2005 and 2004, respectively.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments as disclosed herein:

Cash and short-term instruments

The carrying amounts of cash and short-term instruments approximate their fair value.

Securities available for sale

Fair values for securities excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

Loans

For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for commercial real estate, mortgage, consumer and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Deposits

The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit (CD’s) approximate their fair values at the reporting date. Fair values for fixed-rate CD’s are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term borrowings

The fair values of the Bank’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest

The carrying amounts of accrued interest approximate their fair values.

Off-balance sheet instruments

Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counter parties’ credit standings.

Stock Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the market price of the Company’s stock at the date of the grant above the amount an employee must pay to acquire the stock. No compensation expense is recognized when the exercise price is equal to the market value of the stock on the day of the grant. The Financial Accounting Standards Board (“FASB”) published SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing rules, but will be required to disclose pro forma net income under the new method.

The following table reflects no changes calculated under SFAS No. 123 for the years ending December 31, 2005 and 2004 (in thousands, except per share amounts):

	2005	2004
Net loss:
As reported	$(251)	$(2,930)
Proforma	$(251)	$(2,930)
Net loss per share:
As reported:
Basic	(0.02)	(0.28)
Diluted	(0.02)	(0.28)
Proforma:
Basic	(0.02)	(0.28)
Diluted	(0.02)	(0.28)

The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed term money market accounts and certificates of deposit (CD’s) approximate their fair values at the reporting date. Fair values for fixed-rate CD’s are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term borrowings

The fair values of the Bank’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest

The carrying amounts of accrued interest approximate their fair values.

Off-balance sheet instruments

Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counter parties’ credit standings.

Stock Based Compensation

The Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, in accounting for its stock-based compensation plans. Under Opinion 25, compensation cost is measured as the excess, if any, of the market price of the Company’s stock at the date of the grant above the amount an employee must pay to acquire the stock. No compensation expense is recognized when the exercise price is equal to the market value of the stock on the day of the grant. The Financial Accounting Standards Board (“FASB”) published SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) on January 1, 1996 which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new rules will continue to apply the existing rules, but will be required to disclose pro forma net income under the new method.

The following table reflects no changes calculated under SFAS No. 123 for the years ending December 31, 2005 and 2004 (in thousands, except per share amounts):

Earnings Per Share

Earnings per share is computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and fully diluted earnings per share (EPS) for entities with complex capital structures. Basic EPS is based on net income divided by the weighted-average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of potential common stock using the treasury stock method only if the effect on earnings per share is dilutive.

Earnings per common share is computed by dividing net income by the weighted-average number of shares outstanding for the year. The weighted-average number of common shares outstanding for basic and diluted earnings per share computations was 11,400,809 and 10,412,876 for the years ended December 31, 2005 and 2004, respectively.

The Company reported a loss for the years ended December 31, 2005 and 2004. Accordingly, the dilutive effect of stock options and warrants is not considered in the net loss per share calculations for these periods.

Dividend Restriction

Banking regulations require the maintenance of certain capital and net income levels that may limit the amount of dividends that may be paid. Additional regulatory restrictions placed on SCC and the Bank in connection with the payment of dividends are more fully disclosed in Note 23.

Restrictions on Cash

The Bank is required to have certain levels of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements. Deposits with the Federal Reserve Bank do not earn interest. Additionally, the Bank had time deposits with other financial institutions totaling approximately $25,000 at December 31, 2005 and 2004, respectively, pledged as security to its merchant card clearing agent.

Industry Segments

Internal financial information is primarily reported and aggregated in two lines of business consisting of community banking and insurance premium financing.

2. Recent Accounting Pronouncements

In December, 2004, the FASB issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The provisions of this statement are effective for nonpublic entities as of the beginning of the first annual reporting period that begins after December 15, 2005. Management anticipates this Statement will have no effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this statement are effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management anticipates this Statement will have no effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of this statement are effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. Management anticipates this Statement will not have a significant effect of the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management anticipates this Statement will have no effect on the Company’s financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets – an amendment of FASB Statement No.140. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contact in specified circumstances; requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practicable; permits an entity to choose either the amortization or fair value measurement method for each class of separately recognized servicing assets and liabilities; at its initial adoption permits a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities provided certain requirements are met; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement should be adopted as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management anticipates this Statement will have no effect on the Company’s financial statements.

Sale of Branches

In January 2004, the Bank sold in accordance with the terms of a Branch Purchase and Assumption Agreement, certain assets and liabilities of its San Antonio branches. A net gain of $265,000 was recognized on the sale.

A summary of the recorded amounts of assets sold and liabilities assumed in the sale of the branches is as follows (in thousands):

Assets
Loans	$15,812
Bank premises and equipment	219
Goodwill	1,528
Total assets sold	17,559

Liabilities
Deposits	36,389
Other liabilities	-
Total liabilities assumed	36,389
Net liabilities assumed by purchaser	(18,830)
Cash paid	18,565
Gain on sale	$(265)

Statement of Cash Flows

The Company reports on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits, loans made to customers and principal collections on those loans.

The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information for the years ended December 31, 2005 and 2004 is presented as follows (in thousands):

	2005	2004
Cash transactions:
Interest income received	$3,982	$3,881
Interest expense paid	$1,008	$1,011
Income taxes paid	$-	$-

Noncash transactions:
Net disposition of other real estate	$2,765	$128
Reclassification adjustment for gain on sale of securities available for sale	$(15)	$-
Net unrealized appreciation on securities available for sale	$-	$17
Sale of branches (more fully discussed in Note 3): Net liabilities assumed by purchaser	$-	$18,830
Net cash paid by Bank	-	18,565
Gain on sale of branches	$-	$(265)

5. Debt and Equity Securities

Debt and equity securities have been classified as available for sale in the consolidated balance sheet according to management’s intent. The Company had no debt and equity securities on hand at December 31, 2005. The carrying amount of securities and their approximate fair values at December 31, 2004 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities Classified as Available for Sale
December 31, 2004:
Other securities	19	15	-	34
	$19	$15	$-	$34

Proceeds from the sales of investment securities available for sale during 2005 and 2004 were approximately $36,000 and $3,500,000, respectively. Gross gains recognized on sales were approximately $17,000 during 2005. No losses were recognized on sales during 2005. No gains or losses were realized on sales during 2004.

6. Loans and Allowance for Loan Losses

Loans at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Commercial	$6,145	$6,265
Real estate	23,879	27,575
Consumer	1,961	4,116
Insurance premium financing	5,653	5,384
Other	456	410
	38,094	43,750
Unearned interest	(281)	(156)
Allowance for loan losses	(1,233)	(1,835)
	$36,580	$41,759

At December 31, 2005 and 2004 there were no loans which were contractually delinquent over ninety days that were continuing to accrue interest.

Impairment of loans having a recorded investment of approximately $156,000 and $1,777,000 at December 31, 2005 and 2004, respectively, has been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The average recorded investment in impaired loans during 2005 and 2004 was approximately $966,000 and $4,080,000, respectively. The total allowance for loan losses related to these loans was approximately $33,000 and $253,000 at December 31, 2005 and 2004, respectively.

An analysis of the allowance for loan losses for the years ended December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Balance at beginning of year	$1,835	$1,688
(Credit to) provision for loan losses	(357)	1,460
Loans charged to the allowance account	(757)	(1,932)
Recoveries of loans previously charged off	512	619
Balance at end of year	$1,233	$1,835

The Company is not committed to lend additional funds to debtors whose loans have been modified.

7. Bank Premises and Equipment

Bank premises and equipment at December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Land	$439	$439
Building and improvements	1,932	1,848
Furniture, fixtures and equipment	2,604	2,237
Autos	36	103
	5,011	4,627
Accumulated depreciation	(2,677)	(2,560)
	$2,334	$2,067

8. Deposits

Deposits at December 31, 2005 and 2004 are summarized as follows (in thousands):

	2005		2004
	Amount	Percent	Amount	Percent
Noninterest bearing demand
accounts	$6,902	16.2	$7,690	17.5

Interest bearing demand
accounts	3,426	8.1	3,683	8.4
Savings accounts	1,181	2.8	1,396	3.2
Limited access money market accounts	2,928	6.9	4,748	10.8
Certificates of deposit, $100,000 and greater	10,166	23.9	9,712	22.1
Certificates of deposit, less than $100,000	17,897	42.1	16,695	38.0
	$42,500	100.0	$43,924	100.0

At December 31, 2005, certificates of deposit accounts distributed by rate are as follows (in thousands):

Certificates of deposit:
0.00% to 0.99%	$29
1.00% to 1.99%	519
2.00% to 2.99%	3,338
3.00% to 3.99%	6,874
4.00% to 4.99%	16,935
5.00% and greater	368
$28,063

At December 31, 2005, scheduled maturities of certificates of deposit accounts are as follows (in thousands):

Less than one year	$13,445
One to three years	12,948
Over three years	1,670
$28,063

9.Income Taxes
The provision for income taxes for the years ended December 31, 2005 and 2004 consisted of the following (in thousands):

	2005	2004
Income tax benefit:
Current	$-	$-
Deferred	-	-

Income tax benefit	$-	$-

The effective tax rate on net loss before income taxes differs from the U.S. statutory tax rate as follows:

	2005	2004
	Percent	Percent
U.S. statutory rate	34.0	34.0
Effect of valuation allowance	(34.0)	(34.0)
Effective tax rate	-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004, are as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforward	3,843	3,514
Allowance for loan losses for book in excess of tax	282	403
Other real estate basis for tax in excess of book	19	128
Other	6	5
Total deferred tax assets	4,150	4,050
Deferred tax liability:
Premises and equipment basis for book in excess of tax	513	498
Net deferred tax asset before valuation allowance	3,637	3,552
Less valuation allowance	(3,637)	(3,552)
Deferred tax asset	$-	$-

The realization of the net deferred tax asset is contingent upon the Company generating sufficient future taxable income during the carryforward period. Management has provided a 100% valuation allowance for its deferred tax asset due to the uncertainty of realization during the carryforward period.

For Federal income tax purposes, at December 31, 2005, the Company has a tax operating loss carryforward of approximately $11,303,000 that will expire if not utilized in 2018 through 2024.

10. Advances from the Federal Home Loan Bank

As a member of the Federal Home Loan Bank (FHLB) system, the Bank has the ability to obtain borrowings up to a maximum total of 75% of its total assets subject to the level of qualified, pledgeable 1-4 family residential real estate loans and FHLB stock owned. As discussed in a separate note, under the Determination Letter with the Texas Department of Banking, the Bank is prohibited from incurring additional debt without prior approval. The advances are collateralized by a blanket pledge of the Bank’s residential mortgage loan portfolio and FHLB stock. There were no outstanding advances at December 31, 2005. At December 31, 2004, there was $3,000,000 in FHLB advances outstanding. The advances had rates ranging from 2.15% to 2.41%, and matured in January, 2005.

11. Commitments and Contingencies

At December 31, 2005 and 2004, the Bank was party to certain claims and legal actions. Included in other liabilities at December 31, 2005 and 2004 are accruals relating to potential settlement amounts, and legal fees totaling approximately $30,000 and $430,000, respectively. The Bank’s management believes no additional reserves are required at December 31, 2005 relating to the above mentioned legal issues. The amounts accrued as of December 31, 2004 relating to these potential claims approximated the ultimate settlement amount.

At December 31, 2004, the Bank was also in the process of resolving certain environmental issues relating to a property held in other real estate owned. The Bank sold the subject property during 2005, and was given indemnity regarding future environmental claims in return for a price concession. The Bank’s management believes no additional reserves are required at December 31, 2005 relating to the above mentioned environmental issues.

12. Financial Instruments

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments. At December 31, 2005 and 2004, the approximate amounts of these financial instruments were as follows (in thousands):

	2005	2004
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,608	$1,915
Standby letters of credit	150	175
	$2,758	$2,090

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank’s management evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on the Bank management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral and the nature of such collateral is essentially the same as that involved in making commitments to extend credit.

Although the maximum exposure to loss is the amount of such commitments, the Bank’s management currently anticipates no material losses from such activities.

The estimated fair values of the Company’s financial instruments at December 31, 2005 and 2004 were as follows (in thousands):

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks and interest bearing deposits in other banks	$8,579	$8,579	$7,068	$7,068
Securities available for sale	-	-	34	34
Loans	36,580	37,801	41,759	41,759
Accrued interest receivable	189	189	181	181
Financial liabilities:
Deposits	42,500	42,619	43,924	43,924
Advances from the Federal Home Loan Bank	-	-	3,000	3,000
Other borrowings	4,350	4,550	4,350	4,779
Accrued interest payable	1,739	1,739	1,358	1,358
Off-balance sheet assets:
Commitments to extend credit	-	-	-	-
Standby letters of credit	-	-	-	-

13. Significant Group Concentrations of Credit Risk

Most of the Bank’s business activity is with customers located within Texas. Such customers are normally also depositors of the Bank. Additionally, the Bank has a significant concentration of credit, based upon like collateral. Insurance premium finance loans, secured by the residual value of unearned insurance premiums, comprise $5,653,000 or approximately 15% of gross loans at December 31, 2005.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers.

The contractual amounts of credit related financial instruments such as commitments to extend credit, credit card arrangements, and letters of credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer default, and the value of any existing collateral become worthless.

14. Related Party Transactions

In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons. At December 31, 2005 and 2004, the aggregate amounts of such loans were approximately $687,000 and $573,000, respectively. During 2005, approximately $260,000 of new loans were made, and payments received were approximately $146,000. During 2004, approximately $121,000 of new loans were made, and payments received were approximately $232,000.

The Company does not anticipate any losses relating to the above mentioned violations.
1

5. Convertible Subordinated Debt and Notes Payable

On March 31, 1998, the Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (Notes), pursuant to an indenture between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (Trustee). The Notes are general unsecured obligations of the Company. The terms of the Notes are such that a portion of the outstanding balance qualify as Tier II capital under the Federal Reserve Board’s regulatory capital guidelines applicable to bank holding companies. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008.

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

The Notes are not subject to mandatory redemption or sinking fund provision. At any time after March 31, 2002 and prior to maturity, the Notes are redeemable for cash at the option of the Company, on at least 30 but no more than 60 days notice, in whole or in part, at the redemption prices set forth in the table below, plus accrued interest to the date of redemption.

If Redeemeds During	Percentage of	If Redeemed During	Percentage of
12 Month Ended	Principal	12 Months Ended	Principal
March 31,	Amount	March 31,	Amount

2004	104%	2007	101%
2005	103%	2008	100%
2006	102%

In February 2002, the Company notified the holders of its convertible subordinated debt that it will not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of December 31, 2005 an agreement has not been reached as to any restructuring of the convertible subordinated debt. At December 31, 2005 and 2004, the accrued interest on the subordinated debt was $1,664,000 and $1,272,000, respectively.

16. Stock Options

A summary of the Company’s stock option plan is as follows:

1995 Incentive Stock Option Plan: Under the provisions of the plan 100,000 shares were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become exercisable based on a vesting schedule determined by the Compensation Committee of the Board of Directors on the date of the grant. As of December 31, 2005, there were no options outstanding and 77,158 options available for grant under the plan. The options under this plan expired without being granted during 2005.

1996 Stock Option Plan for Directors: Under the provisions of the plan 100,000 shares were allocated for non-qualified stock options to be granted to directors. The plan is a formula plan pursuant to which annual options are automatically granted to directors of the Company, who are not employees of the Company or the Bank, at fair market value. On the first calendar business day of each year, each non-employee director is automatically granted 10-year options to purchase 2,000 shares of Common Stock of the Company at the market price on the grant date. The options fully vest and become exercisable after the first anniversary of the grant. As of December 31, 2005 and 2004, there were no options outstanding and 94,000 options available for grant under the plan.

1997 Non-Qualified Stock Option Plan for Officers and Key Employees: Under the provisions of the plan 500,000 shares were allocated for non-qualified stock options to be granted to officers and/or key employees. On January 2, 1997, grantees were awarded 10-year options to acquire 500,000 shares at the market price on that date. No additional options may be granted under the plan. The options fully vest and become exercisable in five equal installments commencing on December 31, 1997, and annually thereafter. As of December 31, 2005 and 2004, there were 475,000 options outstanding of which all were exercisable.

1997 Non-Qualified Stock Option Plan for Non-Employee Directors: Under the provisions of the plan 150,000 shares were allocated for non-qualified stock options to be granted to directors. In 1997, grantees were awarded 10-year options to acquire 150,000 shares at the market price on the date the options were granted. The options vest and become exercisable based on a vesting schedule as determined by the Stock Option Committee of the Board of Directors on the date of the grant. As of December 31, 2005 and 2004, there 140,000 options outstanding, all of which were exercisable, and no options were available for grant under the plan.

2001 Non-Qualified Stock Option Plan for Advisory Directors: Under the provisions of the plan 100,000 shares were allocated for non-qualified stock options to be granted to advisory directors. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become fully exercisable based on a vesting schedule as determined by the Stock Options Committee of the Board of Directors on the date of grant. As of December 31, 2005 and 2004, there were 131,000 options outstanding, all of which were exercisable, and there were no options available for grant under the plan.
2002 Amended and Restated 1998 Incentive Stock Option Plan: Under the provisions of the plan 500,000 shares were allocated for incentive stock options to be granted to officers and/or key employees. Grantees are awarded 10-year options to acquire shares at the market price on the date the option is granted. The options vest and become fully exercisable based on a vesting schedule as determined by the Stock Options Committee of the Board of Directors on the date of grant. As of December 31, 2005 and 2004, there were 114,915 options outstanding, all of which were exercisable, and 375,085 were options available for grant under the plan. All options must be granted within 10 years of the plan adoption date.

A summary of option transactions and options outstanding during the years ended December 31, 2005 and 2004 is as follows:

	2005		2004
	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices

Outstanding at beginning of year	860,915	$3.17	860,915	$3.17
Granted during the year	-	-	-	-
Exercised during the year	-	-	-	-
Expired or forfeited during the year	-	-	-	-
Outstanding at the end of year	860,915	$3.17	860,915	$3.17
Exercisable at the end of year	860,915	$3.17	860,915	$3.17
Available for grant at end of year	469,085	$-	546,243	$-

The weighted average remaining contractual life of the options outstanding at December 31, 2005 and 2004 was 1.79 and 2.79 years, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Prices	Exercisable	Exercise Prices
$0.00 to $1.99	245,915	3.68	0.54	245,915	0.54
4.00 to 5.99	615,000	1.04	4.23	615,000	4.23
	860,915	1.79	3.17	860,915	3.17

There were no options granted during 2005 and 2004.

17. Employee Benefit Plan

The Company offers a 401(k) profit sharing plan (Plan) for the benefit of all full-time employees, age 21 or older. Participants may contribute up to 22.5% of their gross compensation, subject to statutory limits. In April 2003, the Company discontinued the match of employee contributions to the plan. Employee contributions are vested at all times and the Company’s contributions, if any, vest at the end of three years of service. There were no contributions to the Plan during the years ended December 31, 2005 and 2004.

Effective February 9, 2005, the Bank entered into employment agreements with two executive officers. These agreements contain provisions in regard to each of these officers’ employment. Additionally, these agreements provide for payments to the officers upon a change of control of SCC or the Bank.

18. Stockholders’ Equity and Regulatory Matters

The Bank is a Texas state chartered commercial bank and, therefore, is subject to regulation, supervision and examination by the Texas Department of Banking (TDB). The Bank is also a member of the Federal Deposit Insurance Corporation (FDIC). Because the FRB regulated the bank holding company parent of the Bank, the FRB also has supervisory authority that directly affects the Bank. In addition, upon making certain determinations with respect to the condition of any insured bank, the FDIC may begin proceedings to terminate a bank’s federal deposit insurance.

On October 10, 2005, the Company entered into a Written Agreement with the FRB. Among the items specified in the Written Agreement (see Note 23), the Company is not allowed to declare or pay dividends without the approval of the FRB and is required to develop a plan to maintain an adequate capital position. The Bank is not allowed to pay dividends to the Company without the prior permission of the FRB or the Texas Department of Banking.

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). At December 31, 2005 and 2004 the Bank met all of the capital adequacy requirements to which it is subject. Additionally, the Bank met the federal definition of a well capitalized bank as shown in the table below and as required by the Letter with the TDB.

The Bank’s actual capital amounts and ratios are presented in the following table as of December 31, 2005 and 2004 (in thousands):

				To Be Adequately				To Be Well
				Capitalized Under				Capitalized Under
				Prompt Corrective				Prompt Corrective
	Actual			Action Provisions				Action Provisions
	Amount	Ratio		Amount		Ratio		Amount		Ratio
As of December 31, 2005:
Total capital (to risk weighted assets)	$6,049	16.5%	> -	$2,940	> -	8.0%	> -	$3,671	> -	10.0%
Tier I capital (to risk weighted assets)	$5,581	15.2%	> -	$1,468	> -	4.0%	> -	$2,203	> -	6.0%
Tier I capital (to average assets)	$5,581	11.3%	> -	$1,980	> -	4.0%	> -	$2,475	> -	5.0%

As of December 31, 2004:
Total capital (to risk weighted assets)	$5,929	14.5%	> -	$3,280	> -	8.0%	> -	$4,101	> -	10.0%
Tier I capital (to risk weighted assets)	$5,399	13.2%	> -	$1,640	> -	4.0%	> -	$2,460	> -	6.0%
Tier I capital (to average assets)	$5,399	10.3%	> -	$2,104	> -	4.0%	> -	$2,629	> -	5.0%

19. Credit Provision for Compensatory Damages

During 1999, the Bank credited an internal use deposit account to establish a reserve for estimated reimbursement costs to Insurance Premium Financing customers who had funds misappropriated from their accounts as a result of a fraud perpetuated by certain former bank officials. The Bank also accrued for potential compensatory damages (imputed interest) on the relating amounts. Approximately $1,500,000 of the amounts originally allocated were subsequently paid in claims, or escheated to the State of Texas. Management believed the portion of the reserve which had been allocated for potential compensatory damages was not a contractual obligation of the Bank, and therefore, was not subject to the unclaimed property laws of the State of Texas. The Bank’s position was confirmed by an attorney’s opinion which concluded the funds allocated for potential compensatory damages were not subject to unclaimed property laws of the State of Texas. Subsequent to the Bank’s conversion to a state banking charter in June 2005, the Bank recorded a credit provision of $386,000 to reverse the reserve for compensatory damages. The relating amount is included in noninterest income in the Statement of Operations for the year ending December 31, 2005.

20. Other Noninterest Expense

Following is a listing of other noninterest expenses for the years ended December 31, 2005 and 2004.

	2005	2004
Office expense	$184	$185
Data processing	163	20
Discount fees	159	52
Other real estate	155	378
Insurance	145	196
Regulatory assessment	126	211
Other losses	105	149
Advertising	54	72
Delivery	43	46
Amortization of debt issue costs	41	41
Loan and collection expense	21	128
Other	206	304
	$1,402	$1,782

21. Business Segments

The accounting policies of the segments are the same as those described in Note 1. The Bank evaluates segment performance based on net interest income and profit or loss from operations. The following table summarizes segment performance as of and for the years ended December 31, 2005 and 2004 (in thousands):

		Insurance
	Community	Premium
	Banking	Financing	Total
2005
Net interest income	$1,818	$782	$2,600
(Credit to) provision for loan losses	(613)	256	(357)
Noninterest income	971	557	1,528
Noninterest expense	4,056	680	4,736
Net (loss) income	(654)	403	(251)
Loans, gross	32,441	5,653	38,094
Total assets	$43,933	$5,562	$49,495

2004	--	--	--
Net interest income	$1,682	$701	$2,383
Provision for loan losses	1,417	43	1,460
Noninterest income	854	128	982
Noninterest expense	4,292	543	4,835
Net (loss) income	(3,173)	243	(2,930)
Loans, gross	38,366	5,384	43,750
Total assets	$49,680	$5,092	$54,772

22. Condensed Financial Information on Surety Capital Corporation

The condensed balance sheet and statement of operations of SCC as of and for the years ended December 31, 2005 and 2004 consisted of the following (in thousands):

Condensed Balance Sheet
Assets	2005	2004
Cash and cash equivalents	$-	$2
Investment in subsidiary	6,626	6,458
Other	115	159
	$6,741	$6,619
Liabilities and Stockholders' Equity
Convertible subordinated debt	$4,350	$4,350
Accrued liabilities	1,777	1,271
Other liabilities	-	118
Stockholders' equity	614	880
	$6,741	$6,619

23. Formal Agreements

SCC

Effective October 28, 1999, SCC entered into a Written Agreement (1999 Agreement) with the Federal Reserve Bank of Dallas (FRB). The 1999 Agreement required the following plans, policies and procedures:

• SCC shall not declare or pay dividends or accept dividends from Surety Bank without the approval of the FRB,
• SCC shall develop and submit a plan to maintain an adequate capital position,
• SCC shall not increase its borrowings or incur any additional debt without the prior approval of the FRB,
• SCC shall not participate in any transaction with the Bank that would cause the Bank to violate Section 23A of the Federal Reserve Act, shall not further violate Section 225.73 of Regulation Y, and must develop and submit to the FRB acceptable written policies and procedures for the review of intercompany transactions and expenses, and submit to the FRB proper notification prior to the election or appointment of any director or senior executive officer,
• SCC shall develop and submit to the FRB acceptable written procedures designed to strengthen and maintain internal records and controls to ensure regulatory reports are filed on a timely and accurate basis.

As of October 10, 2005, SCC entered into another Written Agreement (2005 Agreement) with the FRB that replaced the 1999 Agreement. The 2005 Agreement required the following plans, policies, and procedures:

• Within 45 days of the 2005 Agreement, SCC shall submit an acceptable plan to achieve and maintain sufficient capital at the Bank,
• SCC shall not increase its debt without prior written approval of the FRB,
• Within 60 days of the 2005 Agreement, SCC shall submit an acceptable plan to service its current debt,
• SCC shall not purchase or redeem any shares of its stock without written approval of the FRB,
• SCC shall not take dividends or any other form of payment representing a reduction of capital from the Bank without written approval of the FRB,
• SCC shall not declare any dividends without the written approval of the FRB,
• SCC shall take all steps necessary to ensure that all transactions between SCC and the Bank comply with the requirements of sections 23A and 23B of the Federal Reserve Act and Regulation W of the Board of Governors,
• Within 60 days of this Agreement, SCC shall submit to the FRB, acceptable written procedures designed to strengthen and maintain SCC’s books and records,
• SCC shall take all available actions as are necessary to elect qualified directors, the majority of whom shall be outside directors with banking experience,
• In appointing any new officers or directors, SCC shall comply with the notice provisions of section 32 of the FDI Act and Subpart H of Regulation Y of the Board of Governors,
• SCC shall comply with the restrictions on indemnification and severance payments of section 18(k) of the FDI Act and Part 359 of the Federal Insurance Corporation’s regulations,
• Within 30 days after the end of each calendar quarter following the date of the 2005 Agreement, the board of directors shall furnish to the FRB written progress reports detailing the form and manner of all actions taken to secure compliance with the 2005 Agreement and the results thereof.

SCC has been notified by the FRB that it is in partial compliance with the 2005 Agreement and is vigorously pursuing full compliance with the articles of this agreement.

Bank

The Bank entered into a Formal Agreement dated February 18, 2003 with the Comptroller of the Currency (OCC) which provided among other things the Bank achieve capital ratios of Tier 1 capital to average assets of at least 8.0% and total capital to adjusted total assets of 12.0%. The Formal Agreement prohibited the Board of Directors from declaring or paying any dividends unless the Bank was in compliance with 12 U.S.C. Section 56 and 60, was in compliance with the required capital ratios and obtained the prior written approval of the OCC. Additionally, the Board of Directors was required to develop a plan detailing the Board’s assessment of how to improve the operations and financial position of the Bank.

The Bank entered into a Consent Order (Order) dated June 22, 2004 with the (OCC) that replaced the 2003 Formal Agreement. The Order provided among other things that the Bank would:

• Appoint a Compliance Committee,
• Develop a written strategic plan,
• Develop, implement and thereafter ensure adherence to a written profit plan,
• Maintain minimum capital levels,
• Identify new senior executive officers,
• Ensure the Bank maintains competent management,
• Maintain adequate sources of liquidity,
• Develop, implement, and thereafter ensure Bank adherence to a written program to improve the Bank’s loan portfolio management,
• Employ or designate sufficiently experienced and qualified persons for the independent identification of problem loans and leases,
• Protect the Bank’s interest (as defined) in criticized assets,
• Obtain current and satisfactory credit information on all loans identified as lacking such information,
• Review the adequacy of the Allowance for Loan and Lease Losses and establish a program for the maintenance of an adequate Allowance,
• Adopt, implement and ensure adherence to an independent internal audit program,
• Adopt, implement and thereafter ensure adherence to a written interest rate risk policy,
• Adopt, implement and thereafter ensure adherence to a written consumer compliance program,
• Appoint a capable officer of the Bank to monitor and ensure the Bank’s compliance with the Bank Secrecy Act,
• Not renew or enter into new contracts or engagements exceeding an aggregate threshold of $10,000 on an annual basis with a third party,
• Not engage in significant expansion regarding existing products and services or new products and services.

SCC has been notified by the FRB that it is in partial compliance with the 2005 Agreement and is vigorously pursuing full compliance with the articles of this agreement.

Bank

The Bank entered into a Formal Agreement dated February 18, 2003 with the Comptroller of the Currency (OCC) which provided among other things the Bank achieve capital ratios of Tier 1 capital to average assets of at least 8.0% and total capital to adjusted total assets of 12.0%. The Formal Agreement prohibited the Board of Directors from declaring or paying any dividends unless the Bank was in compliance with 12 U.S.C. Section 56 and 60, was in compliance with the required capital ratios and obtained the prior written approval of the OCC. Additionally, the Board of Directors was required to develop a plan detailing the Board’s assessment of how to improve the operations and financial position of the Bank.

The Bank entered into a Consent Order (Order) dated June 22, 2004 with the (OCC) that replaced the 2003 Formal Agreement. The Order provided among other things that the Bank would:

• Appoint a Compliance Committee,
• Develop a written strategic plan,
• Develop, implement and thereafter ensure adherence to a written profit plan,
• Maintain minimum capital levels,
• Identify new senior executive officers,
• Ensure the Bank maintains competent management,
• Maintain adequate sources of liquidity,
• Develop, implement, and thereafter ensure Bank adherence to a written program to improve the Bank’s loan portfolio management,
• Employ or designate sufficiently experienced and qualified persons for the independent identification of problem loans and leases,
• Protect the Bank’s interest (as defined) in criticized assets,
• Obtain current and satisfactory credit information on all loans identified as lacking such information,
• Review the adequacy of the Allowance for Loan and Lease Losses and establish a program for the maintenance of an adequate Allowance,
• Adopt, implement and ensure adherence to an independent internal audit program,
• Adopt, implement and thereafter ensure adherence to a written interest rate risk policy,
• Adopt, implement and thereafter ensure adherence to a written consumer compliance program,
• Appoint a capable officer of the Bank to monitor and ensure the Bank’s compliance with the Bank Secrecy Act,
• Not renew or enter into new contracts or engagements exceeding an aggregate threshold of $10,000 on an annual basis with a third party,
• Not engage in significant expansion regarding existing products and services or new products and services.

The Bank has been notified by the Texas Department of Banking that it is in partial compliance with the Determination Letter and is vigorously pursuing full compliance with the articles of this agreement.

24. Financial Reporting

At December 31, 2005, the Company was not in compliance with the financial reporting required by the Securities and Exchange Commission (SEC). The Company is vigorously attempting to accumulate all necessary information to comply with the reporting requirements of the SEC. The Company’s management believes no additional reserves are necessary in regard to penalties that may be assessed by the SEC with respect to the non-compliance in financial reporting.

25. Subsequent Event

On January 20, 2006, the Bank, with the approval of SCC, sold its Whitesboro, Texas branch to Legend Bank, N.A. (Legend). In connection with the sale, Legend assumed approximately $20,314,000 of deposits and purchased, among other assets, approximately $12,898,000 in loans. The Bank paid $4,172,000 in cash in addition to the assets purchased and liabilities assumed by Legend. As a result of the sale, the Bank eliminated the goodwill associated with the Whitesboro branch of $1,045,000 recorded in its balance sheet and has included a gain of approximately $1,541,000 in its 2006 statement of operations.

On May 5, 2006, the Bank, without the approval of SCC, sold its Insurance Premium Financing (IPF) loan portfolio to American Federal Savings Bank, Silver Springs, Maryland (American). In connection with the sale of the IPF loan portfolio, the Bank sold loans with a balance of approximately $3,721,000 and American remitted proceeds in the amount of $4,044,000. The Bank has included a gain resulting from this sale of approximately $323,000 in its 2006 statement of operations.

INDEX TO EXHIBITS
Incorporated Exhibit No.	Description	Filed Herein by Reference To
3.01	Certificate of Incorporation	Filed with the Company's Form 10-K dated December amended 31, 1993 and incorporated by reference herein.
3.03	Restated Bylaws of the Company	Filed with the Company's Form 10-K dated December 31, 1994 and incorporated by reference herein.
4.01	Form of Common Stock certificate	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.02	Indenture dated as of March 31, 1998	Filed with the Company's Form 10-Q for between the Company and Harris Trust quarter ended March 31, 1998 and and Savings Bank, Chicago, Illinois, incorporated by reference herein. as trustee
4.03	Form of Notes (included in the Exhibit 4.02)	Filed with the Company’s Form 10-Q for the quarter ended March 31, 1998 and Incorporated by reference herein.
4.04	Form of Note Purchase Agreements	Filed with the Company's Registration dated March 31, 1998 Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
10.01	Surety Capital Corporation 1988	Filed with the Company's Form 10-K dated Incentive Stock Option Plan December 31, 1991 and incorporated by reference herein. ----------------------
10.02	Surety Capital Corporation 1995	Filed with the Company's Form Incentive Stock Option Plan 10-K dated December 31, 1994 and incorporated by reference herein.
10.03	Surety Capital Corporation Amended	Filed with the Company's Form 10-K dated and Restated Stock Option Plan for December 31, 1996 and incorporated by Directors, and Form of Stock Option reference herein. Agreement
10.04	Surety Capital Corporation 1997	Filed with the Company's Form 10-K dated Non-Qualified Stock Option Plan for December 31, 1997 and incorporated Officers and Key Employees, and Form by reference herein. of Stock Option Agreement
10.05	Surety Capital Corporation 1997	Filed with the Company's Form 10-K dated Non-Qualified Stock Option Plan December 31, 1997 and incorporated by for Non-Employee Directors, and reference herein Form of Stock Option Agreement
10.06	Surety Capital Corporation 2001 Amended and Restated 1998 Incentive Stock Option Plan
10.07	Form of Redeemable Convertible Promissory Note between Surety Capital Corporation and C. Jack Bean, Charles M. Ireland, Margaret E.
Holland, Aaron M. Siegel, Garrett
Morris, Cullen W. Turner, William B.
Byrd, Michael L. Milam and Lloyd W.
Butts, and related Warrant, dated
	October 29, 1999	Filed with the Company's Form 10-K dated December 31, 1999 and incorporated by r , reference herein.
10.8	Form of Indemnification Agreement between Surety Capital Corporation William B. Byrd, Lloyd W. Butts Charles M. Ireland, Margaret E.
Holland, Michael L. Milam, Garrett
Morris, Cullen W. Turner and John D.
	Blackmon, dated January 18, 2000	Filed with the Company's Form 10-K dated December 31, 1999 and incorporated by reference herein.
10.9	Form of Indemnification Agreement between Surety Bank, National Association and William B. Byrd, Lloyd W. Butts, Charles M. Ireland,
Margaret E. Holland, Michael L.
Milam, Garrett Morris, Cullen W.
Turner and John D. Blackmon, dated
	January 18, 2000	Filed with the Company's Form 10-K dated December 31, 1999 and incorporated by reference herein.
10.10	2001 Non-Qualified Stock Option Plan for Advisory Directors
23.01	Consent of Payne Falkner Smith & Jones, P.C.
31.01	Certification of Richard N. Abrams, Chairman of the Board, pursuant to Rule 13a-14(a) and Rule 15(d)-14(c).
31.02	Certification of Richard N. Abrams, Chief Operating Officer, pursuant to Rule 13a-14(a) and Rule 15 (d)-14(c).
32.01	Certification of Richard N. Abrams, Chairman of the Board, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sabranes – Oxley Act of 2002
32.02	Certification of Richard N. Abrams, Chief Operating Officer, pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sabranes – Oxley Act of 2002

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

SECTION 9. METHOD OF EXERCISING OPTIONS.

(a) Provided all of the provisions of the Plan have been fully complied with, each Option may be exercised by forwarding to the Company's business office in Hurst, Texas, by certified letter, a written instrument stating that the Option is being exercised and giving the number of shares of Common Stock with respect to which the Option is being exercised. Such written instrument shall be signed by the person exercising the Option and shall be accompanied by a certified check or cashier's check for the full amount of the Option Price. In lieu of paying the Option Price in cash, and subject to the ability of the Company to repurchase its Common Stock, the Optionee may tender and deliver to the Company with proper stock powers and required endorsement so many shares of Common Stock previously acquired, owned and held by the Optionee for at least seven (7) months, which have a fair market value as of the date of exercise of the Option equal to the Option Price. In the event a person or persons other than an Optionee attempts to exercise the Option, such written statement mailed to the Company shall demonstrate compliance with SECTION 11 hereof and be accompanied by such proof of right to ownership as is required by applicable law to be given to transfer agents in connection with the transfer of securities. The Company shall issue a certificate representing the shares being received upon exercise of the Option. All shares represented by any such certificate shall be fully paid and non-assessable. Subject to the limitations set forth in the Plan, each Option may be exercised at one time or in parts on several successive TDBasions; however, each Option may not be exercised in an amount less than one hundred shares at any one time (unless such exercise is being made as to the entire number of shares of Common Stock which may be purchased pursuant to the Option).

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

[add exhibit 10.10]

EXHIBIT 23.01

INDEPENDENT AUDITOR'S CONSENT

We have issued our report dated May 12, 2006 accompanying the financial statements of Surety Capital Corporation, as contained in the registration statement of Surety Capital Corporation, to be filed with the Securities and Exchange Commission. We consent to the use of the aforementioned report included in this Annual Report on Form 10-KSB.

Payne Falkner Smith & Jones, P.C.

CERTIFICATION Exhibit 31.01

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
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer registrant as of, and for, the periods presented in this report;
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
(b)(intentionally omitted)
(c)Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and
5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):
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

Date: October 3, 2006

/s/ Richard N. Abrams
Richard N. Abrams
Chairman of the Board

CERTIFICATION Exhibit 31.02

I, Richard N. Abrams, Chief Operating Officer of Surety Capital Corporation, certify that:

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
4. The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))for the small business issuer and have:
(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)(intentionally omitted)
(c)Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and
5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):
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

Date: October 3, 2006

/s/ Richard N. Abrams
Richard N. Abrams
Chief Operating Officer

EXHIBIT 32.01

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSANT TO
SECTION 906 OF THE SABRANES - OXLEY ACT OF 2002

Solely in connection with the Annual Report of Surety Capital Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard N. Abrams, Chairman of the Board of Directors of the Company, certify, pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: October 3, 2006

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSANT TO
SECTION 906 OF THE SABRANES - OXLEY ACT OF 2002

In connection with the Annual Report of Surety Capital Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard N. Abrams, Chief Operating Officer, pursuant to U.S.C. Section 1350, as adopted pursuant to 906 of the Sarbanes - Oxley of 2002, that:

(3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: October 3, 2006

/s/ Richard N. Abrams
----------------------
Richard N. Abrams
Chief Operating Officer

A signed original of this written statement required by Section 906 has been provided to Surety Capital Corporation and will retained by Surety Capital Corporation and furnished to the Securities and Exchange Commission or its staff upon request.