Form 10QSB
period 2006-11-20
SURETY CAPITAL CORP /DE/
filed 2006-11-20
CIK 784932

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
Common stock outstanding on September 30, 2005: 11,320,973
Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]

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

SURETY CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS

(000 omitted)

	September 30	December 31,
	2006	2005

	(Unaudited)	(Unaudited)
Assets:
Cash and due from banks	$5,893	$ 8,554
Federal funds sold	3,010	0

Total cash and cash equivalents	8,903	8,554
Interest-bearing time deposits in other financial institutions	226	25

Loans, net	17,155	36,580
Premises and equipment, net	1,785	2,334
Accrued interest receivable	99	189
Other real estate and repossessed assets	-	63
Goodwill, net	-	1,045
Other assets	666	705

Total assets	$28,834	$49,495

Liabilities:
Noninterest-bearing demand deposits	$3,556	$ 6,902
Savings, NOW and money market accounts	1,024	7,535
Time deposits, $100,000 and over	7,953	10,166
Other time deposits	8,345	17,897

Total deposits	20,878	42,500
FHLB Borrowing
Convertible subordinated debt	4,350	4,350
Accrued interest payable and other liabilities	2,272	2,031
Total liabilities	27,500	48,881

Shareholders' Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none issued
Common stock, $0.01 par value, 20,000,000 shares authorized, 11,400,809 issued at September 30, 2006; 11,400,809 issued at December 31, 2005.	114	114

Additional paid-in capital	18,103	18,103
Accumulated deficit	(16,508)	(17,228)
Treasury stock, 79,836 shares at cost	(375)	(375)
Accumulated other comprehensive income (loss)	0	0

Total shareholders' equity	1,334	614

Total liabilities and shareholders' equity	$28,834	$49,495

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
		Three Months Ended		Nine Months Ended

	September 30	September 30	September 30	September 30
	2006	2005	2006	2005

Interest income:
Loans, including fees	$352	$1,043	$1,600	$2,821
Securities, all taxable	5	7	12	7
Federal funds sold and interest bearing deposits	127	7	315	38

Total interest income	484	1,057	1,927	2,866

Interest expense:
Deposits	207	242	649	694
Notes Payable	98	111	294	314

Total interest expense	305	353	943	1,008

Net interest income	179	704	984	1,858
Provision for credit losses	137	50	39	273

Net interest income after provision for credit	42	654	945	1,585
losses

Noninterest income:
Service charges on deposit accounts	32	57	113	182
Other fee income	-	11	6	11
Gain on sale of loan	78	642	78	642
Gain (loss) on sale of other real estate owned	137	5	190	90
Gain (loss) on sale of branches			1,541
Gain on sale of Insurance Premium Financing			323
Other income	15	387	181	504

Total noninterest income	262	1,102	2,432	1,429

Noninterest expense:
Salaries and employee benefits	252	480	1,129	1,498
Occupancy and equipment	100	109	322	320
Other expenses	284	506	1,206	1,716

Total noninterest expense	636	1,095	2,657	3,534

Net loss before income taxes	(332)	661	720	(520)
Income tax (benefit)	-	-	-	-

Net income (loss)	$(332)	$661	$720	$(520)

Net income (loss) per share - Basic	$(0.03)	$0.06	$0.06	$(0.05)

Net income (loss) per share - Diluted	$(0.03)	$0.06	$0.06	$(0.05)

See accompanying notes to consolidated financial statements.

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended			Nine Months Ended

	September 30	September 30	September 30	September 30
	2006	2005	2006	2005

Net loss	$(332)	$661	$720	$(520)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale
securities arising during the period, net of taxes	0	0	0	(15)

Comprehensive loss	$(332)	$661	$720	$(535)

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
(Unaudited)

	Nine Months Ended

	September 30	September 30
	2006	2005

Balance at December 31, 2005 and 2004	$614	$880
Net loss	720	(520)
Change in fair value of securities available-for-sale, net of tax	-	(14)

Balance at end of period	$1,334	$346

See accompanying notes to consolidated financial statements.

5

SURETY CAPITAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

		Nine Months Ended

	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$720	$(520)
Adjustments to reconcile net loss to net cash provided
by operating activities
Provision for credit losses	39	273
Depreciation	171	103
Net gain on securities available for sale	-	(17)
Net gain on sale of loan	-	(642)
Net gain on sale of Insurance Premium Financing	(323)	-
Net gain on sale of branches	(1,541)	-
Net (gain) loss on the sale or disposal of assets	-	(42)
Net gain on the sale of other real estate	(137)	(90)
Changes in other assets and liabilities
Accrued interest receivable	90	62
Other assets	41	330
Accrued interest payable and other liabilities	241	(538)
Net cash provided (used) by operating activities	(699)	(1,081)

Net change in loans	2,666	3,059
Securities available for sale
Purchases	-	-
Sales, maturities and repayments	-	36
Increase in interest bearing time deposits, net	(201)	-
Expenditures for property and equipment	(45)	(402)
Proceeds from the sale of property and equipment	-	66
Proceeds for the sale of other real estate owned	63	250
Net expenditures from the disposal of branches	(4,172)	-
Proceeds from sale of Insurance Premium Financing	4,045	-
Net cash provided (used) by investing activities	2,356	3,009

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(1,308)	18
Borrowing from the FHLB	-	8,300
Repayment of borrowing from FHLB	-	(11,300)
Issuance of common stock		-
Net cash provided (used) by financing activities	(1,308)	(2,982)
Net change in cash and cash equivalents	349	(1,054)
CASH AND CASH EQUIVALENTS, beginning of year	8,554	7,043
CASH AND CASH EQUIVALENTS, end of period	$8,903	$5,989
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$674	$696
Significant non-cash transactions:
Transfers of repossessed collateral to other real estate owned	-	377
Financed sales of other real estate owned	-	1,732

SURETY CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
See accompanying notes to consolidated financial statements.

($000 omitted)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net income (loss)	$(332)	$661	$720	$(520)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale
securities arising during the period, net of taxes	-	-	-	(15)
Total other comprehensive income (loss)	-	-	-	$(15)
Comprehensive income (loss)	$(332)	$661	$720	$(535)

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

These interim financial statements are unaudited and reflect all adjustments that, in the opinion of management, are necessary to make the financial statements not misleading and to present fairly the financial position of the Company at September 30, 2006, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying financial statements have been prepared in accordance with the instructions of Form 10-QSB and, therefore, do not purport to contain all necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances.
Some items in prior financial statements have been reclassified to conform to the current presentation.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets." Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, was amortized on a straight-line method up to fifteen years prior to the adoption of SFAS No. 142. Effective January 1, 2002, goodwill is no longer amortized but tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, for goodwill is recognized as a permanent charge to non-interest expense. Management determined that there was no goodwill impairment as of December 31, 2005. During January 2006, the Company sold its Whitesboro, Texas branch and eliminated the goodwill related to that branch. The Company no longer has goodwill on its books.

The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred significant losses, is in default on the interest payments on its subordinated debt, is operating under both a Determination Letter (the “Determination Letter”) with the Texas Department of Banking (“TDOB”) and a Written Agreement (the “Written Agreement”) with the Board of Governors of the Federal Reserve Bank of Dallas (the “Federal Reserve”), and, prior to September1, 2005, operated under a Consent Order (the “Consent Order”) with the Office of the Comptroller of the Currency (the “OCC”). The appropriateness of using the going concern basis is dependent upon the Company's ability to improve profitability through increasing marketing efforts, introducing new deposit products, emphasizing loan growth and reducing non-interest expense. In addition, the Company must meet the requirements of the Determination Letter and the Written Agreement, both of which are discussed in further detail below in Item 2 under the heading "Regulatory Relations." The uncertainty of these conditions raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company reported net losses for the three-month period ended September 30, 2006 and for the nine-month period ended September 30, 2005. For the three-month period ended September 30, 2005 and the nine-month period ended September 30, 2006, option exercise prices exceeded market prices of the stock. Accordingly, the dilutive effect of stock options is not considered in the net income (loss) per share calculations for these periods.

Note 3. Branch Sale

On January 20, 2006, the Bank sold its Whitesboro, Texas branch. Set forth below is a summary of the transaction ($000’s):

Recap of Assets and Liabilities Sold:	000 omitted
Deposits sold	$20,314
Loans sold	12,998
Other assets sold	558
Cash transferred	4,172

Recap of Gain on Branch Sale:
Deposit premium	$ 2,526
Loan discount	(162)
Gain on sale of premises	222
Goodwill associated with branch sold	(1,045)
Net gain	$ 1,541

Note 4. Loans

Loans consisted of the following:

	September 30, 2006 (000 omitted)	December 31, 2005 (000 omitted)
Real estate loans	$11,916	$23,879
Insurance premium financing	-	5,653
Commercial loans	5,511	6,145
Consumer loans	572	1,961
Agriculture	-	358
Other	20	98
Total gross loans	18,019	38,094
Deferred income	(82)	(281)
Allowance for credit losses	(782)	(1,233)

Loans, net	$17,155	$36,580

Activity in the allowance for credit losses on loans was as follows:

	Three Months Ended (000 omitted)		Nine Months Ended (000 omitted)
	September 30	September 30	September 30	September 30
	2006	2005	2006	2005

Beginning balance	$622	$2,004	$1,234	$1,835
Provision for credit losses	137	50	39	273
Charge-offs	-	(214)	(740)	(522)
Recoveries	23	90	249	344

Ending balance	$782	$1,930	$782	$1,930

Impaired and non-performing loans were as follows:

	September 30, 2006 (000 omitted)	September 31, 2005 (000 omitted)
Impaired loans with allowance allocated	$538	$156
Impaired loans with no allowance allocated	-	-
Impaired loans	538	156
Amount of allowance allocated	43	33
Non-performing loans
Loans past due over 90 days and still accruing	-	6
Non-accrual loans	538	131
Total non-performing loans	538	$137

Note 5. Convertible Subordinated Debt and Notes Payable

On March 31, 1998, the Holding Company issued $4,350,000 in 9% Convertible Subordinated Notes Due 2008 (the "Notes"), pursuant to an indenture between the Holding Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee (the "Trustee"). The Notes are general unsecured obligations of the Holding Company. The Notes bear interest at a rate of 9% per annum until maturity. Interest on the Notes is payable semi-annually on March 31 and September 30 of each year. No principal payments are due until maturity on March 31, 2008. The amount of the interest accrued and in arrears at March 31, 2006 is $1,957,500.

The Company did not pay the interest due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003, March 31, 2004, September 30, 2004, March 31, 2005, September 30, 2005, March 31, 2006 or September 30, 2006. In February 2002, the Company notified holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of September 30, 2006, no agreement had been reached as to any restructuring of the Notes.

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

Financial instruments with off-balance sheet risk at September 30, 2006 and December 31, 2005 included unfunded loan commitments of $1,578,000 and $2,608,000 and letters of credit of $0 and $150,000, respectively.

There was $3,010,000 in Federal funds sold at September 30, 2006.

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

Note 7. Other Non-interest Expense

Other non-interest expense consisted of the following:

	Three Months Ended			Nine Months Ended

	September 30	September 30	September 30	September 30
	2006	2005	2006	2005
	(000 omitted)	(000 omitted)	(000 omitted)	(000 omitted)

Legal, audit and other professional services	$143	$212	$532	$726
Postage and delivery	7	23	33	79
Telephone	21	9	33	27
Office supplies	2	14	27	54
Amortization of debt issuance costs	10	10	31	30
Insurance	16	23	37	114
FDIC and OCC assessments	19	28	75	98
Other	66	187	438	588

Total other non-interest expense	$284	$506	$1,206	$1,716

Note 8. Business Segments

The accounting policies of the segments are the same as those described above in Note 1. The Company evaluates segment performance based on interest income and profit or loss from operations.

	Community Banking	Insurance Premium Financing	Total
Six-month period ended September 30, 2006:	(000 omitted)	(000 omitted)	(000 omitted)
Net interest income	$795	$267	$1,062
Provision for credit losses	(39)	-	(39)
Noninterest income	2,288	67	2,355
Noninterest expense	(2,376)	(282)	(2,658)
Net income (loss)	668	52	720

Nine-month period ended September 30, 2005:
Net interest income	$1,076	$782	$1,858
Provision for credit losses	(273)	-	(273)
Noninterest income	1,036	393	1,429
Noninterest expense	(3,030)	(504)	(3,534)
Net income (loss)	(1,191)	671	(520)

At December 31, 2005
Loans, gross	$32,441	$5,653	$38,094
Total assets	43,933	5,562	49,495

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

On October 11, 2006, the Company entered into a Stock Purchase Agreement which contemplates the sale of 100% of the stock of the Bank. Closing of the transaction is subject to a satisfactory due diligence review on the part of the purchaser and other standard closing conditions, including Regulatory approval and approval by the Company’s shareholders. In connection with the sale of the Bank, the Company will receive an aggregate of approximately $9,000,000 plus the Bank’s ½ mineral interest in approximately 27 acres of land in Fort Worth, Texas. The Company is attempting to close this transaction during the fourth quarter of 2006.

On October 16, 2006, the Bank disbursed and charged to expense an aggregate of $470,000, representing payments to one current and one former Bank executive under the “change of control” provisions of their respective Employment Agreements. Each Employment Agreement defines a “change in control” as a sale of all or substantially all of the assets of the Bank, which shall be deemed to occur if any persons, entities, or groups acquire gross assets of the Bank that have an aggregate fair market value equal to 50% of the fair market value of all the gross assets of the Bank immediately prior to such acquisition or acquisitions. The Bank’s Board of Directors determined the change of control payments were triggered under provisions of the Agreements related to a sale of more than 50% of the Bank’s assets at its August, 2006 Board meeting. The Company disagrees with the determination by the Board of the Bank as to these employees’ eligibility for such change of control payments, has determined these payments were not earned, and intends to pursue its remedies on behalf of the Company’s shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion focuses on the consolidated financial condition of the Company at September 30, 2006 compared to December 31, 2005, and the consolidated results of operations for the three-month and nine-month periods ended September 30, 2006 compared to the same periods in 2005. The purpose of this discussion is to provide the reader with a more thorough understanding of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

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

Further, the Holding Company is without significant assets other than its ownership of all the common stock of the Bank and is dependent upon dividends or return of capital received from the Bank in order to meet its cash obligations, including service of its obligations under the Notes. Pursuant to the provisions of the Company’s agreement with the TDOB and the Federal Deposit Insurance Corporation (the “FDIC”), the Bank is precluded from declaring and paying any dividends without prior TDOB and FDIC approval. Previously, the Company was subject to the same restrictions pursuant to the Consent Order issued by the OCC. The Company received OCC approval to reduce the Bank's surplus in 2000 and received loans from certain employees and members of the Board of Directors during 2001 to help the Company meet its cash obligations. The TDOB and FDIC, as well as the Federal Reserve, approved four returns of capital of approximately $135,000 in January, February, May and September 2006 to allow the Company to meet some of its cash obligations. However, there have been no other approvals by the TDOB and FDIC for future reductions in the Bank's surplus, payment of dividends or other upstream of capital by the Bank to the Holding Company, nor have there been future commitments by any employee, officer or director to loan the Holding Company additional funds. Accordingly, the Company has no source of funds to pay interest on the Notes or provide other working capital.

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

REGULATORY RELATIONS

CONDITIONS OF CONVERSION TO A STATE CHARTER IMPOSED BY THE TEXAS DEPARTMENT OF BANKING. The TDOB issued a Determination Letter requiring the Bank to submit a capital plan, a strategic plan and budget, appoint a compliance committee, revise its loan policy, improve its classified assets, revise the Bank’s asset/liability policy, correct any violations of laws or regulations, if any, review its information systems, correct internal control and procedure weaknesses, if any, appoint an Audit Committee, provide the TDOB with 30 days prior notice of any addition to the Board of Directors or employment of any executive officer and provide quarterly progress reports by the Board of Directors of the Bank to the TDOB and FDIC showing compliance with the Determination Letter. On August 21, 2006 the TDOB issued another Determination Letter since the Bank has deficiencies in earnings and liquidity, criticized assets, unsatisfactory compliance with the previously issued Determination Letter, ongoing friction between Bank management and the Company, departure of managerial resources, and the number of Bank Directors has fallen below the minimum required by the Texas Finance Code. The August 2006 Determination Letter required the Bank to submit, within 30 days, at least one new director having prior banking experience satisfactory to the TDOB and the FDIC. Prior to expiration of the 30 day period, the Bank submitted two candidates to the TDOB and the FDIC.

WRITTEN AGREEMENT: On October 10, 2005, the Board of Directors of the Company entered into a Written Agreement with the Federal Reserve Bank (FRB). Under the Written Agreement, the Company is not permitted to declare or pay any corporate dividends or incur any additional debt without the prior approval of the Federal Reserve. Also, the Company is required to develop and submit to the Federal Reserve a written three-year capital plan for the Bank, a plan to service the Company's existing debt without incurring any additional debt, and written procedures designed to strengthen and maintain the Company's internal records and controls to ensure that future regulatory reports are filed in a timely and accurate manner. The Company was notified that as of October 25, 2006, it was not in compliance with all of the provisions of its FRB Agreement.

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

ANALYSIS OF FINANCIAL CONDITION

The Company's assets totaled $28.8 million at September 30, 2006, representing a $20.7 million, or 41.8%, decrease compared to $49.5 million at December 31, 2005. Cash and cash equivalents increased $0.3 million from $8.6 million at December 31, 2005 to $8.9 million at September 30, 2006. Loans declined $19.4 million, and other real estate and repossessed assets declined $63 thousand. The decrease in assets was primarily the result of selling the Bank’s Whitesboro, Texas office on January 20, 2006 and the Insurance Premium Financing (IPF) Division on May 6, 2006. The sale of the Whitesboro branch included approximately $20.3 million in deposits, $13.0 million in loans, and $400 thousand in fixed assets. Also as a result of the sale, the Bank eliminated goodwill of approximately $1.045 million associated with the original purchase of the Whitesboro branch. The sale of the IPF Division included approximately $3.7 million in loans.

Net loans decreased $19.4 million, or 53.1%, from $36.6 million at December 31, 2005 to $17.2 million at September 30, 2006. Most of the decrease related to loans sold with the Whitesboro branch and the IPF division. Loans, net, as a percentage of total deposits, were 82.2% at September 30, 2006 compared to 86.1% at December 31, 2005.

Other real estate owned and repossessed assets decreased $63 thousand to $0 at September 30, 2006.

Total deposits were $20.9 million at September 30, 2006, a $21.6 million decrease from December 31, 2005. Deposits decreased $1.4 million exclusive of the deposits sold with the Whitesboro branch.

Convertible subordinated debt under the Notes totaled $4.350 million at September 30, 2006 and December 31, 2005. The Notes were issued on March 31, 1998 to provide funds to finance the acquisition of TexStar National Bank and bear interest at a rate of 9% per annum until maturity. No principal payments are due until maturity on March 31, 2008, while interest on the Notes is payable semi-annually. The Company has not yet met any of its interest payment obligations under the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified the holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of September 30, 2006, no agreement had been reached as to any restructuring of the Notes. Management does not know if it will be successful in these negotiations. The amount of the principal and any accrued and unpaid interest on the Notes is subordinated in right of payment to the prior payment in full of all senior indebtedness of the Company, including the Bank's deposits. Upon the occurrence of certain events involving the bankruptcy, insolvency, reorganization, receivership or similar proceedings of the Company, either the Trustee or the holders of not less than 25% in aggregate principal amount of the outstanding Notes may declare the principal of the Notes, together with any accrued and unpaid interest, to be immediately due and payable.

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

The Company recorded a $332,000 net loss for the three months ended September 30, 2006 ($0.01 per share) compared to a $661,000 net income for the three months ended September 30, 2005 ($0.06 per share). There was a $137,000 loan loss provision for the three months ended September 30, 2006, as contrasted with a provision for loan losses of $50,000 for the corresponding period in 2005. The three months ended September 30, 2006 included a gain on the sale of other real estate owned of $137,000 versus a $5,000 gain for the 2005 period. The 2006 gain arose from pay downs on a loan to finance previous OREO that had deferred gains. The three months ended September 30, 2005 included a gain of $642,000 from the sale of a loan with deferred gains as compared to a gain on sale of loans of $78,000 for the three months ended September 30, 2006. The 2005 period also included a $386,000 credit for compensating damages. Noninterest expense declined $459,000 from 2005 to 2006 as a result of a $228,000 decrease in salaries and employee benefits, a $69,000 decrease in professional fees, and a general decrease in other expenses resulting from the sale of the Whitesboro branch and the IPF Division.

The Company recorded net income of $720,000 for the nine-month period ended September 30, 2006 versus a loss of ($520,000) for the nine-month period ended September 30, 2005. For the 2006 period, there was a loan loss provision of $39,000 versus a loss provision of $273,000 for the 2005 period. Noninterest income for the September 2006 nine-month period was $2,432.000 versus $1,429,000 for the comparable 2005 period. The 2006 nine-month period included a $1,541,000 gain on the sale of the Whitesboro branch and a $323,000 gain on the sale of the IPF Division. The 2005 nine-month period included a $642,000 gain on loan sale and a $386,000 credit for compensating damages. Noninterest expense declined $877,000 (24.8%) from $3,534,000 for the 2005 nine-month period to $2,657,000 for the comparable 2005 period. Salaries and employee benefits decreased $369,000, professional fees decreased $194,000, insurance expense decreased $77,000, and other expenses decreased in general as a result of the sale of the Whitesboro branch and the IPF division.

The Company did not record a tax benefit with the losses because the Company cannot be reasonably certain that it will receive a future income tax benefit.

NET INTEREST INCOME: Net interest income is normally the largest component of the Company's income and is affected by the interest rate environment and the volume and composition of interest-earning assets and interest-bearing liabilities. For the three months ended September 30, 2006, net interest income decreased $525,000 to $179,000, or 74.6%, compared to $704,000 for the three months ended September 30, 2005. This resulted from a decrease in total interest income of $573,000 partially offset by a decrease in interest expense of $48,000 for the three months ended September 30, 2006.

The decrease in total interest income was primarily due to a 39.8% decrease in earning assets ($28.1 million versus $46.7 million) coupled with a decrease in average yields earned from 9.05% in 2005 to 7.99% in 2006. The Whitesboro branch sale, which closed January 20, 2006, included approximately $13 million in loans. The IPF Division sale, which closed May 6, 2006, included approximately $3.7 million in loans.
Total interest expense decreased $48,000 as a result of a 30.2% decrease in average interest-bearing liabilities ($27.2 million versus $38.9 million) coupled with an increase in average rates paid from 3.64% in 2005 to 4.29% in 2006. The Whitesboro branch sale included approximately $20 million in deposits.

For the nine months ended September 30, 2006, net interest income decreased $874,000 (47.0%) from $1,858,000 to $984,000. This resulted from an $939,000 decrease in interest income partially offset by a $65,000 decrease in interest expense. Average earning assets decreased $15.0 million (33.3%) and average yields increased from 8.48% to 8.89%. Average costing liabilities decreased $13.7 million (35.0%) and average rates paid increased from 3.44% to 4.12%.

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

During the three months ended September 30, 2006, chargeoffs were exceeded by recoveries by $23,000 ($0 - $23,000). During the three months ended September 30, 2005, chargeoffs exceeded recoveries by $124,000 ($214,000 - $90,000). The allowance for credit losses at September 30, 2006 was $782,000, or 4.4% of gross loans, versus $1,930,000, or 4.6% of gross loans, at September 30, 2005.
During the nine months ended September 30, 2006, the Company experienced loan losses of $491,000 net of recoveries ($740,000 - $249,000). During the nine months ended September 30, 2005, chargeoffs exceeded recoveries by $178,000 ($522,000 - $344,000).
Nonperforming loans, defined as loans past due ninety days or more and still accruing and loans for which the accrual of interest has been discontinued, totaled $538,000 at September 30, 2006, an increase of $401,000 from $137,000 at December 31, 2005. Non-accrual loans increased $407,000. Non-performing loans as a percentage of total gross loans were 3.0% at September 30, 2006 and 0.4% at December 31, 2005.

While management believes that it uses the best information available to determine the allowance for estimated loan losses, unforeseen market conditions could result in adjustments to the allowance for estimated loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance.
NON-INTEREST INCOME: Non-interest income totaled $262,000 for the three months ended September 30, 2006, compared to $1,102,000 for the three months ended September 30, 2005, an increase of $840,000. This decrease is primarily due to gain of $642,000 realized on the sale of a loan and $386,000 in compensating damage credits, both in 2005. Also, the Bank recorded $137,000 in gains on the sale of other real estate owned in 2006 versus gains of $5,000 in 2005.

Non-interest income totaled $2,432,000 for the nine months ended September 30, 2006 versus $1,429,000 for the nine months ended September 30, 2005. The 2006 period included the $1,541,000 gain on the sale of the Whitesboro branch and the $323,000 gain on the sale of the IPF Division. The 2005 period included the $642,000 loan sale gain and the $386,000 compensating damage credits.

NONINTEREST EXPENSE. Non-interest expense totaled $636,000 for the three-month period ended September 30, 2006, a decrease of $459,000, or 41.9%, from the three-month period ended September 30, 2005. This decrease was the result of decreases in salaries and benefits, professional fees, insurance, and other general expenses decreasing as a result of the sale of the Whitesboro branch and the IPF Division.
Non-interest expense totaled $2,657,000 for the nine months ended September 30, 2006 versus $3,534,000 for the nine months ended September 30, 2005. Salaries and employee benefits decreased $369,000, professional fees decreased $194,000, insurance expense decreased $77,000, and other expenses decreased in general as a result of the sale of the Whitesboro branch and the IPF division.

INCOME TAXES. The Company recorded no income tax benefits for any of the periods.

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

Cash and cash equivalents were $8,903,000 at September 30, 2006 and represented 30.9% of total assets and 42.6% of total deposits compared to ratios of 17.3% of total assets and 20.1% of total deposits at December 31, 2005. The Bank has the ability to borrow funds from the FHLB if the Bank needs to supplement its future liquidity needs in order to meet deposit flows, loan demand or to fund investment opportunities. Management believes the Bank's liquidity position is adequate based on its level of cash, cash equivalents, core deposits, the stability of its other funding sources and the support provided by its capital base.

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

The Company has not yet met any of its interest payment obligations on the Notes since missing the payment that was due March 31, 2002. In February 2002, the Company notified holders of the Notes that it would not have funds to make future interest payments and offered the holders certain options as alternatives to interest payments. As of September 30, 2006, no agreement had been reached as to any restructuring of the Notes. There are no commitments by any of the Board members to lend additional funds. Accordingly, the Company does not have the financial means to service the interest payments on the Notes.

CAPITAL RESOURCES

The Company’s total shareholders' equity was $1,334,000 at September 30, 2006 as compared to total shareholders’ equity of $614,000 at December 31, 2005, representing a $720,000 increase from December 31, 2005. The Bank is subject to regulatory capital requirements administered by federal banking agencies. Bank regulators monitor capital adequacy very closely and consider it an important factor in ensuring the safety of depositors' accounts. As a result, bank regulators have established standard risk-based capital ratios that measure the amount of an institution's capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet exposure. Federal law requires each federal banking regulatory agency to take prompt corrective action to resolve problems of insured depository institutions including, but not limited to, those that fall below one or more prescribed capital ratios. According to the regulations, institutions whose Tier I and total capital ratios meet or exceed 6.0% and 10.0% of risk-weighted assets, respectively, are considered "well capitalized." Institutions whose Tier I and total capital ratios meet or exceed 4.0% and 8.0% of risk-weighted assets, respectively, are considered "adequately capitalized." Tier I capital is shareholders' equity excluding the unrealized gain or loss on securities classified as available for sale and intangible assets. Total capital includes Tier I capital plus the allowance for loan losses not to exceed 1.25% of risk-weighted assets. Risk-weighted assets are the Bank’s total assets after such assets are assessed for risk and assigned a weighting factor based on their inherent risk. In addition to the risk-weighted ratios, all institutions are required to maintain Tier I leverage ratios of at least 5.0% to be considered "well capitalized" and 4.0% to be considered "adequately capitalized." The leverage ratio is defined as Tier I capital divided by average adjusted assets for the most recent quarter.

Under the Determination Letter, the Bank is required to maintain its capital at the “well capitalized” level until June 1, 2008. The table below sets forth Bank-only capital levels in addition to the capital requirements under the Determination Letter and prompt corrective action regulations.

	Actual Period-end September 30, 2006	Capital Ratios December 31, 2005	Required under TDOB Determination Letter	For Capital Adequacy Purpose	Minimum Requirements to be Well Capitalized under Prompt Action Requirements

Leverage Ratio
Tier I capital to average assets - Bank	24.7%	24.3%	5.00%	4.00%	5.00%

Risk-Based Capital Ratios
Tier I capital to risk-weighted assets - Bank	37.7%	39.5%	6.00%	4.00%	6.00%

Total capital to risk-weighted assets - Bank	38.9%	40.8%	10.00%	8.00%	10.00%

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Although no default has been declared, the Company did not pay interest that was due March 31, 2002, September 30, 2002, March 31, 2003, September 30, 2003, March 31, 2004, September 30, 2004, March 31, 2005, September 30, 2005, March 31, 2006 and September 30, 2006 on $4,350,000 aggregate principal amount of the Notes. Part I contains statements about the Notes. Only the specific statements about the Notes, the arrearage in payments of interest due and the possible consequences of default are incorporated in this Item 3. The specific statements are located in Part I, in Item 1, Note 5 to the financial statements and in Item 2, under the following headings: Overview, Dependence on the Bank, Analysis of Financial Condition and Liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE NUMBER
3.01	Certificate of Incorporation, as amended	Filed with the Company’s Form 10-K dated December 31, 1993 and incorporated by reference herein.
3.02	Restated Bylaws	Filed with the Company’s Form 10-K dated December 31, 1994 and incorporated by reference herein.
4.01	Form of Common Stock certificate(specimen)	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.02	Indenture dated as of September 30, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee	Filed with the Company's Form 10-Q for the quarter ended September 30, 1998 and incorporated by reference herein.
4.03	Form of Notes (included in Exhibit 4.02)	Filed with the Company's Form 10-Q for the quarter ended September 30, 1998 and incorporated by reference herein.
4.04	Form of Note Purchase Agreements dated June 30, 1998	Filed with the Company's Registration Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
10.01	Branch Purchase and Assumption Agreement entered into with W. Marvin Rush as Agent for the organizers of TexStar Bank on October 31, 2003	Filed with the Company's Form 8-K filed on November 18, 2003 and incorporated by reference herein.
11	Statement Regarding the Computation of Earnings Per Share	Reference is hereby made to the Consolidated Statements of Operations on page 4 and Note 2 to the Consolidated Financial Statements on page 8 hereof
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	32
32.1	Certification of the chief executive 35 officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	34

(b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: _________________, 2006 Surety Capital Corporation

By: /s/ Richard Abrams

Richard Abrams, Chairman

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	PAGE NUMBER
3.01	Certificate of Incorporation, as amended	Filed with the Company’s Form 10-K dated December 31, 1993 and incorporated by reference herein.
3.02	Restated Bylaws	Filed with the Company’s Form 10-K dated December 31, 1994 and incorporated by reference herein.
4.01	Form of Common Stock certificate(specimen)	Filed with the Company's Form 10-K dated December 31, 1993 and incorporated by reference herein.
4.02	Indenture dated as of September 30, 1998 between the Company and Harris Trust and Savings Bank, Chicago, Illinois, as trustee	iled with the Company's Form 10-Q for the quarter ended September 30, 1998 and incorporated by reference herein.
4.03	Form of Notes (included in Exhibit 4.02)	iled with the Company's Form 10-Q for the quarter ended September 30, 1998 and incorporated by reference herein.
4.04	Form of Note Purchase Agreements dated September 30, 1998	Filed with the Company's Registration Statement No. 333-57601 on Form S-3 and incorporated by reference herein.
10.01	Branch Purchase and Assumption Agreement entered into with W. Marvin Rush as Agent for the organizers of TexStar Bank on October 31, 2003	Filed with the Company's Form 8-K filed on November 18, 2003 and incorporated by reference herein.
11	Statement Regarding the Computation of Earnings Per Share	Reference is hereby made to the Consolidated Statements of Operations on page 4 and Note 2 to the Consolidated Financial Statements on page 8 hereof
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a)	32
32.1	Certification of the chief executive 35 officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	34

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

Date: November 16,2006	/s/ Richard Abrams
Richard Abrams, Chairman (principal executive officer and principal financial officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Surety Capital Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard N. Abrams, chief executive officer and chief financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 16, 2006	/s/ Richard Abrams
Richard Abrams, Chairman (chief executive officer and chief financial officer)